Form 10QSB
period 1996-12-31
TIREX AMERICA INC
filed 1997-02-14
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                       FORM 10-QSB
      (Mark One)
          [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 1996

          [ ]  Transition report under Section 13 or 15(d) of the
               Securities Exchange Act of 1934

               For the transition period from __________ to __________

                       COMMISSION FILE NUMBER 33-17598-NY

                               TIREX AMERICA INC.
                         (Exact Name of Small Business
                       Issuer as Specified in its Charter)

              DELAWARE                                    22-2824362
    (State or other jurisdiction                       (I.R.S. Employer
    of Incorporation or Organization)                  Identification No.)

                3767 THIMENS, VILLE ST. LAURENT, QUEBEC H4R 1W4
                    (Address of Principle executive offices)

                                 (514) 335-0111
                (Issuer's telephone number, including area code)

                 ______________________________________________
                       (Former Name, Former Address and
                         Former fiscal Year, if Changed
                               Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the
     past 90 days.      Yes   [X]       No   [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of February 8, 1997: 27,617,481 shares

     Transitional Small Business Disclosure Format (check one):
     Yes   [ ]    No  [X]

                               TIREX AMERICA INC.
                         (A DEVELOPMENT STAGE COMPANY)

                               TABLE OF CONTENTS


     PART I
     ITEM I - FINANCIAL INFORMATION (unaudited)                   PAGE

            Tirex America Inc. and Subsidiary
             Consolidated Balance Sheets as at
              December 31, 1996 and 1995 . . . . . . . . . . . .    3

            Consolidated Statements of Operations
             for the six-month periods
              ended December 31, 1996 and 1995 . . . . . . . . .    5

            Consolidated Statements of Cash Flows
             for the six-month periods
              ended December 31, 1996 and 1995  . . . . . . . .     6

            Notes to Financial Statements (unaudited). . . . . .    7

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . .  12

      PART II

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . .   14

                            _______________________

          The financial statements are unaudited. However, the management of registrant believes that all necessary adjustments (which include only normal recurring adjustments) have been reflected to present fairly the financial position of registrant at December 31, 1996 and the results of its operations and changes in its financial position for the six-month periods ended December 31, 1995 and 1996 and for the period from inception (July 15, 1987).

                               TIREX AMERICA INC
                         (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                                       As At December 31
                                                     1996            1995
     Assets
     Current Assets:
          Cash                                      9,309           1,371
          Note Receivable                           1,158           1,158
                                                   ------           -----
     Total Current assets                          10,467           2,529
                                                   ------           -----
     Equipment - At Cost - Net of Accumulated      16,561           6,560
     Depreciation of $8,275  (Note 1)              ------           -----

     Other Assets
     Equipment Development costs                  184,482          61,201
     Other Assets   (Note 1)                         -              1,600
     Organization Costs, Net of Accumulated         1,059           1,367
     Amortization of $483                         -------          ------

     Total Other Assets                           185,541          64,168
                                                  -------          ------

     Total Asset                                  212,569          73,257
                                                  -------          ------
     Liabilities and Owners' equity (Deficit):
     Current Liabilities
     Accrued expenses                             216,578          63,037
     Due to Shareholders  (Note 3)                  5,000           5,000
                                                  -------          ------

     Total Current Liabilities                    221,576          68,037
                                                  -------          ------

     Deposit payable                               65,000          50,000
     Stock Options  (Note 6)                       20,000          20,000
     Loans payable                                 80,796          31,985
                                                  -------          ------
                                                  165,796         116,985
                                                  -------         -------
     Commitments and Contingencies

     Owners' Equity (Deficit)
     Common Stock, $.001 par value; Authorized
     50,000,000 Shares, Issued and Outstanding,
     23,664,267  (Note 1,3,4,5)                   23,664          17,121

                               Tirex America Inc.
                                  Consolidated
                               Balance Sheet cont.

     Additional Paid-in Capital                2,563,049       1,920,129

     (Deficit) accumulated during the
      development stage                       (2,761,516)     (2,049,015)
                                              ------------    -----------

     Total Owners' Equity (Deficit)               (48,777)      (111,765)
     Total Liabilities and Owners' Equity       $ 174,803       $ 73,257
     (Deficit)                                  ----------      ---------

     See Notes to Financial Statements


                               TIREX AMERICA INC
                         (A DEVELOPMENT STAGE COMPANY)
                     Consolidated Statement of Operations
                                  (Unaudited)


                                                      Six Months Ended
                                                         December 31

                                                   1996              1995

     Revenues                                       ---           $  5,000

     Cost of Sales                                  ---              4,000

     Gross Profit                                   ---              1,000
                                                                  --------
     General and Administrative
     Expenses
     Officers Salary  (Note 3, 5)                263,526           275,000
     Consulting Services                         263,526           130,208
     Professional Services                        24,627             8,989
     Rent                                          4,114             1,500
     Travel and Entertainment                     24,310            16,253
     Telephone                                     2,476             1,195
     Depreciation and Amortization                 1,390               690
     Office Expenses                               2,867             1,544
     Miscellaneous                                 1,056               350
     Franchise and other Tax                        ---                217
     Bank Charges                                  1,654               229
     Investor Relations                             ---                576
     Transfer Agent                                3,226             1,595
                                                --------           -------
     Total General and Administrative            360,219           438,346
     Expenses

     Net (Loss)                                 (360,219)         (438,346)
                                                ---------         ---------

     Net (Loss) Per Common Share                    (.02)             (.02)
                                                ---------         ---------

     Weighted Average Shares of                22,533,003        16,957,710
     Common Stock Outstanding                  ----------        ----------

     See Notes to Financial Statements.

                               TIREX AMERICA INC
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                             Six Months Ended
                                                               December 31
                                                          1996             1995
     Operating Activities
     Net (Loss)                                      $(360,219)       $(437,346)
     Adjustments to Reconcile Net (Loss) to Net       ---------        --------
     Cash Provided by Operating Activities:
     Depreciation and Amortization                       1,390              690
     Stocks Issued In Exchange For Services            286,898          275,000

     Change in Assets and Liabilities:
     Increase(Decrease) in Accrued Expenses            (25,853)           3,379
                                                      ---------         -------
                                                       262,435          279,069
                                                       -------         --------

     Net Cash-Operating Activities                     (97,784)        (158,277)
                                                       --------        ---------

     Investing Activities
     Equipment Development Costs                        (7,258)            0
                                                       --------        ---------
     Net Cash-Investing Activities                      (7,258)            0
                                                       --------        ---------
     Financing Activities
     Issuance Of Common Stocks And Additional           68,315           54,193
                              Paid In Capital
     Loans Payable                                       45,796          31,985
     Deposit Payable                                       ---           15,000
                                                       --------        ---------

     Net Cash - Financing Activities                    114,111         101,178
                                                       --------         --------
     Net Increase (Decrease) in Cash                      9,069         (57,099)
                                                       --------         --------

          Cash - Beginning of Period                        240          58,470
                                                       --------         --------

          Cash - End of Period                         $  9,309        $  1,371
                                                       --------        ---------
     See Notes to Financial Statements.

                       TIREX AMERICA INC. AND SUBSIDIARY
                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements

      Note 1  - Summary of Accounting Policies
                Nature of Business
                -----------------
                Tirex America, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 19, 1987. The Company originally planned to provide comprehensive health care services to persons with Acquired Immune Deficiency Syndrome, however due to its inability to raise sufficient capital it was unable to implement its business plan.
                The Company had been inactive since it ceased operations in November 1990.

                In the Fall of 1992, a group of shareholders lead by Edward Mihal and including 16 other shareholders acting in concert with Mr. Mihal along with Patrick McLaren and George Fattell, individuals without any prior affiliation with the Company, became interested in the Company as an entity potentially suitable for merger or similar trans-action with an operating private company seeking to be-come public in this manner. This group approached the Company's incumbent management with a proposal whereby they agreed to assume management control, make all de-linquent filings with the Securities and Exchange Com-mission, restore service by transfer agent and pay all other expenses required to enable the Company to begin trading its stock and completing a merger or similar transaction.

                In furtherance of the foregoing, on November 5, 1992,
                J. Richard Goldstein, MD, Peter R. Stratton and Robert Kopsack resigned from their positions as officers and directors of the Company. From June 1989 until the date of such resignations, Dr. Goldstein was the Company's President and Chief Executive Officer, Mr. Stratton was Vice-President, Chief Operating Officer, Secretary and Treasurer, and Mr. Kopsack was the Company's Vice President. In resigning their positions, Dr. Goldstein and Messrs. Stratton and Kopsack acknowledged that they acceded to their respective positions and had received compensation in consideration of their representations that they would, and their beat efforts to, implement a business plan for the Company which would encompass, among other things, the establishment and operating of skilled nursing care facilit-ies for patients with Acquired Immune Deficiency Syndrome. Compensation received by Dr. Goldstein and Messrs. Stratton and Kopsack consisted of cash payments, stock issuances, and the grants of stock options and/or stock purchase warrants. As part of their resignations, Dr. Goldstein and Messrs. Stratton and Kopsack each executed releases whereby the Company was released and forever discharged from all debts, obligations, covenants, agreements,contracts, claims or demands in law or in equity, including but not limited to any stock options or stock purchase warrants granted or promised to them, which against the Company, each ever had, or thereafter may have for or by reason of any matter, cause or thing up to and through November
                5, 1992. Each of Dr. Goldstein and Messrs. Stratton and Kopsack also acknowledged the termination and rescission of their respective employment agreements with the Company to such persons as the Company should direct for the purpose of satisfying certain of the Company's obligations to third parties. In consideration of the resignations and releases executed by Dr. Goldstein and Messrs. Stratton and Kopsack, Edward Mihal and each of the sixteen share-holders of the Company acting in concert with Mr. Mihal executed and delivered reciprocal personal releases to and on behalf of Dr. Goldstein and Messrs. Stratton and Kopsack. In connection with the foregoing resignations, Dr. Goldstein and Messrs. Stratton and Kopsack appointed, as an interim board of directors, Patrick McLaren, George Fattell, And Edward Mihal (the "Interim Management"). It was the goal of the Interim Management to find suitable acquisition and/or development by the Company. On Dec-ember 29, 1992, Edward Mihal resigned his position as an officer and a director of the Company and Louis V. Muro was appointed as an officer and director of the Company to fill the vacancy created thereby.

                       TIREX AMERICA INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

      Note 1  - Summary of Accounting Policies (continued)
                Reorganization
                --------------
               On March 26, 1993, the Company entered into an acquisition agreement (the "Acquisition Agreement") with Louis V. Muro, Patrick McLaren and George fattell, officers and directors of the Company (collectively the "Sellers'') , for the pur-chase of certain technology owned and developed by the Sellers (the "Technology") and extensive and detailed plans (the "Business Plan") for a business which will engage in the ex-ploitation of the Technology. The Technology will be used to design, develop and construct a prototype machine and thereafter a production quality machine for the cryogenic disintegration of used tires. Pursuant to the Acquisition Agreement, Sellers agreed to assign, transfer and sell to the Company all of their right, title and interest in the Technology and Business Plan in exchange for fifteen million nine hundred thousand (15,900,000) shares of the Company's common stock, $.001 par value per share (the "Sellers' Stock") of which eleven million nine hundred thousand (11,900,000) shares were put into escrow. The Business Plan and Technology were developed by the Sellers prior to their affiliation or association with the Company. The Sellers were engaged as the Company's officers and directors for the purpose of imple-menting the Business Plan with the Technology or such other technology which they believed could reasonably satisfy the requirements of the Business Plan.

               Effective with the March 26, 1993, closing date of the Acquisition Agreement (the "Closing Date"), the Company authorized an increase in the number of directors of the Company from three to six. Pursuant thereto, the Company appointed Messrs. Kenneth Forbes, Nicholas Campagna, and Alfred J. Viscido to fill the vacancies created in the size of the board. As an inducement to Messrs. Forbes, Campagna and Viscido to join the board of directors, the Company issued 250,000 shares of its common stock, $.001 per value to each of them. The Acquisition Agreement also provided for stock issuances in the form of finders fees. Pursuant thereto, the Company issued 300,000 and 1,700,000 shares of its common stock, $.001 par value, to Joseph Territo and Edward Mihal, respectively.

               Effective March 24, 1994, George Fattell resigned as an officer and director of the Company. Per the terms of his resignation any future shares of the Company's common stock issued to Mr. Fattell are to be equally distributed to Louis V. Muro and Patrick McLaren.

               Effective January 18, 1995, Louis V. Muro and Patrick McLaren resign their positions as officers and directors of the Com-pany. In addition to their resignations they acknowledged that none of the requisite performance levels for the release of any of the 11,900,000 escrow shares had been met and re-nounced all rights to such shares.

               Basis of Consolidation
               The consolidated financial statements include the accounts of Tirex America, Inc. and its subsidiary Tirex Canada. All intercompany transactions and accounts have been eliminated in consolidation.

                       TIREX AMERICA INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

      Note 1 - Summary of Accounting Policies (continued)
               Equipment
               ---------
               Equipment is recorded at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets by using the straight-line method of depreciation.

               Repairs and maintenance costs are expensed as incurred while additions and betterments are capitalized. The cost and related accumulated depreciation of assets sold ore retired are eliminated from the accounts and any gain or losses are reflected in earnings.

               Organization Costs
               -------------------
               Organization costs are being amortized on a straight-line basis over a sixty month period.

               Per Share Data
               --------------
               The primary income (loss) per share was computed on the weighted number of shares of the common stock outstanding during the period. Common share equivalents were not included as their inclusion would have been anti-dilutive.

               Income Taxes
               ------------
               The Company has net operating loss carryovers of approximately $2.4 million as of June 30, 1996, expiring in the years 2004 through 2011. However, based upon present Internal Revenue regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial ad-ditional stock, most of this loss carryover may not be avail-able to the Company.

               The Company adopted Statement of Financial Accounting Stand-ards (SFAS) No. 109, Accounting for Income Taxes, effective July 1993. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporarily differences and operating carryforwards. Because of the uncertainties discussed in Note 2, however, and deferred tax asset established for utilization of the Company's tax amount is loss carryforwards would correspondingly require a valuation allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements.


      Note 2 - Going Concern
               -------------
               As shown in accompanying financial statements, the Company incurred a net loss of $(360,219) during the six months ended December 31, 1996 and as of that date, the Company's current liabilities exceeded it current assets by $211,109 and its total liabilities exceeded its total assets by $174,803.

               In March 1993, the Company, which was still in the develop-ment stage, developed a new Business Plan. The Company is in the process of constructing a production quality machine for the cryogenic disintegration of used tires. The Company also plans to recycle used tires using ambient temperature disintegration equipment. At December 30, 1996, the company is still in the development stage. Fees generated from tip-ping and culling were insufficient to fund the current operations of the Company. All of these factors create an uncertainty about the Company's ability to continue as a going concern.

                       TIREX AMERICA INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

     Note 1 - Going Concern (continued)
              -------------------------
              The Company is currently in the process of formulating a plan to obtain capital through a merger or acquisition, which will provide working capital while the Company constructs its cryo-genic disintegration machine. The ability of the Company to continue as a going concern is dependent on the success of the plan. The financial statements do not include any adjustments that might be necessary if the Company in unable to continue as a going concern.

     Note 3 - Related Party Transactions
              --------------------------
              In 1994, a stockholder loaned the Company $5,000. There are no terms for repayment or interest on these loans.

              On July 22, 1994, 3,000,000 shares of Tirex America, Inc. were released from escrow and issued to Louis V. Muro and Patrick McLaren (1,500,000 shares each) in accordance with the terms and provisions of the Acquisition Agreement dated March 26, 1993.

              In January 1995, the Company entered into employment agreements with the President and General Counsel whereby the Company will pay $250,000 a year plus benefits and $150,000 a year plus benefits respectively. In January 1996, the Company signed an employment agreement with the Vice President in charge of Engineering for $150,000 a year plus benefits, All of the employment agreements call for three year terms. In ad-dition to the employment services, the officers agree not to compete with the Company for the two year period following the termination of employment. If an officer is terminated other than for cause or for "good reason", the terminated officer will be paid twice the amount of their base salary for twelve months.

              Included in accrued expenses at December 31, 1996 is $126,026 of salary to officers for which the company subsequently issued common stock.

     Note 4 - Forgiveness of Debt
              -------------------
              In 1996 and 1995, the Company recorded increases in common stock and paid-in capital of $29,400 and $24,500, respect-ively, which was in recognition of the forgiveness of debt by certain related parties of the Company.

     Note 5 - Common Stock
              ------------
              During the year ended June 30, 1995, the Company's Board of Directors has authorized the issuance of 2,000 shares of its common stock, $.001 par value per share. These shares were purchased during the year ended June 30, 1990. Inadver-tently, the Company failed to issue the shares at the time of purchase.

              During the years ended June 30, 1996 and 1993, the Company issued common stock to individuals for services performed and forgiveness of debt totalling $542,572 and $177,950, res-pectively. Included in these amounts are payments to officers of the Company in exchange for salary in the amount of $502,756 and $150,000, respectively. The dollar amounts assigned to such transactions have been recorded at the fair value of the services received, because the fair value of the services received was more evident than the fair value of the stock surrendered.

                       TIREX AMERICA INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

     Note 6 - Stock Options
              -------------
              On May 19, 1995, the Company sold to a director of the Company an option to purchase 20,000 shares Of Cumulative Convertible Preferred Stock at an exercise price of $10 par share, exer-cisable during the two year period beginning May 19, 1995, and ending May 18, 1997. The director paid $20,000 for the option. The term of the Preferred Stock purchasable under the option call for cumulative cash dividends at a rate of $1.20 per share and conversion into shares of common stock. The conversion to Common stock ratio varies depending on when the conversion is made. At June 30, 1996, the option has not been exercised.

                       TIREX AMERICA INC.  AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

          The following is management's discussion and analysis of signifi-cant factors which have affected Registrant's financial position and operations during the fiscal quarter ended December 31, 1996.

     LIQUIDITY AND CAPITAL RESOURCES

          The activities of Registrant since its inception in 1987 have been financed by sources other than operations. Such financing was principally provided by the sale of securities in private transactions, as follows:

                                                     Proceeds From
                         Year Ended                     Sales of
                          June 30th                    Securities
                            1996                         80,872
                            1995                         22,316
                            1994                        237,430
                            1993                         76,055
                            1990                         80,812
                            1989                         77,000

           In addition, Canadian Government tax credits, grants and/or loans provided Registrant with an aggregate of $26,861 during the year end June 30, 1996 and an additional $45,796, during the six-month period ended December 31, 1996.

            As at December 31, 1996, Registrant had total assets of $212,569 reflecting a nominal increase from the end of the previous fiscal quarter ended September 30, 1996 and an increase of $139,312, from the end of the analogous quarter in the previous fiscal year, when total assets as at December 31, 1995 were $73,257. Such increase reflects, in the main part, accrued development costs related to the TCS-1 System. As at December 31, 1996, total liabilities were $387,372. This reflects an increase of $202,350 from the analogous date in the previous fiscal year, when total liabilities were $185,022 as at December 31, 1995, and an increase of $156,889 from the end of the last fiscal quarter, when total liabilities were $230,483. Manage-ment attributes such increases to accrued operating expenses and increase in deposit and loans payable. Reflecting the foregoing, as at December 31, 1996, Registrant had a working capital deficit (current assets minus current liabilities) of ($211,109). This reflects an increase in the size of the deficit from December 31, 1995, when Registrant had a working capital deficit of ($65,508) and an increase in the amount of such deficit since the end of the last fiscal quarter, when it was ($109,172).

            Registrant currently has no material assets and a negative net worth. The success of its proposed cryogenic tire disintegration business and its ability to continue as a going concern will be depen-dent upon Registrant's ability to obtain adequate financing to complete the design and development of the TCS-1 System and to commence manu-facturing and sales activities related thereto. While Registrant believes that it will be able to do so during the current fiscal year which will end June 30, 1997, it cannot, at the present time, give any assurances that this will in fact be the case.


      RESULTS OF OPERATIONS

           Registrant has never engaged in any significant business activities and had no revenues from operations during the six month's ended December 31, 1996. Minimal revenues of $5,000 were received during the analogous six-month period in the pre-vious fiscal year from discontinued rubber brokerage activities. Management has continued to devote all of Registrant's limited resources to activities connected with completing the design and development of the first TCS-1 System, commencing the manufacture thereof, and endeavoring to raise financing to cover the costs of such activities.

            From inception (July 15, 1987) through December 31, 1996, Registrant has incurred a cumulative net loss of ($2,761,516), more than half of which was incurred, prior to the inception of Registrant's present business plan, in connection with Registrant's discontinued proposed health care business and was due primarily to the expensing of costs associated with obtaining certain certificates of need ($309,000), officers salaries ($168,750), professional services ($171,703), rent ($92,335) and other start-up costs ($164,226).
      Registrant never commenced its proposed health care operations and therefore, generated no revenues from operations, Pursuant to Registrant's present business plan, it intends to engage in the business of manufacturing cryogenic tire disintegration equipment.
      At the present time, Registrant is engaged in completing the design and development, and commencing the construction of a production quality cryogenic tire disintegration machine based on its proprietary TCS-1 System technology. Unless and until Registrant successfully develops and commences manufacturing and sales operations respecting such a machine, Registrant will continue to generate no revenues from operations.

                                    PART II

                               OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

            (A)  EXHIBITS FILED HEREWITH:

                     None

           (B) CURRENT REPORTS ON FORMS 8-K FILED DURING QUARTER ENDED DECEMBER 31, 1996


                     No Current Reports on Form 8-K were filed with the Commission during the quarter ended December 31, 1996.


                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TIREX AMERICA INC.


                                           By /s/  Terence C. Byrne
                                              Terence C. Byme, President
                                                and Treasurer


      Date:  February 13, 1997             /s/  Terence C. Byrne
                                          Terence C. Byrne, Chief Executive
                                            and Chief Financial Officer