Form 10QSB
period 1997-03-31
TIREX AMERICA INC
filed 1997-05-19
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1997

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ___________

                    Commission File Number 33-17598-NY

                             TIREX AMERICA INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                Delaware                                      22-2824362
     (State or other jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                      identification No.)


                 3767 Thimens, Ville St. Laurent, Quebec H4R lW4
                    (Address of Principal executive offices)

                                 (514) 335-0111
                (issuer's telephone number, including area code)

           __________________________________________________________
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
    --------      ---------

                    APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity: As of May 12, 1997, there were 28,794,063 shares of the Issuer's common stock issued and outstanding.

      Transitional Small Business Disclosure Format (check one):
Yes             No     X
    --------       ---------

                             Tirex America Inc.
                      (A Development State Company)





                             TABLE OF CONTENTS

                                  PART I

Item I - Financial Information (unaudited)                                Page

     Tirex America Inc. and Subsidiary
       Consolidated Balance Sheets as of
         March 31, 1997 and 1996     . . . . . . . . . . . . . . . . . . .   3

     Consolidated Statements of Operations
       for the three and nine month periods
         ended March 31, 1997 and 1996   . . . . . . . . . . . . . . . . .   5

     Consolidated Statements of Cash Flows
       for the nine-month periods
         ended March 31, 1997 and 1996   . . . . . . . . . . . . . . . . .   6

     Notes to Financial Statements (unaudited)  . . . . . . . . . . . . .    7

Item 2 Management's Discussion and Analysis of
     Financial Condition and Results of Operations  . . . . . . . . . . .   16


PART II
Item 2 - Changes in Securities  . . . . . . . . . . . . . . . . . . . . .   18

Item 6 - Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . .   27

     The financial statements are unaudited. However, the management of registrant believes that all necessary adjustments (which include only normal recurring adjustments) have been reflected to present fairly the financial position of registrant at March 31, 1997 and the results of its operations and changes in its financial position for the three and nine month periods ended March 31, 1997 and for the period from inception (July 15, 1987).

                                   TIREX AMERICA INC
                             (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED BALANCE SHEET
                                      (UNAUDITED)

                                                         As At March 31
                                                      1997            1996
Assets
Current Assets:
     Cash                                            10,697            ---
     Note Receivable                                  1,158          1,158
Total Current assets                                 11,855          1,158

Equipment - At Cost - Net of Accumulated             17,681          6,290
Depreciation of $8,895  (Note 1)

Other Assets
Equipment Development costs                         549,116         61,201
Other Assets   (Note 1)                                -             1,600
Organization Costs, Net of Accumulated                  984          1,292
Amortization of $558
Total Other Assets                                   550,100        64,098

Total Asset                                          579,636        71,541

Liabilities and Owners' equity (Deficit):
Current Liabilities
Bank Indebtedness                                       -            1,344
Accrued expenses                                     234,603        62,600
Due to Shareholders  (Note 3)                           -            5,000
Total Current Liabilities                            234,603        68,944

Deposit payable                                      190,000        65,000
Stock Options  (Note 6)                               20,000        20,000
Loans payable                                         45,796        31,985
                                                     255,796       116,985
                                                     490,399       185,929
Commitments and Contingencies
Owners' Equity (Deficit)
Common Stock, $.001 par value; Authorized
50,000,000 Shares, Issued and Outstanding,
28,029,268  (Note 1, 3, 4, 5)                         28,029        21,287


                                Tirex America Inc.
                                   Consolidated
                                Balance Sheet cont.


Additional Paid-in Capital                         3,082,938     2,053,463

(Deficit) accumulated during the
development stage                                 (3,021,730)   (2,189,138)

Total Owners' Equity (Deficit)                        89,237      (114,388)

Total Liabilities and Owners' Equity               $ 579,636    $   71,541
(Deficit)

See Notes to Financial Statements


                                  TIREX AMERICA INC
                            (A DEVELOPMENT STAGE COMPANY)
                         Consolidated Statement of Operations
(Unaudited)

                                                        Six Months Ended
                                                            March 31

                                                        1997        1996
Revenues                                                 -       $ 36,860

Cost of Sales                                            -          4,000

Gross Profit                                             -         32,860

General and Administrative
Expenses
Officers Salary  (Note 3, 5)                         382,592      412,500
Consulting Services                                   70,771      128,833
Professional Services                                 58,761       13,525
Rent                                                   5,056        1,500
Travel and Entertainment                              65,672       32,794
Telephone                                              6,031        1,195
Depreciation and Amortization                          2,085        1,035
Office Expenses                                       13,599       15,044
Miscellaneous                                          2,793          350
Franchise and other Tax                                  -            443
Bank Charges                                           6,270          318
Investor Relations                                     1,794          576
Transfer Agent                                         5,009        2,216

Total General and Administrative                     620,433      610,329
Expenses

Net (Loss)                                          (620,433)    (577,469)

Net (Loss) Per Common Share                         (    .02)    (    .03)

Weighted Average Shares of                        23,907,069   19,041,095
Common Stock Outstanding

See Notes to Financial Statements.

                                  TIREX AMERICA INC
                            (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

                                                        Nine Months Ended
                                                             March 31
                                                        1997          1996
Operating Activities
 Net (Loss)                                          $(620,433)     $(577,469)
Adjustments to Reconcile Net (Loss) to Net
Cash Provided by Operating Activities:
 Depreciation and Amortization                           2,085          1,035
 Stocks Issued In Exchange For Services                531,958          2,942

Change in Assets and Liabilities:
 Increase(Decrease) in Accrued Expenses                 (7,826)         2,942
 Decrease in due to shareholders                        (5,000)           -
                                                       521,217        416,477

Net Cash-Operating Activities                          (99,216)      (160,922)

Investing Activities
Equipment                                               (1,740)            -
Equipment Development Costs                           (371,892)            -

Net Cash-Investing Activities                         (373,632)            -


Financing Activities
 Issuance Of Common Stocks And Additional              347,509         54,193
                    Paid In Capital
 Loans Payable                                          10,796         31,985
 Deposit Payable                                       125,000         15,000
 Net Cash - Financing Activities                       483,305        101,178

 Net Increase(Decrease) in Cash                         10,457        (59,814)

     Cash - Beginning of Period                            240         58,470

     Cash - End of Period                             $ 10,697       $ (1,344)

See Notes to Financial Statements.

                           TIREX AMERICA INC. AND SUBSIDIARY
                             (A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1  -  Summary of Accounting Policies
           Nature of Business

     Tirex America, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 19, 1997. The Company originally planned to provide comprehensive health care services to persons with Acquired Immune Deficiency Syndrome, however due to its inability to raise sufficient capital it was unable to implement its business plan. The Company had been inactive since it ceased operations in November 1990.

     In the Fall of 1992, a group of shareholders lead by Edward Mihal and including 16 other shareholders acting in concert with Mr. Mihal along with Patrick McLaren and George Fattell, individuals without any prior affiliation with the Company, became interested in the Company as an entity potentially suitable for merger or similar transaction with an operating private company seeking to become public in this manner. This group approached the Company's incumbent management with a proposal whereby they agreed to assume management control, make all delinquent filings with the Securities and Exchange Commission, restore service by transfer agent and pay all other expenses required to enable the Company to begin trading its stock and completing a merger or similar transaction.

     In furtherance of the foregoing, on November 5, 1992, J. Richard
Goldstein, MD, Peter R. Stratton and Robert Kopsack resigned from their positions as officers and directors of the Company. From June 1989 until the date of such resignations, Dr. Goldstein was the Company's President and Chief Executive Officer, Mr. Stratton was Vice-President, Chief Operating Officer, Secretary and Treasurer, and Mr. Kopsack was the Company's Vice President, In resigning their positions, Dr. Goldstein and Messrs. Stratton and Kopsack acknow ledged that they acceded to their respective positions and had received compensation in consideration of their representations that they would, and their beat efforts to, implement a business plan for the Company which would encompass, among other things, the establishment and operating of skilled nursing care facilities for patients with Acquired Immune Deficiency
Syndrome. Compensation received by Dr. Goldstein and Messrs. Stratton and Kopsack consisted of cash payments, stock issuances, and the grants of stock options and/or stock purchase warrants. As part of their resignations, Dr. Goldstein and Messrs. Stratton and Kopsack each executed releases whereby the Company was released and forever discharged from all debts, obligations, covenants, agreements, contracts, claims or demands in law or in equity, including but not limited to any stock options or stock purchase warrants granted or promised to them, which against the Company, each ever had, or thereafter may have for or by reason of any matter, cause or thing up to and through November 5, 1992. Each of Dr. Goldstein and Messrs. Stratton and Kopsack also acknowledged the termination and rescission of their respective employment agreements with the Company to such persons as the Company should direct for the purpose of satisfying certain of the Company's obligations to third parties. In consideration of the resignations and releases executed by Dr. Goldstein and Messrs. Stratton and Kopsack, Edward Mihal and each of the sixteen shareholders of the Company acting in concert with Mr. Mihal executed and delivered reciprocal personal releases to and on behalf of Dr. Goldstein and Messrs. Stratton and Kopsack. In connection with the foregoing resignations, Dr. Goldstein and Messrs. Stratton and Kopsack appointed, as an interim board of directors, Patrick McLaren, George Fattell, And Edward Mihal (the "Interim Management"). It was the goal of the Interim Management to find suitable acquisition and/or development by the Company. On December 29, 1992, Edward Mihal resigned his position as an officer and a director of the Company and Louis V. Muro was appointed as an officer and director of the Company to fill the vacancy created thereby.

                            TIREX AMERICA INC. AND SUBSIDIARY
                              (A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

Note 1  - Summary of Accounting Policies (continued)
          Reorganization

     On March 26, 1993, the Company entered into an acquisition agreement (the "Acquisition Agreement") with Louis V. Muro, Patrick McLaren and George Fattell, officers and directors of the Company (collectively the "Sellers'') , for the purchase of certain technology owned and developed by the Sellers (the "Technology") and extensive and detailed plans (the "Business Plan") for a business which will engage in the exploitation of the Technology. The Technology will be used to design, develop and construct a prototype machine and thereafter a production quality machine for the cryogenic disintegration of used tires. Pursuant to the Acquisition Agreement, Sellers agreed to assign, transfer and sell to the Company all of their right, title and interest in the Technology and Business Plan in exchange for fifteen million nine hundred thousand (15,900,000) shares of the Company's common stock, $.001 par value per share (the "Sellers' Stock") of which eleven million nine hundred thousand (11,900,000) shares were put into escrow. The Business Plan and Technology were developed by the Sellers prior to their affiliation or association with the Company. The Sellers were engaged as the Company's officers and directors for the purpose of implementing the Business Plan with the Technology or such other technology which they believed could reasonably satisfy the requirements of the Business Plan.

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

     Effective January 18, 1995, Louis V. Muro and Patrick McLaren resign their positions as officers and directors of the Company. In addition to their resignations they acknowledged that none of the requisite performance levels for the release of any of the 11,900,000 escrow shares had been met and renounced all rights to such shares.

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

     Organizations Costs

     Organization costs are being amortized on a straight-line basis over a sixty month period.

     Per Share Data

     The primary income (loss) per share was computed on the weighted number of shares of the common stock outstanding during the period. Common share equivalents were not included as their inclusion would have been anti-dilutive.

     Income Taxes

     The Company has net operating loss carryovers of approximately $2.4 million as of June 30, 1996, expiring in the years 2004 through 2011.
However, based upon present Internal Revenue regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock, most of this loss carryover may not be available to the Company.

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, effective July 1993. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporarily differences and operating carryforwards. Because of the uncertainties discussed in Note 2, however, and deferred tax asset established for utilization of the Company's tax amount is loss carryforwards would correspondingly require a valuation allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements.

Note 2 - Going Concern

     As shown in accompanying financial statements, the Company incurred a net loss of $(620,433) during the nine months ended March 31, 1997 and as of that date, the Company's current liabilities exceeded it current assets by $222,748 and its total assets exceeded its total liabilities by $89,237.

     In March 1993, the Company, which was still in the development stage, developed a new Business Plan. The Company is in the process of constructing a production quality machine for the cryogenic disintegration of used tires. The Company also plans to recycle used tires using ambient temperature disintegration equipment. At March 31, 1997, the company is still in the development stage. Fees generated from tipping and culling were insufficient to fund the current operations of the Company. All of these factors create an uncertainty about the Company's ability to continue as a going concern.

                          TIREX AMERICA INC. AND SUBSIDIARY
                            (A DEVELOPMENT STAGE COMPANY)

                       Notes to Consolidated Financial Statements

Note 2  -  Going Concern (continued)

     The Company is currently in the process of formulating a plan to obtain capital through a merger or acquisition, which will provide working capital while the Company constructs its cryogenic disintegration machine. The ability of the Company to continue as a going concern is dependent on the success of the plan. The financial statements do not include any adjustments that might be necessary if the Company in unable to continue as a going concern.

Note 3  -  Related Party Transactions

     On July 22, 1994, 3,000,000 shares of Tirex America, Inc. were released from escrow and issued to Louis V. Muro and Patrick McLaren (1,500,000 shares each) in accordance with the terms and provisions of the Acquisition Agreement dated March 26, 1993.

     In January 1995, the Company entered into employment agreements with the President and General Counsel whereby the Company will pay $250,000 a year plus benefits and $150,000 a year plus benefits respectively. In January 1996, the Company signed an employment agreement with the Vice President in charge of Engineering for $150,000 a year plus benefits, All of the employment agreements call for three year terms. In addition to the employment services, the officers agree not to compete with the Company for the two year period following the termination of employment. If an officer is terminated other than for cause or for "good reason", the terminated officer will be paid twice the amount of their base salary for twelve months.

     Included in accrued expenses at March 31, 1997 is $126,026 of salary to officers for which the company subsequently issued common stock.

Note 4  - Forgiveness of Debt

     In 1996 and 1995, the Company recorded increases in common stock and paid-in capital of $29,400 and $24,500, respectively, which was in recognition of the forgiveness of debt by certain related parties of the Company.

Note 5  - Common Stock

     During the year ended June 30, 1995, the Company's Board of Directors has authorized the issuance of 2,000 shares of its common stock, $.001 par value per share. These shares were purchased during the year ended June 30, 1990. Inadvertently, the Company failed to issue the shares at the time of purchase.

     During the years ended June 30, 1996 and 1993, the Company issued common stock to individuals for services performed and forgiveness of debt totaling $542,572 and $177,950, respectively. Included in these amounts are payments to officers of the Company in exchange for salary in the amount of $502,756 and $150,000, respectively. The dollar amounts assigned to such transactions have been recorded at the fair value of the services received, because the fair value of the services received was more evident than the fair value of the stock surrendered.

                          TIREX AMERICA INC. AND SUBSIDIARY
                            (A DEVELOPMENT STAGE COMPANY)

                     Notes to Consolidated Financial Statements

Note 6  - Stock Options

     On May 19, 1995, the Company sold to a director of the Company an option to purchase 20,000 shares Of Cumulative Convertible Preferred Stock at an exercise price of $10 par share, exercisable during the two year period beginning May 19, 1995, and ending May 18, 1997. The director paid $20,000 for the option. The term of the Preferred Stock purchasable under the option call for cumulative cash dividends at a rate of $1.20 per share and conversion into shares of common stock. The conversion to Common stock ratio varies depending on when the conversion is made. At March 31, 1997, the option has not been exercised.

                       TIREX AMERICA INC. AND SUBSIDIARY
                         (A Development Stage Company)


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following is management's discussion and analysis of significant factors which have affected Registrant's financial position and operations during the fiscal quarter ended March 31, 1997 (all amounts are shown in United States dollars).

Liquidity and Capital Resources

     The activities of Registrant since its inception in 1987 have been financed by sources other than operations. Such financing was principally provided by the sale of securities in private transactions. as follows:


                                Proceeds From
                           Year Ended     Sales of
                           June 30th     Securities

                              1996        $  80,872
                              1995           22,316
                              1994          237,430
                              1993           76,055
                              1990           80,812
                              1989           77,000


     In addition, Canadian Government tax credits, grants and/or loans provided Registrant with an aggregate of $26,861 during the year ended June 30, 1996 and an additional $45,796 during the nine-month period ended March 31, 1997.

     As at March 31, 1997, Registrant had total assets of $ 579,636 reflecting an increase of $367,067 from the end of the quarter ended December 31, 1996 when total assets were $212,569 and an increase of $508,095 from the end of the analogous quarter ended March 31, 1996, when total assets were $71,541. Such increase reflects, in the main part, accrued development costs related to the TCS-1 System. As at March 31, 1997, total liabilities were $490,399. This reflects an increase of $103,027 from the end of the quarter ended December 31, 1996 when total liabilities were $387,372 and an increase of $304,470, from the end of the analogous quarter ended March 31, 1996, when total liabilities were $185,929. Management attributes such increases to accrued operating expenses and increase in deposit and loans payable. Reflecting the foregoing, as at March 31, 1997,

Registrant had a working capital deficit (current assets minus current liabilities) of $222,748. This reflects an increase of $11,639 in the size of the deficit from December 31, 1996, when Registrant had a working capital deficit of ($211,109) and a further increase in the size of the deficit from the analogous quarter ended March 31, 1996 when Registrant had a working capital deficit of ($67,786).

     Registrant currently has no material assets and a negative net worth.
The success of its proposed cryogenic tire disintegration business and its ability to continue as a going concern will be dependent upon Registrant's ability to obtain adequate financing to complete the design and development of the TCS-1 System and to commence manufacturing and sales activities related thereto. While Registrant believes that it will be able to do so by the autumn of 1997, it cannot, at the present time, give any assurances that this will in fact be the case.


Results of Operations

     Registrant has never engaged in any significant business activities and had no revenues from operations during the three or nine months ended March 31, 1997 or in the analogous periods ended March 31, 1996. Management has continued to devote all of Registrant's limited resources to activities connected with completing the design and development of the first TCS-1 System. commencing the manufacture thereof, and endeavoring to raise financing to cover the costs of such activities.

     From inception (July 15, 1987) through March 31, 1997, Registrant has incurred a cumulative net loss of ($ 3,021,730), more than half of which was incurred, prior to the inception of Registrant's present business plan, in connection with Registrant's discontinued proposed health care business and was due primarily to the expensing of costs associated with obtaining certain certificates of need ($309,000), officers salaries ($168,750), professional services ($171,703), rent ($92,335) and other start-up costs ($164,226). Registrant never commenced its proposed health care operations and therefore, generated no revenues from operations. Pursuant to Registrant's present business plan. it intends to engage in the business of manufacturing cryogenic tire disintegration equipment. At the present time, Registrant is engaged in completing the design and development, and commencing the construction of a production quality cryogenic tire disintegration machine based on its proprietary TCS-1 System technology, Unless and until Registrant successfully develops and commences manufacturing and sales operations respecting such a machine, Registrant will continue to generate no revenues from operations.

                                    PART II

                               OTHER INFORMATION


Item 2. Changes in Securities

Recent Sales of Unregistered Securities

     During the fiscal quarter ended March 31, 1997, Registrant made the following sales of its common stock, $.001 par value, per share ("Common Stock") without registration under the Securities Act of 1933, as amended (the "Securities Act"). The following sets forth information respecting the dates, purchasers, and consideration involved in such sales and the bases for Registrant's claim that all such sales were exempt from the registration provisions of Section 5 of the Securities Act.


Sales to Executive Officers in Respect of Services Rendered

     On January 17, 1997, Registrant authorized the following stock issuances to its executive officers and employees in consideration of unpaid salaries due and owing to them under their respective employment agreements with
Registrant:

     1. In consideration of unpaid executive services rendered during the three-month period which commenced on October 1, 1996 and ended on December 31, 1996, Registrant authorized the issuance of an aggregate of 770,391 shares to four of its executive officers at a per share price, of $.1433 based upon an average of the bid-and ask price for the Common Stock of approximately $.2866 per share during the three-month period in which such services were rendered.

     2. In consideration of unpaid executive services rendered during the approximately three year period which commenced on December 29, 1992 and ended in March 1997, Registrant authorized the issuance of one million, one hundred thirteen thousand, six hundred thirty-six (1,113,636) Shares to one of its executive officers at a per share price of $.275. The purchase price for these shares was calculated as follows:

     (a) The officer in question had served as Secretary of Registrant from December 29, 1992 until March 1994 and as its president from March 1994 until January 18, 1995, receiving no compensation for such services, but serving to enhance the value of his shareholdings in Registrant and on the basis of an understanding that, in addition to such value enhancement, he would be fairly and equitably, compensated for services rendered;

     (b) Registrant and such officer agreed that compensation at the same annual rate as received for his services since January 18, 1995 would constitute fair equitable compensation for services rendered prior to such date;

     (c) Compensation at the above described rate would entitle such officer to receive, for his pre-1995 services, payment of an aggregate of three hundred and six thousand, two hundred fifty dollars ($306,250);

     (d) Registrant and such officer agreed that such funds were clearly unavailable to Registrant and that the issuance of shares at 50% of even 100% of the market prices for Registrant's common stock during the period when such services were rendered could be undesirably dilutive to Registrant's shareholders. Based upon the foregoing, the said officer agreed to: (i) cancel all unreimbursed disbursements made by him for or on behalf of this corporation prior to January 18, 1995 and (ii) accept as compensation in full for all services rendered prior to 1995 shares of Registrant's common stock valued at approximately one hundred and fifty percent (150%) of the average of the high and low bid prices of such stock, as traded in the over-the-counter market and quoted in the Electronic Bulletin Board of the NASD, during the calendar years of 1993 and 1994. Because Registrant's stock was traded only sporadically during such time, calculations were based upon the fifteen months during 1993 and 1994 when actual trading took place and for which it was possible to obtain information;

     (e) During the fifteen months in 1993 and 1994 when Registrant's common stock was traded in the over-the-counter market, and for which it was possible to obtain information, the average of the high and low closing prices of the common stock of this corporation, as traded in the over-the-counter market and quoted in the NASDAQ Electronic Bulletin Board, was approximately $.18333 per share. Accordingly, 1,113,636 shares were issued, at a per share price of $.275 in respect of the $306,250 in unpaid compensation.

     These sales are claimed to have been exempt from registration under the Securities Act pursuant to Section 4(2) thereof, as more fully described below.


Sales to Non-Affiliate Consultant in Respect of Services Rendered

     1. On January 17. 1997, in consideration of business and financial consulting services rendered by a non-affiliated consultant (the "Consultant") between November 5, 1996 and January 17, 1997 and in further consideration for such Consultant's agreement to continue to render such services until November 4, 1998 without further compensation, Registrant sold 300,000 authorized the issuance of 3 on Stock to the said non-affiliated Consultant at a per share price of $.001.

Sales to Non-Affiliated Private Investors

     1. On January 17, 1997, Registrant sold an aggregate of 43,478 shares of Common Stock to a non-affiliated private investor, who holds such shares with his spouse as joint tenants, at a negotiated per share price of twenty-three cents ($.23), which price was equal to approximately seventy percent (70%) of the average of the high and low bid prices of the Common Stock on or about the date of such purchase.


     2. On March 7, 1997, Registrant sold an aggregate of fifty-two thousand, seven hundred eighty-seven (52,787) shares of Common Stock to a non-affiliated private investor, for his own account and for the account of a corporation under his control, at a negotiated per share price of twenty-three cents ($0.23), which price was equal to more than sixty-seven percent (67.6%) of the average of the high and low bid prices of the Common Stock on such date.


     3. On March 11, 1997, Registrant sold an aggregate of three hundred twenty-nine thousand (329,000) shares of Common Stock to three non-affiliated private investors, two of whom hold their shares as joint tenants with their respective spouses, as follows:

     (a) an aggregate of three hundred ten thousand (310,000) shares of Common Stock to two non-affiliated private investors at a negotiated per share price of seventeen cents ($0.17), which price was equal to approximately forty-two and one half percent (42.5%) of the average of the high and low bid prices of the Common Stock on such date;

     (b) nine thousand (9,000) shares of Common Stock to a non-affiliated private investor, who holds such shares with his spouse as joint tenants, at a negotiated per share price of twenty-four cents ($0.24), which price was equal to approximately sixty percent (60%) of the average of the high and low bid prices of the Common Stock on such date.

     (c) ten thousand (10,000) shares of Common Stock to a non-affiliated private investor at a negotiated per share price of twenty-five cents ($0.25), which price was equal to approximately sixty-two and one-half percent (62.5%) of the average of the high and low bid prices of the Common Stock on such date.

Issuance of Stock Certificates for Post Purchases by Non-Affiliate Investors

     On January 17, 1997, Registrant authorized the issuance of an aggregate of 128,925 shares of its common stock to two non-affiliated stockholders for shares which such persons had purchased and paid for and which Registrant had agreed to sell on or about October 31, 1994 and on May 9, 1995, respectively), as follows:

     (a) 86,625 shares were issued to a non-affiliated stockholder of the Registrant at a negotiated price of $0. 10 per share under the following circumstances (based upon affidavits from such stockholder and one member of the former management, both of whom were present at all events described below;

          (i) During the 18-month period which ended in August 1994, a non-affiliate individual rendered valuable consulting services to Registrant, during which period and for which services (together with certain unreimbursed expenses incurred in connection therewith), he billed Registrant for a aggregate of eight thousand, six hundred and sixty-two United States dollars and fifty cents (US $8,662.50);

          (ii) On or about October 31, 1994, such person agreed to accept, and, at a meeting of the board of directors of Registrant which took place on or about October 31, 1994, the said board of directors resolved to issue to such person, in full satisfaction of the debt which Registrant owed to him as a result of his above described services and unreimbursed disbursements, a total of eighty six thousand, six hundred twenty-five (86,625) unregistered shares of Registrant's common stock valued at ten United States cents
(US $0.10) per share.

          (iii) After the January 1995 change in Registrant's management, the new management persistently endeavored but was unable to obtain from the former management the corporate records of Registrant which contained the minutes of all board of directors meetings held prior to January 18, 1995, and consequently the shares were not issued until these matters were brought to the attention of management by the said stockholder.


     (b) 42,300 shares were issued to a non-affiliated stockholder of the Registrant at a negotiated price of approximately $0.2222 per share under the following circumstances:

          (1) In the spring of 1995, Registrant was in critical need of funds and at such time, such non-affiliated stockholder, a member of the immediate family of an officer and director of Registrant, volunteered to help Reg purchasing a total of 42,300 unregistered shares of common stock arms length negotiated aggregate price of $9,400, $1,000 of which was received by Registrant on April 19, 1995 and $8,400 of which was received on May 9, 1995, which payments are reflected in the financial books and records of Registrant. The per share price for these shares was approximately $.2222, which represented more than fifty percent of the average of the bid and ask prices of Registrant's common stock, as traded in the over-the-counter market and quoted in the

NASDAQ Electronic Bulletin Board, during the months of April and May 1995 (through an until May 9, 1995).

          (ii) On April 19, 1995, by the unanimous written consent of the executive committee of Registrant's board of directors, such stock sale was authorized, but because of the early stage of organization of Registrant and a severe lack of resources in terms of personnel, office equipment, and record keeping facilities which existed during the spring of 1995, Registrant inadvertently failed to issue such shares. Pursuant to a review of the financial and corporate books and records, this oversight was recognized and the certificates were issued shortly thereafter.

     These sales are claimed to have been exempt from registration under the Securities Act pursuant to Section 4(2) thereof, as more fully described below.

Investment Purchases by Affiliates

     During the quarter ended March 31, 1997, Registrant sold an aggregate of 180,232 shares of its common stock to two affiliates, one of whom is an officer, director, and significant shareholder of Registrant and one of whom is a director of Registrant. Registrant believes that all of such sales were made at prices as good or better than could have been obtained in arm's length transactions. The dates, amounts, and prices involved in such sales were as follows:

     1. On January 17, 1997, Registrant authorized the sale of an aggregate of 150,232 shares of its common stock to an affiliate (an officer, director, and significant shareholder) which such person had offered to purchase and for which such person had made cash payment in full, on several occasions during the period which extended from July 7, 1995 through May 31, 1996, Because of the press of other priorities and Registrant's limited resources, the board of directors failed to formally effectuate such stock sales notwithstanding its earlier receipt of cash payments therefor, as follows:

     (a) On July 7, and July 11, 1995, such affiliate offered to purchase an aggregate 28,579, shares at a per share purchase price of $.3125 and made payments to Registrant in the aggregate amount of $8,931 for such shares, which payments are reflected in the financial books and records of Registrant. The price paid represented fifty percent (50%) of the average of the high and low bid prices of such stock, as traded in the over-the-counter market and quoted in the NASDAQ Electronic Bulletin Board, on July 7, 1995.

     (b) On April 15, and April 18, 1996, such affiliate offered to purchase an aggregate of 94,616 shares of its Common Stock at a per share price of $.18 and made payments to Registrant which aggregated to approximately $17,031 for such shares, which payments are reflected in the financial books and records of Registrant.
The price paid represented which price was equal to fifty percent (50%) of the average of the daily bid and ask prices of Registrant's Common Stock as traded in the over-the-counter market and quoted in the NASDAQ Electronic Bulletin Board during the month of April through the 15th thereof,

     (c) On May 31, 1996, such affiliate offered to purchase an aggregate of 27,037 share at a per share price of $.135 and made payment to Registrant of $3,650 for such shares, which payment is reflected in the financial books and records of Registrant. The price paid represented fifty percent (50%) of the average of the daily bid and ask prices of Registrant's Common Stock as traded in the over-the-counter market and quoted in the NASDAQ Electronic Bulletin Board during the month of May through the 31st thereof.


     2. On March 11, 1997, Registrant sold thirty thousand (30,000) shares of Common Stock to one of its directors, for the account of a corporation controlled by him, but otherwise having no connection with the Registrant, a per share price of $0.25, which price was equal to sixty-two and one-half percent (62.5%) of the average of the high ask and low bid prices of such stock, traded in the over-the-counter market and quoted in the NASDAQ Electronic Bulletin Board, as at such date.


Sales to Non-Affiliated Subcontracts

     1. On January 17, 1997, Registrant sold an aggregate of three hundred forty thousand, one hundred sixty (340,160) shares of Common Stock to an unaffiliated subcontractor at a negotiated price of $0.20 per share. The said contractor is providing the design and construction of the prototype disintegration system for the Registrant's TCS-1 System. Consideration for this purchase was paid by way of services pursuant to the terms of Registrant's contract with such subcontractor, dated as of July 23, 1996 (the "Disintegration System Contract"). The Disintegration System Contract provides for Registrant to pay a total purchase price for the said disintegration system of two hundred thirty thousand Canadian dollars (approximately US $167,900 at current exchange rates) in cash and Common Stock, as follows. (i) one hundred fifty thousand Canadian Dollars (approximately US $109,500 at current exchange rates) in cash and (ii) eighty thousand Canadian Dollars (approximately US $ 58,400 at current exchange rates) in Common Stock at a value of twenty United States cents (US $0.20) per share. These shares were issued on the basis of the exchange rate on January 17, 1997. Prior to January 17, 1997, that part of the design work on the disintegration system, which was allocated to the stock portion of the purchase price for such system, had been completed.

     2. On January 17, 1997, Registrant sold an aggregate of two hundred fifty-five thousand and ten (255,010) shares of Common Stock to an unaffiliated subcontractor at a negotiated price of $0.20 per share. The said contractor is providing the design, construction, and installation of the first

"front-end system" Registrant' s TCS-1 System, Consideration for this purchase was paid by way of mechanical work and equipment furnished to Registrant pursuant to the terms of Registrant's contract with such subcontractor, dated as of October 16, 1996, (the "Front-End System Contract"). The Front-End System Contract provides for Registrant to pay a total purchase price for all mechanical work and equipment of two hundred thirty thousand Canadian dollars (approximately US $ 167,900 at current exchange rates) in cash and Common Stock, as follows: (i) one hundred seventy thousand Canadian dollars (approximately US $124,100 at current exchange rates) in cash and (ii) sixty thousand Canadian Dollars (approximately US $43,800 at current exchange rates) in Common Stock at a value of twenty United States cents (US $0.20) per share. These shares were issued on the basis of the exchange rate on January 17, 1997. Prior to January 17, 1997, that part of the design and engineering work on the front-end system, which was allocated to the stock portion of the purchase price for such system, had been completed.


Issuance of Shares to Non-Affiliates in Settlement of Debt

     On January 17, 1997, Registrant authorized the issuance of forty-one thousand, six hundred sixty-seven (41,667) shares of Common Stock to a non-affiliate creditor of Registrant, for a negotiated price of five thousand dollars ($5,000). Consideration for these shares was paid by way of the settlement of a debt incurred pursuant to a loan in the amount of $5,000 made to Registrant in May of 1994. As part of such settlement the said creditor agreed to forego all interest which had accrued on the principal amount.


Sale of Shares to Non-affiliates Pursuant to Partial Exercise of Options

     On January 13, 1997, Registrant sold an aggregate of two hundred nine thousand, seven hundred fifteen (209,715) shares to two non-affiliate consultants (the "Technical Consultants") at a per share price of $0.187 pursuant to the terms of their respective consulting agreements with Registrant (the "Consulting Agreements"). The said Consulting Agreements were both dated October 5, 1995 and provided for the consultants to provide Registrant with technical, engineering, and materials handling equipment and procedures advice and assistance. Compensation under the Consulting Agreements consisted of the options to purchase, respectively, 560,000 and 100,000 shares of Registrant's Common Stock for a per share exercise price equal to the average of the closing bid and ask prices of the Common Stock, as traded in the over-the-counter market and quoted in the NASDAQ Electronic Bulletin Board, which was, as at October 5, 1995 ($0.187). On January 13, 1997, the individual option holders notified the Registrant that they were exercising their options for the purchase of 183,501 shares and 26,214 shares, respectively. The Exercise Price for the foregoing purchases was paid by way of full satisfaction of a debt in the amount of $39,216.71 which was owed by Registrant to Ocean/Venture III ("O/V III") a company with which both of the Technical Consultants are affiliated or associated. The amount of the said debt consisted of the principal amounts and all accrued and unpaid interest under the following two promissory notes of Registrant: (i) a promissory note, dated October 5, 1995, in the principal amount of $10,000, bearing interest from the issuance date of the note at an annual rate of ten percent (10%) and (ii) a promissory note, dated December 8, 1995, in the principal amount of $25,000, bearing interest from the issuance date of the note at an annual rate of ten percent (10%).


Basis for Exemption Claimed

With respect to all sales and other issuances of securities as hereinabove described:

(i) Registrant did not engage in general advertising or general solicitation and paid no commission or similar remuneration, directly or indirectly, with respect to such transactions.

(ii) The persons who acquired these securities were current or former executive officers and directors, consultants, or sophisticated private investors. Such persons had continuing access to all relevant information concerning the Registrant and/or have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of such investment and are able to bear the economic risk thereof.


(iii) The persons who acquired these securities advised Registrant that the Shares were purchased for investment and without a view to their resale or distribution unless subsequently registered and acknowledged that they were aware of the restrictions on resale of the Shares absent subsequent registration and that an appropriate legend would be placed on the certificates evidencing the Shares reciting the absence of their registration under the Securities Act and referring to the restrictions on their transferability and resale.

(iv) Such sales did not constitute a single financing plan of the Issuer for the following reasons:

     (a) Four of the Purchasers are executive officers or employees of the Issuer who have agreed to take stock in lieu of all or part of the cash compensation due to them for services rendered. One of the aforesaid officers and an additional director of Registrant also purchased shares, for cash, at prices which Registrant believes were as good or better than could have been obtained in an arm's length transaction if persons willing to make such investment could be found.

     (b) Five of the Purchasers (two of whom hold their shares as joint tenants with their respective spouses and one of whom purchased stock for his own account and for the account of a corporation under his control) are current purchasers of the stock.

     (c) Two of the Purchasers are subcontractors to the Issuer who have agreed to take the shares being issued to them as partial payment for goods and/or services heretofore rendered to the Issuer.

     (d) One of the Purchasers is a consultant to the Issuer who has agreed to take the shares being issued to it as payment for consulting services heretofore rendered to the Issuer.

     (e) One of the Purchasers is a former consultant to the Issuer who, in October of 1994, agreed to take the shares being issued to him as payment for consulting services rendered to the Issuer during the 18-month period which ended in August 1994, which agreement was adopted by resolution of the board of directors of the Issuer on or about October 31, 1994. Inadvertently, the certificates representing these shares were never issued. The certificates are being issued at this time because the foregoing events were recently brought to the attention of management at this time and substantiated by affidavits from persons involved at the time of occurrence.

     (f) One of the Purchasers subscribed and completed making cash payment for her shares on May 9, 1995. Her subscription and payment were accepted at that time by the Issuer's board of directors, but inadvertently, the certificate therefor was never issued. Pursuant to a recent review of the financial and corporate books and records, this oversight was recognized and the certificates are being issued at this time.

     (g) Two of the Purchasers are former consultants of the Issuer who purchased their shares pursuant to the partial exercise of options granted to them in October of 1995 as compensation under their individually negotiated compensation agreements with the Issuer.


     Accordingly, Registrant claims the transactions hereinabove described, to have been exempt from the registration requirements of Section 5 of the Securities Act by reason of Section 4(2) thereof in that such transactions did not form part of a single financing plan and did not involve a public offering of securities.

Item. 6 - Exhibits and Reports on Form S-K


     (a)     Exhibits filed herewith:

                  None

     (b) Current Reports on Forms 8-K filed during quarter ended March 31, 1997


Current Report on Form 8-K, dated January 10, 1997, filed with the Commission on January 24, 1997 (on paper pursuant to a continuing hardship exemption, with a confirming copy filed electronically on February 7, 1997), reporting:
Item 9. "Sales of Equity Securities Pursuant to Regulation S".

Current Report on Form 8-K, dated March 7, 1997, filed with the Commission on March 20, 1997, reporting: Item 9. "Sales of Equity Securities Pursuant to Regulation S".


                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TIREX AMERICA INC,


                                   By /s/ Terence C. Byrne
                                   Terence C. Byrne, President
                                     and Treasurer



Date:  May 12, 1997                /s/ Terence C. Byrne
                                   Terence C. Byrne, Chief Executive
                                     and Chief Financial Officer