Form 10QSB/A
period 1997-03-31
TIREX AMERICA INC
filed 1997-05-27
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                       FORM 10-QSB/A
(Mark One)

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
Yes     X     No
     ------      --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity: As of May 12, 1997, there were 28,794,063 shares of the Issuer's common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes        No    X
    ------    -------

                                Page 1 of 3 pages

                                 TIREX AMERICA INC.
                           (A DEVELOPMENT STAGE COMPANY)
                        Consolidated Statement of Operations
                                     (Unaudited)

                                               Nine Months Ended
                                                    March 31
                                          1997                    1996
Revenues                                   -                   $ 36,860

Cost of Sales                              -                      4,000
                                         -----                   ------
Gross Profit                               -                     32,860
                                         -----                   ------
General and Administrative
Expenses
Officers Salary  (Note 3, 5)            382,592                 412,500
Consulting Services                      70,771                 128,833
Professional Services                    58,761                  13,525
Rent                                      5,056                   1,500
Travel and Entertainment                 65,672                  32,794
Telephone                                 6,031                   1,195
Depreciation and Amortization             2,085                   1,035
Office Expenses                          13,599                  15,044
Miscellaneous                             2,793                     350
Franchise and other Tax                     -                       443
Bank Charges                              6,270                     318
Investor Relations                        1,794                     576
Transfer Agent                            5,009                   2,216
                                        -------                  ------
Total General and Administrative        620,433                 610,329
Expenses

Net (Loss)                             (620,433)               (577,469)

Net (Loss) Per Common Share            (    .02)                (   .03)

Weighted Average Shares of            23,907,069              19,041,095
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

                                         TIREX AMERICA INC,


                                   By /s/ Terence C. Byrne
                                      Terence C. Byrne, President
                                         and Treasurer



Date:   May 20, 1997               /s/ Terence C. Byrne
                                   Terence C. Byrne, Chief Executive
                                        and Chief Financial Officer