Form 10KSB
period 1997-06-30
TIREX AMERICA INC
filed 1997-10-21
CIK 823072

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

          [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the fiscal year ended June 30, 1997

          [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the  transition  period from ________ to _________

                       Commission File Number 33-17598-NY

                              The Tirex Corporation
                 (Name of Small Business Issuer in its charter)

                Delaware                                    22-3282985
   (State or other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)

            740 St. Maurice
           Montreal, Quebec                                   H3C 1L5
(Address of Principal executive offices)                     (Zip Code)

                                 (514) 878-0727
              (the Company's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                Name of Each Exchange
         Title of Each Class                     on Which Registered
         -------------------                     -------------------
                NONE                                    NONE

         Securities registered under Section 12(g) of the Exchange Act:

                                      NONE

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

                                       -0-
               (Issuer's revenues for its most recent fiscal year)

                                   $7,719,202
                   (Aggregate market value of the voting stock
                     held by non-affiliates of the Company)

                       38,774,625 shares, $.001 par value
 (Number of shares outstanding of each of the Company's classes of common stock,
                            (as of October 10, 1997)

         Transitional Small Business Disclosure Format (check one)
         Yes [ ]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
                                   into Part I

                 Registration statement on Form S-18, as amended
                              File No. 33-17598-NY

                  Annual Report on Form 10-K of the Company for
                        the year ended December 31, 1988

                  Transition Report on Form 10-K of the Company
                            for the transition period
                      January 1, 1989 through June 30, 1989

                 Annual Reports on Forms 10-K of the Company for
                            the years ended June 30,
                       1989, 1990, 1991, 1992, 1993, 1994

                Annual Report of Forms 10-KSB of the Company for
                     the years ended June 30, 1995 and 1996

                Quarterly Reports of Forms 10-QSB of the Company
          for the quarters ended September 30, 1996, December 31, 1996, and March 31, 1997

                   Current Reports on Forms 8-K of the Company
  Dated, December 22, 1996, January 10, 1997, February 5, 1997, March 7, 1997,
                          June 24, 1997, July 11, 1997

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

     The Tirex Corporation (hereinafter, the "Company" or "Tirex") was incorporated in Delaware on August 19, 1987 under the name "Concord Enterprises, Inc." Its name was changed to "Stopwatch Inc." on June 20, 1989(1) and to the "Tirex America Inc." on March 10, 1993. On July 11, 1997, during the period subsequent to that covered herein, in order to encompass the current and projected international scope of its operations, the Company's name was changed to "The Tirex Corporation". The Company, directly and through its subsidiary "Tirex Canada Inc.",(2) is presently engaged in the business of developing, manufacturing, selling, and leasing a cryogenic tire disintegration system (the "TCS-1 System") which integrates proprietary disintegration technology with established conventional mechanical and technologies. It is also currently conducting negotiations with C.G. Tire, Inc., a wholly-owned subsidiary of Continental General Tire Inc., respecting a five-year tire shredding project for the province of Quebec. In addition, the Company is exploring, with the Montreal operation of Solutia Inc. (a successor to part of the business of Monsanto Canada Inc.), the feasibility of expanding the Company's operations to include thermoplastic/rubber compounding operations at the former Monsanto Montreal facility.

     The Company acquired its proprietary tire disintegration technology (the "Tirex Technology") in the fall of 1992(3). Since the beginning of 1993, it has devoted the bulk of its efforts to completing the design and development, and commencing the manufacture, of the TCS-1 System and raising the financing required for such project. In August of 1995, the Company moved its corporate headquarters to Quebec and formed its subsidiary, 3143619 Canada Inc. (known and doing business, and hereinafter referred to, as "Tirex Canada Inc."). Construction of the first full scale prototype of the TCS-1 began in February of 1997 and is expected to be

----------
     (1) For a discussion of the merger with Stopwatch, the healthcare business which was intended, but was never commenced, by Stopwatch, and the reasons for the termination of the Stopwatch business plan, reference is made to Item 1 of Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1988, its transition report on Form 10-K for the transition period ended June 30, 1989, and its annual report on Form 10-KSB for the fiscal year ended June 30, 1995.

     (2) Unless context necessarily requires otherwise, references hereinafter to the "Company" refer to The Tirex Corporation and its subsidiary, Canadian Corporation 3143619 (known and doing business as "Tirex Canada Inc."), collectively.

     (3) For discussions in detail of the Company's acquisition of the Tirex Technology and the associated corporate and management changes which took place between the autumn of 1992 and January of 1995, reference is made to the discussions thereof included in Item I of the Company's annual reports of Forms 10-KSB for the fiscal years ended June 30, 1995 and June 30, 1996.

completed by the end of November 1997. The Company began taking orders on the TCS-1 System in October of 1995 and, to date, has received deposits of $25,000 each on five Systems. The Company has located and entered into written and oral agreements with various engineering and manufacturing subcontractors and component suppliers, which Management believes will supply it with sufficient production capacity to meet all current and projected orders, on a timely basis, commencing upon satisfactory completion of testing operations of the initial TCS-1 System (see "Products and Services" below, in this Item I).

The Scrap Tire Disposal Business

Scrap Tire Disposal Problems and Development of New Uses for Scrap Tires

     The company's management believes that there is a need to find alternatives to conventional methods for disposing of the vast amounts of solid waste which are continually being dumped into fast disappearing land-fill space or burnt in incinerators. Even though scrap tires represent only about 1.2% of the total tonnage of solid waste annually produced in North America, the disposal of scrap tire can pose serious environmental problem. Among the numerous problems relating to landfilling or stockpiling scrap tires, is the fact that whole tires cannot be successfully buried in landfills because the combination of their size, configuration, and weight causes buried tires eventually to work their way up to the surface. Moreover, when stockpiled above ground, tires can create serious fire, public health, and environmental hazards ranging from dump fires which generate large and dense clouds of black smoke and are very difficult to extinguish, to the creation of vast breeding grounds for mosquitoes and vermin. According to the Scrap Tire Management Council ("STMC") "Scrap Tire Use/Disposal Study - 1996 Update", current estimates for scrap tire stockpiles run from approximately 700 million to 800 million, which would correspond to a tire-to person ratio in the United States of America between 2.5 and 3.0.

     As a result, many states have either passed or have pending legislation regarding discarded tires, including legislation limiting the dumping of used tires to specifically designated areas. Also in recognition of the serious environmental problems created by discarded tires, there has been a shift from the dumping or landfilling of waste tires to development of various market applications. According to the STMC, there are currently three major markets for scrap tires:

     (a) using scrap tires as "tire derived fuel" or "TDF" which comprises burning the tires, either whole or after reduction to approximately two inch chips;

     (b)  exporting scrap tires for refitting and re-use as tires; and

     (c) disintegrating scrap tires into their components (rubber, steel wire, and fiber) and recycling the salvageable steel and rubber into new products;

     The STMC 1996 update report indicated that the largest use presently being made of scrap tires is burning them as tire derived fuel. From 1994 to 1996, this usage grew 50% to 152 million tires burned in 1996. The second largest use of scrap tires was exporting them (15 million in 1996). But, while ground rubber represented only the third largest use of scrap tires, the STMC study indicated that this area enjoyed "the biggest surge" with an increase of 177% over 1994". As a result, approximately 190 pounds of crumb rubber were produced in 1996 (vs. 69 million pounds in 1994) In addition, 210 million pounds of tire buffings (a by-product from the retreading industry were also processed for an overall market demand for size reduced rubber (crumb rubber and buffings) of around 400 million pounds at the end of 1996. A more detailed discussion is included.

     The Company believes that modern waste disposal problems combined with the considerable depletion of natural, non-renewable resources, such as raw material used for tire manufacture, the decreasing availability of many cultivated raw materials, and the resulting increases in the costs thereof, will make the recycling of waste products such as used tires into reusable raw materials a critical imperative for society and for the economy. The Company also believes, however, that because present market conditions demonstrate that the capital and operating costs of currently available tire recycling systems are high, and, because of the inefficiency of the technologies being used, the by-products therefrom, expensive to produce, that tire recycling will not be an economically viable industry until such problems are addressed. The Company believes that the TCS-1 System will successfully address these problems. The TCS-1 System has been designed not only to cost less in terms of initial capital outlay required, but to cut maintenance, operating, and energy costs drastically and to significantly increase the quantity and quality of the by-products yielded by the recycling process.

     The Company believes that the advent of a greater and more dependable supply of high quality rubber crumb could contribute to and encourage the continuance of the kind of huge growth in the market for rubber crumb which is currently occurring. Should the TCS-1 System be developed by the Company, the Company hopes to participate in such market. (See "Potential Markets" below).

Products and Services

The TCS-1 System

Overview

     The TCS-1 System comprises a complete, turn-key, environmentally safe, cryogenic tire disintegration system which incorporates proprietary disintegration and cryogenic technology with established conventional mechanical and technological techniques. While the TCS-1 System is still in the research and development stage, substantial progress has been made during and since the end of the fiscal year ended June 30, 1997 with initial engineering design and development nearing completion. Construction of the first full scale production model began in February of 1997 and is expected to be completed by the end of 1997. A three to six month test phase is scheduled to begin immediately upon completion of such production model for the purpose of optimizing the performance of the System and eliminating any problems which may arise under operating conditions. This will also allow the Company to definitively test the limits of the System's production capabilities.

     The TCS-1 System is designed to: (i) disintegrate scrap tires, using substantially less energy than is required by existing ambient methods (which shred and/or chop tires at "ambient" or normal room temperatures) or other currently available cryogenic methods (which reduce the temperature of the materials for at least a portion of the process, but which still rely on chopping and/or shredding the tire), and (ii) produce commercially exploitable, high quality, clean rubber crumb and unshredded steel and fiber.

     The principle features of the TCS-1 System which management believes make it superior to other existing tire recycling systems on the market today include:

     * A cooling process which management believes will substantially reduce the cost of refrigerants.

     * A multiple stage tire disintegration unit which: (I) will not subject the tire to shredding or hammer-milling operations; (ii) will be environmentally safe; and (iii) is capable of yielding rubber powder in a wide range of particle size, a capability which Management believes will enable it to meet a variety of market demands.

     * The ability to produce steel, fiber cord, and rubber powder with only insignificant intermingling.

     * Highly efficient utilization of energy resulting in low energy requirements and usage (more than 90% of the cold air generated will be used to cool the tires).

     *    Low capital cost.

     *    Low maintenance requirements.

Construction and Design of the TCS-1 System

     The functions and mechanisms of the proposed TCS-1 System have been designed for the exclusive purpose of disintegrating automobile and truck tires, which basically consist of the following elements:

     * Two types of rubber. The sidewalls of tires are constructed of material containing a higher percentage of natural, as opposed to synthetic, rubber which is used in the treads. Management believes that natural rubber, which is more flexible than synthetic rubber, is capable of being reused in a significantly wider range of products than is synthetic rubber. The TCS-1 System has been designed to take advantage of these differences to produce a separate rubber powder reclaimed exclusively from the sidewalls. Management believes that such "sidewall" rubber powder will have a higher market value than rubber produced today from a mixture of tread and sidewall rubber;

     * Steel beads, which consist of steel wires tightly wound together to a diameter of approximately 3/8 of an inch. These beads are imbedded around the rims of the tire treads;

     * Steel belting, which incorporates a thin layer of steel wires laid out in a "herring bone" pattern and which underlies the entire surface of the tread area, and

     * Fiber threads which are incorporated into the rubber used throughout the tire.

     The TCS-1 System will comprise four main sections consisting of separation, cryogenic, disintegration, and product handling systems. An internal computer will monitor all essential wear points as well as certain other aspects of the System.

     The principal feature of the TCS-1 System will be the Company's proprietary, non-shredding disintegration mechanism which will, under cryogenic conditions, disintegrate used tires into: (i) two types of rubber powder (rubber from the sidewalls of the tire will be processed separately from the tread rubber); (ii) steel wire sections; and (iii) fiber cord sections. The steel and fiber yielded by the System will normally contain insignificant amounts of rubber.

     The basic components of the TCS-1 System will include:

     (a) a tire preparation assembly which will remove the steel beads, clean the tires, separate sidewalls from the tread, and cut both treads and sidewalls;

     (b) a refrigeration unit, approximately eight feet wide, sixteen feet high, and 40 feet long;

     (c) a completely enclosed cryogenic tire disintegration unit approximately 20 feet wide, 16 feet high and 40 feet long;

     (d) two freezing chambers, each ten feet wide, twenty feet high, and twelve feet long;

     (e)  a fiber baler used to bundle fibers into bales with steel bonds; and

     (f)  miscellaneous conveyors and fiber separation equipment

     In April of 1997, the Company replaced its original, one-quarter scale model with a new, larger sized (1/2 scale) working prototype of the TCS-1 System's proprietary disintegration unit. This scale model disintegration mechanism will be used to run test operations to discover, identify, and cure any problems which may arise, as well as to test the limits of the System's productive capacity, under operating conditions. This will enable the Company's engineering team to design and develop, under operating conditions, the components of the disintegration mechanism for the full-scale production model of the TCS-1 System, which is presently under construction. The scale model disintegration mechanism is also being used to produce rubber crumb for the purpose of testing the nature, quality, and potential marketability thereof.

     The foregoing production schedule may not be met unless the Company completes and closes a private placement of its securities in an amount of not less than $700,000. Any failure or delay in the Company's ability to obtain such financing will be directly reflected in a commensurate delay or failure in the completion of the construction, and the commencement of the testing, of the production model.

Economy of Operation

     The TCS-1 System has been designed to substantially reduce the amount of energy and equipment maintenance required to disintegrate tires, to increase the ease and efficiency of separating the steel, rubber, and fiber components of tires, and to produce what Management believes will be more saleable and more highly valued by-products than are produced by other systems currently available. Test operations indicate that the cost of disintegrating a tire using the TCS-1 System will be about $.50 as compared with current tire disintegration costs, using other technologies, of up to $2.00 per tire. Additionally all of the end products which the TCS-1 System is designed to yield are expected to be saleable

     The TCS-1 System has been designed to operate continuously (with minimum amounts of downtime for maintenance), and to consume approximately 650 horsepower operating at 460 volts, and is designed to require substantially less energy than is used by presently existing equipment. TCS-1 System will be able to process both automobile and truck tires in quantities equivalent to 180 automobile tires per hour, or 1,000,000 automobile tires per year.

Projected Functions, Operations, and Capabilities

     The following discussion of the functions, operations, and capabilities of the TCS-1 System are based upon engineering design plans and specifications and test operations of: (i) the 1/2 scale prototype disintegration mechanism; (ii) the automated front-end system; and (ii) various other components of the system which have already been completed and tested separately. This discussion also assumes that the System, when complete and fully integrated, will function as planned, of which there can be no assurance. Furthermore, because the TCS-1 System is still in the development stage, however, the Company cannot, as at the date hereof, guaranty how long after the completion of the first full-scale production model, if ever, the System will perform fully in accordance with Management's expectations.

Step-by-Step Operations

     The projected step-by step operations of the TCS-1 System will encompass the following:

     (a) The two sidewalls will be cut off and the tread will be cut into lengths of about one foot. (The sidewalls will be kept separate from the tread sections throughout the process).

     (b) The two steel beads which are contained within each tire will be pulled out;

     (c) Sidewall and tread sections will automatically be placed onto separate conveying systems which will then feed them into the TCS-1 System's freezing chambers through separate air locks. The temperature of the air within the freezing chambers will be kept at approximately 170 degrees below zero by constant recirculation through a refrigeration unit. The sidewall and tread sections will remain within the freezing chambers until they are cooled to a point between 90 and 100 degrees below zero (fahrenheit).

     (d) The frozen sections will then pass through proprietary disintegrators where the sidewall and tread rubber will be reduced to two separate coarse powders. This operation will not involve any chopping, shredding, or hammer-milling. Therefore, the steel wires will not be cut or broken. Furthermore, although the fiber threads may be broken into shorter lengths, they will still retain their basic shapes and characteristics. No steel powder or fiber fluff will be produced.

     (e)  The steel wires will be magnetically removed from the rubber powders.

     (f) The fiber and rubber powder will be passed through screens to separate the powder from the fiber threads. The fiber threads will then be conveyed out of the machine to a fiber baler.

     (g)  The rubber powders will then be conveyed out of the TCS-1 System.

     (h) 100% of the rubber powders yielded by the TCS-1 System will pas through a ten mesh screen. Supplementary grinders will be supplied for customers desiring finer powders which can pass through 40 mesh or 80 mesh screens.

Comparison  of the Projected TCS-1 System
  With Other, Existing Tire Recycling Equipment

     There are two types of tire disintegration processes in use today which produce rubber powder, normally referred to as "crumb"; cryogenic systems and
(ii) "ambient" systems. Management believes that the TCS-1 System will have the distinct advantages over existing systems, as set forth in the comparisons below. All references to "existing conventional cryogenic and ambient systems" are to technologies which are widely available and known throughout the industry. Such technologies include all mechanical, commercially feasible tire disintegration systems of which the Company has knowledge. There can be no assurance however that one or more new technologies, or improvements to existing technologies, presently unknown to management, has not, or in the near future, will not, become available. While it is conceivable that new technological breakthroughs could provide benefits and advantages equal to or exceeding those of the projected TCS-1 System, at this time, the Company is not aware of any such tire disintegration system or technology.

                              Existing Conventional
                              Cryogenic and Ambient
                                     Systems

Methods

Except for a small number of recyclers who remove the steel beads first, most conventional cryogenic and ambient systems used today to produce rubber crumb feed whole tires into chopping, shredding, grinding, or pulverizing mechanisms, or a combination of any two or more of such mechanisms. Because the entire tire is subject to these operations, the steel which makes up the beads as well as the steel wires embedded in the belting and the fiber components of the tire are also chopped, shredded, and ground. In both conventional cryogenic and ambient systems, this initial chopping and shredding is effected at ambient temperatures (normal climatic conditions). Tires, however, are designed to be tough and durable at these temperatures. The difficulty in chopping or shredding the tires at these temperatures is compounded by the fact that all of the steel in the tire is also being chopped and shredded.

                                    Projected
                                      TCS-1
                                     System

Methods

The projected TCS-1 System will be designed to remove and salvage the steel beads of the tire before any other operation is commenced. Disintegration of the tire will be accomplished solely by the exertion of pressure, in a proprietary manner, on frozen rubber. This disintegration process will take place only after the tire sections have been cooled to a temperature between 90 and 100 degrees below zero, fahrenheit, at which point the material will take on a glass-like brittleness. At no point in the process will the steel or fiber components be subjected to any chopping, shredding, grinding, or pulverizing procedures which would destroy the basic integrity of their respective wire-like and cord-like configurations.

                              Existing Conventional
                              Cryogenic and Ambient
                                     Systems

Equipment, Energy and
  Maintenance Requirements

Because of the toughness of rubber at ambient temperatures and the fact that steel, as well as the rubber and fiber, are being chopped or shredded, very large and powerful equipment and the application of substantial amounts of energy are required to tear tires apart using conventional cryogenic or ambient systems. Moreover, since tires are so tough and durable, they have to be shredded in stages. The stages typically include: (i) initial shredding to reduce the tire to strips of about 2 x 6 inches; (ii) a second shredding to reduce such strips to pieces approximately 1 x 2 inches in size; (iii) a third stage which further reduces the material to pieces of approximately 1/8 to 1/2 inches in size; and a fourth shredding operation which yields a coarse powder. The foregoing shredding operations will consume a total of approximately one thousand horsepower or more. Because of the foregoing requirements, the machinery which is used to construct conventional cryogenic or ambient systems has more bulk than the TCS-1 System. Moreover, there is great wear and tear on the cutting edges of the chopping and shredding mechanisms which causes the cutting edge to require constant maintenance, repair, and blade replacement.

                                    Projected
                                      TCS-1
                                     System

Equipment, Energy and
  Maintenance Requirements

The projected TCS-1 System is designed to remove the steel beads from the tires before any disintegration process commences. Additionally, the rubber will be in an extremely brittle and easy to break condition during the disintegration process. Therefore, the equipment required to break down the tires will be considerably smaller and lighter, and the energy requirements will be drastically lower than those required by conventional cryogenic or ambient systems in use today. The TCS-1 System will be comparatively light in terms of bulk and weight. Moreover, the TCS-1 System will have no shredding or chopping surfaces that would require continuous sharpening and repairing. This will result in an additional significant reduction in maintenance expenses.

                              Existing Conventional
                              Cryogenic and Ambient
                                     Systems

Cooling Techniques

As discussed below, conventional cryogenic systems use liquid nitrogen to cool the rubber before subjecting it to knife or hammer-mill operations. Liquid nitrogen is an expensive coolant and none of the systems with which Management is acquainted make any attempt to recycle any of the cold energy generated thereby.

                                    Projected
                                      TCS-1
                                     System

Cooling Techniques

The TCS-1 System will be designed to use mechanical refrigeration to cool the tires to the required temperatures. Mechanical refrigeration is normally less expensive to use than liquid nitrogen and the Company expects this to further reduce operating costs. Moreover, unlike conventional cryogenic systems which do not attempt to recover the cold energy from the rubber powder, the TCS-1 System has been designed to use 90% of the available cold energy to reduce the temperature of tires entering the system. A specialized cooling chamber makes this possible.

                              Existing Conventional
                              Cryogenic and Ambient
                                     Systems

Costs and Expenses

As a result of the foregoing, initial capital outlays for the equipment and continuing energy and maintenance costs are high.

                                    Projected
                                      TCS-1
                                     System

Costs and Expenses

The foregoing is expected to result in significantly smaller initial capital requirements and drastically lower continuing energy and maintenance costs.

                              Existing Conventional
                              Cryogenic and Ambient
                                     Systems

Problems Associated With Tire
Disintegration Methods In Current Use.

The initial operations described above will chop or shred a complete tire until it is reduced to chips ranging in size from about 2 x 2 inches to 2 x 6 inches. These chips can be used as "TDF" (tire derived fuel") and possibly as fill to assist drainage. Unless destined for these limited uses, the chips are normally then fed into a second shredder which reduces them to 1 x 1 inch or 1 x 2 inch pieces. They are then fed into a knife or hammer mill where they are reduced to rubber "crumb" consisting of particles of rubber, approximately 1/8 to 1/2 inch in size. At this point, some of the steel will have been broken into small pieces of wire, free of rubber, but much of the steel will remain embedded in the rubber pieces. In addition, since the fiber will have been subject to the chopping, shredding, and/or pulverizing operations, much of it will have been broken, and its thread or cord-like configuration destroyed. The broken, pulverized fibers will have formed a "fluff" which entraps and holds both rubber and steel particles.

In order for this crumb to be useable, the steel will have to be separated and removed. The use of strong magnets removes the free steel pieces, but such magnets also remove all of the rubber particles in which the rest of the steel is embedded, resulting in a loss of up to 15% of the rubber.

To avoid losing the substantial amounts of steel-bearing rubber which were magnetically removed, and to obtain a finer crumb (the coarse crumb has very few uses), the crumb must be subjected to a second re-grinding, which may or may not be cryogenic. This is normally done in a knife mill capable of disintegrating the crumb into smaller particles or in a hammer-mill.

In using a hammer or knife-mill for this operation, however, the following problems arise: (i) running at an efficient speed, the fiber fluff (which is contained in the rubber crumb) may clog the mechanism; and (ii) the action of the hammer or knife-mill will heat the rubber to the point where it will become so soft that instead of being pulverized into a powder, it will simply be softened and mashed and thereby will further clog the mechanism.

To avoid these problems, the hammer or knife-milling operations can be conducted at low feed rates, which will reduce the foregoing problems, but which may not be economically feasible. Conventional cryogenic systems deal with this problem by using liquid nitrogen to cool the previously chopped and shredded material before feeding it into the hammer or knife-mill. Some ambient systems do not freeze the rubber, but instead inject liquid nitrogen directly into the mill to keep the rubber from softening.

Knife-milling or hammer-milling operations will create further problems because all of the fiber and steel, which is mixed in with the rubber crumb, will have been ground up and pulverized along with the rubber, with the following results:
(i) the steel components of the tires will have been ground or pulverized into a fine powder, which cannot be allowed to remain as a contaminant in the rubber powder if the rubber is to have any economic value. The steel must therefore be removed magnetically. However, the fine steel powder will be thoroughly mixed in with the rubber powder, the magnetic action which is meant to pull out the minute particles of steel, will necessarily also draw out substantial amounts of the surrounding rubber particles. Losses of rubber powder resulting from the magnetic removal of the steel powder are estimated to amount to approximately 15% percent of the total rubber powder produced. Such wastage adds substantially to the cost of useable product yielded by these systems. The steel powder is not useable for any purpose and has no economic value. It must be transported and deposited in landfills which again adds to the cost of any useable product produced. (ii) The thread or cord-like configuration of the fiber will have been disintegrated into the cotton-like "fluff" described above. This fluff will attract and hold significant amounts of the powdered rubber and steel. Separation of the steel and rubber particles from the fiber fluff is nearly impossible because the fine particles are trapped in the entangling strands and adhere to them. It is estimated that up to 15% of the rubber powder will be trapped in the fiber fluff and drawn out with it. The fluff has no current economic value and actually constitutes a liability because it must be transported and disposed of, usually as landfill.

The wastage of up to 15% of the rubber powder, which results from losing the rubber which is trapped in the fiber fluff, together with the additional 15% percent of the rubber powder which clings to the pulverized steel particles when they are removed magnetically, brings total losses of rubber powder to approximately 30% percent, which is reflected in a concomitant increase in the cost of the product produced.

                                    Projected
                                      TCS-1
                                     System

Avoidance of Problems Associated With Tire
 Disintegration Methods in Current Use.

The proposed TCS-1 System has been designed to avoid the problems described opposite which arise out of current tire disintegration methods by insuring that the steel and fiber components of the tire are not subjected, at any time, to chopping, shredding, or hammer or knife-milling operations which destroy the integrity of the wire or cord-like configurations of the steel and fiber. This is expected to prevent the creation of steel powder and fiber fluff. Disintegration will be accomplished solely through the exertion of pressure. The TCS-1 System disintegration process is not expected to break the steel wires or to affect their integrity in any way. Based upon performance tests of the TCS-1 System's proprietary disintegration mechanism, the Company expects that the TCS-1 System's ability to prevent the creation of steel powder will result in easy and efficient separation and removal of the steel by magnetic means, without the substantial loss of rubber powder which occurs with the methods described opposite.

The fiber, which will not lose its thread or cord-like configuration, will be broken in the disintegration process into lengths of from 1/2 to 4 inches. Rubber that is attached to the fiber creates a saleable product with unique properties. Furthermore, tests indicate that, in this form, the fiber can be easily separated from the rubber crumb by passing it through wire mesh screens. The salvaged steel wire pieces and fiber threads will be useable and saleable.

Based on the foregoing and on test results, Management believes that: (i) the rubber powder yielded by the TCS-1 System will contain only an insignificant amount of fiber and steel; (ii) wastage of salvageable rubber powder will be reduced from the approximately 30% associated with the use of conventional cryogenic or ambient systems to an estimated 3%. (iii) instead of unusable steel powder and fiber fluff, which recyclers must pay to have hauled away and deposited in landfills, the TCS-1 System will yield clean useable, and saleable reclaimed steel and fiber as well as two types of rubber powder containing only insignificant amounts of fiber and steel.

                              Existing Conventional
                              Cryogenic and Ambient
                                     Systems

Recovery Ratio

Current shredding operations recover on average twelve pounds, representing 75 percent, of the rubber contained in every twenty pound tire. All of the fiber and steel, and the balance of the rubber components of each tire are, in most cases, not reclaimed, for the reasons described above. The result is a loss of approximately eight pounds of unrecovered, unrecycled rubber, steel, and fiber, representing 40% of the constituent materials of the tire, which must be transported and disposed of in landfills or other solid waste disposal facilities.

                                    Projected
                                      TCS-1
                                     System

Recovery  Ratio

For the reasons described above, and based on performance tests of the scale model prototype of the TCS-1 System's proprietary disintegration mechanism, Management expects that almost all of the rubber, steel, and fiber components of the tire will be recovered in useable and saleable condition.

Production and Supply

     The Company has been engaged in designing and developing, and intends within the current fiscal year to begin manufacturing, on a commercial basis, its proprietary cryogenic tire disintegration system, referred to herein as the "TCS-1 System". The Company's activities to date have focused on the design and creation of the TCS-1 System. In connection with these activities, the Company has been dependent on arrangements with its subcontractors for the manufacture and assembly of the principal components incorporated into the TCS-1 System (see "Agreements With Subcontractors", below).

     If the Company is able to raise sufficient funding and if no presently unforeseen problems with the technology develop, the Company expects to commence manufacturing the TCS-1 System on a commercial basis prior to the end of 1997. The Company intends to continue to effect all TCS-1 System manufacturing operations through its subcontractors. It will therefore be substantially dependent on the ability of such subcontractors to satisfy performance and quality specifications and to dedicate sufficient production capacity for all TCS-1 System scheduled delivery dates. The Company believes that all of its subcontractors have the requisite manufacturing capabilities and the willingness to dedicate sufficient amounts of their manufacturing capacity to allow the Company to meet all TCS-1 System delivery dates, currently scheduled or expected to be scheduled for not less than the next two years. However, no assurance can be given that this will in fact be the case and failure on the part of the Company's subcontractors in these regards would adversely affect the Company's ability to manufacture and deliver TCS-1 Systems on a timely and competitive basis. In such event the Company would have to replace or supplement its present subcontractors. There can be no assurance that should it be necessary to do so, the Company would be able to find capable replacements for its subcontractors on a timely basis and on terms beneficial to the Company, if at all; The Company's inability to do so would have a material adverse effect on its business.

     Components of the TCS-1 Systems, which are not manufactured by the Company's subcontractors specifically for the TCS-1 System, will be purchased, either directly by the Company or indirectly through its subcontractors from third-party manufacturers. The Company believes that numerous alternative sources of supply for all such components are readily available.

Agreements With Subcontractors

Agreement with Fedico, Inc.

     In January of 1997, the Company entered into an agreement (the "Fedico Agreement") with Fedico, Inc. of St-Hubert, Quebec ("Fedico"), a machinery design firm located in Quebec. Prior thereto, Fedico had provided consulting and other design engineering services to the Company since the spring of 1996. Pursuant to the terms of the Fedico Agreement, Fedico will act as the project leader, guiding the over-all design and engineering of the TCS-1 System. In addition to supervising the over-all assembly and start-up procedures of the first full-scale production model of the TCS-1 System, Fedico will design, engineer, and fabricate certain peripheral equipment. The term of the Fedico Agreement is for seven years, retroactively effective as of September, 1996.

     The Agreement provides further that Fedico will:

     (a) collaborate with the Company on development of initial specification requirements, by way of: (i) researching and evaluating the available applicable technologies; (ii) conceptualizing designs concepts; (iii) preparing preliminary layout drawings of each component and of the integration thereof into the TCS-1 System.

     (b) Prepare detailed preliminary layout designs of each element of the TCS-1 System;

     (c) Prepare detailed drawings of each element of the TCS-1 System and prepare the "bill of materials" which is a complete list of all components of the System;

     (d) Be present or available, during the assembly of the TCS-1 System to correct any problems that may arise;

     (e) Be present or available during start-up procedures upon completion of the assembly of the TCS-1 System and correct any problems that arise during the course of such procedures;

     (f) Upon commencement of satisfactory operation of the TCS-1 System, revise all drawings to produce complete, final, "as-built" designs and prepare a documentation package for the facilitation of the operation and maintenance of the System.

     The Fedico Agreement also provides for the retention of Fedico for a minimum of five hundred hours per year during the course of such agreement at reasonable, competitive hourly rates for technicians, draftsmen, and intermediate engineers, with overtime, on-site services, and travel expenses at prevailing market rates. The terms of the Fedico Agreement are substantially as set forth in detail in the Company's annual report on Form 10-KSB for the year ended June 30, 1996. For further details, reference is made to the discussion contained in Item I of the 1996 10-K under "Proposed Product - Proposed Agreement with Fedico, Inc."

Agreement with Lefebvre Freres Limitee

     In January of 1997, the Company entered into an agreement (the "Lefebvre Agreement") with Lefebvre Freres Limitee ("Lefebvre"), a subsidiary of Lefebvre Inc., of Montreal, Quebec. Lefebvre, specializes in custom design and fabrication of industrial machinery. With its sister companies, Foresteel (specializing in pressure vessels and welding) and Atelier D'Usinage Trempe (specializing in high precision machining), Lefebvre is widely recognized for its extensive experience and expertise in designing and constructing equipment used in the pulp and paper, metallurgy, fiber, power generation, and many other industries. Lefebvre had been providing the Company with design consulting and other valuable design engineering services to the Company since the spring of 1996. In recognition of services rendered by Lefebvre prior to the finalization of the Lefebvre Agreement, it was made retroactively effective as of July 23, 1996. Services provided by Lefebvre prior to January 1997 included the completion of the initial design specifications for the TCS-1 System's Disintegration Unit Assembly.

     Under the terms of the Lefebvre Agreement, Lefebvre was retained to design and construct a prototype disintegration unit for the TCS-1 System at competitive rates. Lefebvre agreed to accept payment of approximately one-third of its price for the foregoing in 340,160 unregistered shares of the common stock of the Company. The stock portion of such price was issued to Lefebvre on January 17, 1997. Prior to such date, that part of the design work on the disintegration system, which was allocated to the stock portion of the purchase price, had been completed.

     The terms of the Lefebvre Agreement are substantially as set forth in detail in the Company's annual report on Form 10-KSB for the year ended June 30, 1996. For further details, reference is made to the discussion contained in Item I of the 1996 10-K under "Proposed Product - Proposed Agreement with Lefebvre Freres Limitee"

Agreement with Plasti-Systemes, Inc.

     In January of 1997, the Company entered into an agreement (the "Plasti-Systemes Agreement") with Plasti-Systemes, Inc. ("Plasti-Systemes") of Ville D'Anjou Quebec began providing consulting services respecting the design, construction, and installation of the "front-end" of the TCS-1 System. The Plasti-Systemes Agreement provides for Plasti-Systemes to design (including rendering of all necessary engineering drawings), construct, and install the "front-end" of the TCS-1 System. The Front End System will consist of a series of mechanisms which will automatically, at the rate of three tires per minute: (i) clean and debead the tires; (ii) separate the sidewalls from the treads; (iii) cut both sidewalls and treads into sections ready for processing; and (iv) transport the beads and tire sections into separate areas for disposal or processing.

     The Plasti-Systemes Agreement, which was made retroactively effective as of October 16, 1996, covers mechanical work and equipment. Plasti-Systemes agreed to accept payment of 26% of its total price for the foregoing 255,010 unregistered shares of the common stock of the Company. The stock portion of such price was issued to Plasti-Systemes on January 17, 1997. Prior to such date, that part of the design and engineering work on the front-end system, which was allocated to the stock portion of the purchase price, had been completed. The terms of the Plasti-Systemes Agreement are substantially as set forth in detail in the Company's annual report on Form 10-KSB for the year ended June 30, 1996. For further details, reference is made to the discussion contained in Item I of the 1996 10-K under "Proposed Product - Proposed Agreement with Plasti-Systemes, Inc."

Potential Markets

General

     The Company believes that the potential market for its TCS-1 System can be expected to directly reflect the level of demand for economical, high quality rubber crumb derived from the recycling of scrap tires.

     The following discussion of the potential markets for rubber crumb assumes that the TCS-1 System will be capable of economically producing high quality recycled rubber crumb, in a variety of sizes, capable of being used in a wide range of products. While this accurately reflects management's present expectations, it should be noted that the TCS-1 System is still in the research and development stage. Further, because development of the TCS-1 System is at an early stage, the Company cannot give any assurance with respect to if, or when, it will in fact be able to complete the design and construction of the TCS-1 System in accordance with its plans and specifications or that, if completed, the TCS-1 System will perform as expected. Therefore, even if the demand for rubber crumb should increase in accordance with the Company's expectations, there can be no assurance that a concomitant development of demand for the TCS-1 System will develop.

Effect of Environmental Concerns
  on Development of New Markets for Scrap Tires

     Until approximately 1990, low tipping fees made landfills the most popular option for the disposal of scrap tires. In fact, according to the Scrap Tire Management Council (the "STMC"), until that time, management and market development efforts for scrap tires were non-existent or minimal. This was reflected in the fact that in 1990, only 25 million (approximately 11%) of the scrap tires generated annually in the United States were marketed for any purpose whatsoever. The remaining 89% were dumped or stockpiled. However, within the past few years, changes in the market for scrap tires has been swift and dynamic, resulting in significant market application alternatives to the landfilling and stockpiling of scrap tires.

     The STMC reported in its "Scrap Tire Use Disposal Study - 1996 Update" (which was published in April of 1997 and is referred to herein as the "STMC Study"), that significant progress has been achieved with respect to development of scrap tire management alternatives to landfilling and stockpiling. In 1996, market applications were found for 76% of all scrap tires (or 202 million tires). This means, however, that even as of 1996, 64 million additional tires (or 24% of the annually generated scrap tires that year) were still being landfilled or stockpiled in the United States alone.

     Notwithstanding the foregoing progress, in most developed countries, the traditional dumping of tires in landfills has been completely banned or the number of tires legally permitted to be dumped has been substantially reduced. Unfortunately, such measures often have the effect of simply exacerbating the problem of illegal tire dumping and above ground stockpiling. Increasingly in the United States, individual states sponsor scrap tire management programs. By 1994, 48 states had legislated laws governing and regulating proper handling, recovery, reuse, and disposal of discarded scrap tires. To date, over 34 of such states have provided at least some of the funding needed to build and support the tire recycling infrastructure which is or will be required to assure that the state's annual generation of scrap tires, as well as its already stockpiled tires, will be recovered, reused, and recycled. In Canada, most provinces have similar regulations. As a result of this proliferation of state regulations and the influence of the environmental movement, national attention has increasingly focused on the need to develop alternative methods of scrap tire disposal.

Market for Rubber Crumb

     Rubber is a valuable raw material and Company believes that recycling this valuable resource from scrap tires is an ideal way to recover that value.
Recycled scrap tire rubber is already used in a great variety of products, promoting longevity by adding it to asphalt pavement, adding bulk and providing drainage as a soil additive, providing durability as a carpet underpadding, increasing resiliency in running track surfaces and gymnasium floors, and absorbing shock and lessening the potential for injuries as a ground cover for playgrounds and other recreational areas.

     Recycling tires into reusable rubber crumb (or "ground rubber") was, as of 1996, the third largest use of scrap tires. "Rubber Crumb" is the end product of the tire disintegration processes discussed in, "Products and Services" below. The ideal rubber crumb is a powder, which can be produced in various particulate sizes, ranging from relatively coarse to very fine, and which is not significantly contaminated by fiber and metal particles. As noted above, the STMC Study reported that the largest use presently being made of scrap tires is burning them as tire derived fuel, with export (for refitting and reuse as tires) taking second place. However, as noted above, the use of scrap tires for ground rubber experienced an enormous surge during the last two years, increasing two hundred and seventy-seven percent (277%) from 4,500,000 tires in 1994 to 12,500,000 tires in 1996. Historically, most rubber crumb available and sold in the market was derived not from recycled scrap tires, but from tire "buffings", a by-product from the retreading industry created when used tires are prepared to accept new treads. This situation has recently improved significantly, however, with tire buffings now representing 52% and scrap tires representing 48% of source material for rubber crumb. According to the STMC, the demand for rubber crumb for various uses could experience further substantial increases over the next two to five years, with expected overall growth in sales of rubber crumb from 25% to 33%. The Company believes that because the supply of buffings is limited, the main source of an increased supply of rubber crumb must come from scrap tires.

     At present, there are at least seven general categories of markets for rubber crumb of various sizes and grades. These consist of the following:


     * Rubber Modified Asphalt ("RMA", 168 million pounds in 1996): Rubber crumb can be blended with asphalt to modify the properties of asphalt used in highway construction. Rubber crumb can be used either as part of the asphalt rubber binder, seal coat, cape seal spray, or joint and crack sealant (generally referred to as "asphalt-rubber") or as an aggregate substitution (rubber modified asphalt concrete or "RUMAC"). At present, the cost of using asphalt-rubber and RUMAC is somewhat higher than conventional materials. However, the service life of such products has proved in some cases to be two to three times that of conventional asphalt pavements. While the use of ground rubber in asphalt pavement has a large potential market, certain technical issues must be addressed before the potential can be reached. The ability to recycle asphalt pavement containing ground rubber and the development of standards, particularly for materials testing and the environment are the key issues to be addressed. In general, asphalt-rubber, or the "wet process", has proven to be the most successful product, representing approximately 95% of the RMA market in 1996, according to the STMC. States using RMA to a significant degree include Arizona, California and Florida, with lesser activity in Kansas and Texas.

     * Bound Rubber Products (134 million pounds in 1996): Ground or powdered scrap tire rubber is formed into a set shape, usually held together by an adhesive material such as urethane or epoxy. Examples of such applications are injection molded products and extruded goods such as railroad crossing pads; dock bumpers, patio floor blocks, flooring material, roof walkway pads, and carpet underlay.

     * New Tire Manufacturing (48 million pounds in 1996): Fine rubber crumb or powder reclaimed from scrap tires can be used as a low volume filler material in both the tread and the sidewalls of new tires. The percentage of recycled rubber that can be used in new tires is somewhat in excess of 1.5%.

     *    Athletic and  Recreational  Applications  (24 million pounds in 1996):
          Coarse rubber crumb can be used in several applications, such as in running track material, grass surfaced playing areas, or as a substitute for playground surfaces. The use of rubber crumb for these purposes will generally make playing surfaces and running tracks more resilient and less rigid, but capable of maintaining traction and shape.

     *    Molded and Extruded  Plastics and Rubber (18 million  pounds in 1996):
          Finely ground scrap tire rubber can be placed into production molds to form products for the automotive industry, such as sound insulation, step pads, truck and trailer liners, matting and drip irrigation pipes. Management believes that there are significant potential markets for these applications which may result from continuing research and development of products using a surface modified rubber. There has also been increasing interest on the part of automotive manufacturers in the purchase of products which contain recycled rubber.

     * Friction Material (8 million pounds in 1996): Coarse rubber crumb is used in friction brake materials for brake pads and brake shoes.

Possibilities for Market Expansion and Added Value
  Through Availability of More, and Higher Quality, Product

     Notwithstanding the recent growth in the use of scrap tires for ground rubber, this application represented only 6% of the market for scrap tires in 1996. The Company attributes this limited market penetration principally to the lack of available high quality product. The TCS-1 System, however, has been specifically designed to address this problem through the economical production of high quality crumb rubber than is, to the best of management's knowledge, currently being produced from scrap tires. The Company believes that increases in the amount and quality of available crumb, at economically reasonable prices, creatively marketed, will inspire new uses for rubber crumb and expand the range and variety of products composed, in whole or in part, of such product. Moreover, the Company believes that as the demand for rubber crumb recycled from scrap tires increases, this market value will increase in proportion to the quantity of product sold and will that the product will be come inherently more valuable.

     The Company believes that growth in the market for rubber crumb will directly reflect a number of factors, including but not limited to: (i) the amount of rubber crumb available; (ii) the cost of available rubber crumb; (iii) the quality and characteristics of available crumb; and (iv) the availability of suitable substitutes for rubber crumb.

     There can be no assurance at this time, however, that the availability of rubber crumb of the quality which the Company expects that the TCS-1 will be able to produce, will necessarily lead to a significant expansion of the market for such product, or if it does, that the Company will necessarily benefit from such expansion.


Prospect of "Devulcanization"

     One of the principal difficulties in producing a marketable rubber crumb from scrap tires is the inherent nature of the recycled rubber itself. Rubber used in the manufacture of tires is vulcanized, a process by which sulfur is combined with the rubber in order to impart strength and dimensional stability to the rubber. Because of such vulcanization, the ability to chemically bond recycled rubber with other polymers (rubber or plastic) materials is greatly diminished. While to date, to the best of management's knowledge, no technology for the economical devulcanization of rubber exists, there is at present a great deal of research and development activity in this area. if and when an economical devulcanization process is achieved, a new market for recycled rubber could be opened.

Proposed Services

     The Company requires all of its TCS-1 System purchasers to agree to enter into a Maintenance and Technical and Market Support Agreement (the "Proposed Maintenance Agreements"). In connection therewith the Company intends to provide timely, high quality technical support to insure that the TCS-1 System will perform in conformance with its specifications. Until the test phase of the first production sized model of the TCS-1 System is completed, the Company will be unable to finalize the definitive parameters of the services which it intends to offer under the Proposed Maintenance Agreements. Currently proposed plans call for the Company, or the Company's designated service provider, to provide, or be responsible for, all technical and other labor necessary for the maintenance of the TCS-1 System at a performance level capable of disintegrating the equivalent of one million automobile tires per year on a twenty-four hour per day, three hundred sixty-five day per year basis, in accordance with an operations and performance specifications manual to be furnished to the customer.

     The Proposed Maintenance Agreements are expected to require the Company to provide (i) regularly scheduled on-site preventive maintenance including but not be limited to inspection and assessment of wear factors affecting all constituent components of the System and determination and effectuation of replacement and/or recalibration requirements and (ii) unscheduled remedial maintenance, on an as needed basis. Other responsibilities which the Company, or its authorized service provider, are intended to assume under the Proposed Maintenance Agreements will include: (i) providing and maintaining computerized equipment to monitor and document the performance by the operator of the TCS-1 System of all routine maintenance procedures; (ii) reviewing the data retrieved thereby on a monthly, or more frequent, basis; (iii) immediately advising the operator of any improper performance of any of such

Procedures; (iv) providing remedial instructions to the Operator's personnel with respect to the proper performance of certain routine maintenance procedures to be performed by the TCS-1 System Operator, and; (v) upon request of the Operator, re-training its personnel. The Proposed Maintenance Agreements are intended also to provide that the Company, or its authorized service provider, will provide an initial training period for the operator's personnel as well as continuing training, seminars and updates, on an as needed basis.

     The Proposed Maintenance Agreements are also intended to provide for additional technical and market support including Pre-Operational Support by way of, among other things: (i) assistance to the Operator with respect to procedures and requirements related to obtaining all licenses, permits, and other requirements for the establishment and operation of a TCS-1 System Plant, including the development, documentation, and furnishing of all required technical, environmental, operational, and other information and data; (ii) instructions and assistance with respect to all applicable federal, state, and local regulations and requirements respecting the preparation of the site and the installation and operation of a TCS-1 System at the site.

     In addition, the Proposed Maintenance Agreements will require that the Company, or its authorized service provider establish and maintain laboratory facilities at which they shall:


     (a) test and monitor the quality and properties of the rubber crumb produced by the TCS-1 System, including but not limited to: (i) total production rates (ii) the comparative percentages of various crumb rubber mesh sizes produced, and (iii) wear factors existing or developing in the disintegration mechanisms, so as to generate a continual data base for the anticipation and determination of the maintenance, remediation, and recalibration requirements of the disintegration mechanisms and all other constituent components of the System under actual operating conditions;

     (b) test and monitor, on a continuing basis, oil samples from the TCS-1 System so as to ascertain and monitor the wear factors on the bearings and on other components of the System.

     (c) record and maintain all test data and records for the TCS-1 System in a monthly log to be furnished to the operator at regular intervals on a monthly basis, or on request by the operator, and be available to the Operator at all times to discuss the meaning and significance of all test results and any remedial or other actions which such data indicate is necessary or advisable;

     (d) creating and developing new products and uses for rubber crumb produced by the TCS-1 System.

     It is intended that the Company, or its authorized service provider will also be responsible for certain accounting and record keeping services, including providing accounting software to monitor the operations and output of the TCS-1 System. It is intended that the Proposed Maintenance Agreements will also impose obligations upon the Company, or its authorized service providers to stock replacement parts for the TCS-1 System in order to minimize any interruptions in the continual operation of the System.

     The monthly maintenance fee for all services to be provided by the Company, or its authorized service provider under the Proposed Maintenance Agreements is presently expected to be $9,500 per month.

Negotiations With Proposed Service Provider

     The Company is presently negotiating with Louis Sanzaro ("Sanzaro"), a director of the Company and the controlling person of the two entities (Ocean/Ventures III, Inc. and Oceans Tire Recycling & Processing Co., Inc.) which have ordered nine of the ten TCS-1 Systems presently on order, to organize and operate a maintenance company capable of serving as the Company's authorized service provider and meeting all of the above described responsibilities. Mr. Sanzaro has worked closely with the Company on the development of the TCS-1 System and the proposed maintenance and technical support program. Mr. Sanzaro is a highly respected, knowledgeable, and experienced operator of recycling organizations in New Jersey and the Company believes that he is eminently qualified to organize and head its maintenance and technical support effort. While the parties have not yet entered into an agreement respecting the terms under which Mr. Sanzaro or an organization under his control will direct the Company's maintenance services, they are currently in negotiations respecting such arrangements. Currently, however, the Company expects that the service provider to be organized and operated by Mr. Sanzaro will be paid a flat fee of $4,000 per month to cover all of the services described in Item I, above. The service provider is also expected to furnish, at no additional cost, all equipment necessary to effect the provision of such services.

Tirex Canada

     The governments of Canada and, in particular, the province of Quebec, have officially acknowledged the pivotal role played by business investment in research and development in ensuring sustained economic growth and long-term prosperity. In order to encourage such activities, these governments support research and development programs by granting individuals and businesses tax incentives that encourage technological development in Quebec. As a result, Quebec offers the most generous tax incentives for research and development programs of which the Company is aware. In May of 1995, in an effort to take advantage of such financial incentives, the Company formed a Canadian corporation, 3143619 Canada Inc. (referred to herein as "Tirex Canada") in the Province of Quebec, Canada, for the purpose of completing all research and development work on the first production model of the TCS-1 System and, thereafter, to serve as the Company's manufacturing arm. For a discussion of the initial capitalization of Tirex Canada, the distribution of its shares among the Company and officers and directors of the

Company who are Canadian residents, the terms of the shareholders agreement pursuant to which such shares are held, including but not limited to the rights of the Company to regain 100% record ownership of Tirex Canada, reference is made to the discussion under the caption "Existing and Proposed Canadian Financing, Manufacturing, and Research and Development Operations" in Item 1 of the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996.

The Tirex Canada License

     Tirex Canada holds an exclusive, ten year license to design, develop, and manufacture the TCS-1 System in North America. The terms of the said license require that Tirex Canada may manufacture TCS-1 Systems only upon and pursuant to specific purchase orders and requires that Tirex Canada sell all TCS-1 Systems which it manufactures exclusively to the Company.

Canadian Financial Assistance - Grants and Commitments

     Transfer of the Company's research and development, and its proposed manufacturing, activities to Tirex Canada has made the Company eligible for various Canadian and Quebec government programs which provide grants and tax incentives for eligible investment, research and development, and employee-training activities. Canadian and Quebec tax incentives take the form of deductions and tax credits with respect to eligible research and development expenditures. Certain of the tax credits are refundable when they exceed the tax payable. Thus such credits function effectively as monetary grants. To qualify for such tax credits, research and development activities must comprise investigation or systematic technological or scientific research conducted through pure or applied research, undertaken to advance science and develop new processes, materials, products or devices or to enhance even slightly existing processes, materials products or devices.

     Refundable tax credits are calculated as a percentage of eligible research and development expenses. They are called "refundable" because to the extent that the amount of the tax credit exceeds the taxes payable, they are paid over or "refunded" to the taxpayer. During the last fiscal year, virtually all of the activities connected with the development and construction of the first production model of the TCS-1 System qualified as eligible expenses. Moreover, some approved, anticipated tax credits for contemplated research and development expenditures can serve as "receivables" for the collateralization of debt. In this regard, the Company received the following grants and commitments since moving its operations to Quebec in the summer of 1995:

     (a) Prior to the period covered by this report, on March 22nd, 1996, the Ministry of Industry, Trade, and Commerce of Quebec (the "Quebec MITC") accepted a feasibility study, conducted by Techtran: Technology Transfer Institute, a technology-based consulting and project financing organization specializing in the development, financing, and project implementation of new technologies. To qualify for financial aid under this program, studies must be carried out by independent Quebec consulting firms, be related to eligible projects to be established in Quebec, and be done in respect of admissible projects. To be deemed "admissible", projects must address one of the industrial sectors under the responsibility of the Quebec Ministry of Industry, Commerce, Science and Technology (the "Quebec MICST") while being consistent with the government industrial development policy. The development of the TCS-1 System was confirmed as an "admissible project" in this regard when the Techtran Feasibility Study was accepted by the Quebec MITC. In connection therewith, the Company received a total of $36,800 Canadian dollars, from the Quebec MITC in refundable tax credits, representing reimbursement of 40% of Company's costs for the said study.

     (b) On May 6, 1996, the Company received a commitment for a contribution of up to $500,000 Canadian dollars (approximately $360,000 United States dollars at current exchange rates) under the Industrial Recovery Program for Southwest Montreal for the development of the TCS-1 System. Such commitment comprises repayable loans in an aggregate amount not to exceed the greater of (i) approximately US $370,370 or (ii) twenty percent of the total costs actually paid by the Company in connection with the development of the TCS-1 System. To date, the Company has received a total of $450,000 Canadian dollars (approximately $326,000 United States dollars at current exchange rates) under such loan commitment. The balance will be available to the Company upon completion of the project.

     (c) On October 16, 1996, the Company obtained an "Agreement for Financial Assistance For Technology Development" (the "Recyc-Quebec Agreement") from La Societe Quebecoise de Recuperation et de Recyclagez
          ("Recyc-Quebec"). Pursuant thereto, Recyc-Quebec, a provincial government organization, has agreed to provide the Company with financial assistance consisting of the grant of an amount equal to fifty percent of the total eligible expenses of the development of the first full scale, production model of the TCS-1 System (the "Project"), up to an amount of seventy five thousand Canadian dollars (Cdn $75,000) (approximately fifty-four thousand United States dollars [US $54,000] at current exchange rates). To date the Company has received 50,000 Canadian dollars (approximately thirty-eight thousand, four hundred United States dollars [US $38,400] at current exchange rates) under this agreement. Such payment was based upon Recyc-Quebec's receipt and acceptance of the Company's proofs of payment of eligible expenses in the approximate amount of Cdn $ 76,800 (approximately US $56,064). The Company will be able to obtain the balance of 25,000 Canadian dollars (approximately nineteen thousand, two hundred United States dollars [$19,200] at current exchange rates) after it has paid 100% of all eligible expenses related to the Project and a final report respecting the achievements of the Project has been delivered to and accepted by Recyc-Quebec.

Sales and Marketing

Distribution

     The Company's objective is to market and distribute its products worldwide, through national and international distributors and sales representatives. However, to a large extent the Company has to date concentrated, and is continuing to concentrate, its efforts on completing the design, development, and construction of the first production model of the TCS-1 System and raising adequate financing to support such efforts. It has, therefore, not yet commenced a full scale marketing campaign and does not intend to do so until the production model is complete and adequate funding is available to cover the costs thereof. During the last two fiscal years and the subsequent period, the Company has however taken initial steps to prepare a foundation for a world-wide marketing program. In connection therewith, the Company has taken the following steps during the last fiscal year:

     (a) Appointed Vijay Kachru as Vice President of Market Development to oversee market and product development activities;

     (b) Entered into negotiations with Alan Crossley, a director of the Company, with respect to his serving as Sales and Marketing director for Europe;

     (c) Obtained the agreement of Louis Sanzaro, a director of the Company and the principal of Ocean Ventures III, Inc. and Oceans Tire Recycling & Processing Co., Inc. to accept appointment as the Company's exclusive sales distributor in the United States and Puerto Rico (see the discussions, below, in this Item 1. under the caption, "Sales"; See also Item 12 of this Report, "Certain Relationships and Related Transactions").

     The Company can make no assurances with respect to the success of its distribution strategy. Furthermore, the Company has limited resources to achieve the distribution of its products and no assurances can be given that the Company will not require additional financing, which may not be available, to achieve such objective.

Market Research and Development Studies

     In January of 1997, the Company retained Gapco Inc., a market research firm located in Madrid, Spain, headed by Alan Crossley.(4) The study indicated that the tire recycling Industry in Spain is in its infancy but is under pressure to desist from the current practice of landfilling with unshredded tires, and concludes that there is therefore a possible opportunity at this time for the introduction of alternative scrap tire disposal methods.

     Similar studies are being conducted in the rest of Europe, India and Pakistan. The company believes that both India and Pakistan are potential importers of ground rubber, or rubber crumb. This is based on the fact that these countries are expanding their tire and auto manufacturing capacities and are already experiencing supply shortages in rubber and carbon black. Based on the initial research the company believes that the recycling of tires would eventually gravitate toward production of products that can be assimilated in industries which manufacture any products which use rubber and plastic in their manufacture.

Dependence on Major Customer

     To date the Company has received orders for ten TCS-1 Systems, eight of which were ordered by Ocean/Ventures III, Inc.("O/V III") of Toms River, New Jersey ("O/V III") and one of which was ordered by Oceans Tire Recycling & Processing Co., Inc. ("OTRP"). Both O/V III and OTRP are under the control of Louis Sanzaro. The loss of either of these two customers would have a major adverse effect on the Company. However, the Company also believes that while Mr. Sanzaro's companies comprise the initial TCS-1 System purchasers, future sales efforts will be widespread and, as the Company matures and its business develops, it will not be dependent upon the business of one or more major customers.

Sales

The O/V III Agreements

     On May 29, 1997, the Company entered into an Equipment Lease and Purchase Agreement (the "O/V III L&P Agreement") with Ocean/Ventures III, Inc.("O/V III") of Toms River, New Jersey ("O/V III"). This agreement modified the terms of, and replaced, a prior agreement between the parties dated June 6, 1995 (the "Prior O/V III Agreement").(5) O/V III is under common ownership and control with the solid waste recycling firm, Ocean County

----------
     (4) Mr. Crossley, a director of the Company, was appointed as Sales and Marketing Director for Europe in July of 1997 after the completion of such study

     (5) Reference is made to the detailed discussion of the terms of the Prior O/V III Agreement included in Item I of the Company's annual report of Form 10-KSB for the fiscal year ended June 30, 1996, in the subtopic "Sales and Marketing" under the caption, "The O/V III Agreements".

Recycling Center, Inc. Under the terms of the L&P Agreement, O/V III Agreement, O/V III will purchase and lease the various components which comprise the constituent parts of the TCS-1 System. The Agreement provides for lease and purchase arrangements for eight Systems at an aggregate lease and purchase price of three million dollars ($3,000,000) each.

     Pursuant to the terms of the O/V III Agreement, certain non-proprietary equipment (the "Non-Proprietary Equipment") will be purchased by O/V III for a total purchase price of $2,250,000. Such equipment includes, but may not be limited to: (i) all bailing systems contained in the TCS-1 System, including all associated ancillary equipment and conveyance and exit belts, chutes and/or other components combined or integrated therewith, and (i) freezing chambers and cryogenic systems.

     The other constituent components of the TCS-1 System comprise equipment which is proprietary to the Company (the "Proprietary Equipment"). Such Proprietary Equipment is, under the terms of the O/V III L&P Agreement, subject to a five year operating lease, with monthly lease payments of $12,500 each. The Proprietary Equipment consists of (i) the disintegration system including but not limited to all grinders contained therein, and (i) the separation systems, including but not limited to: (a) a magnetic separator; (b) a fiber/crumb separator; (c) fiber collector; (d) crumb rubber sizing system; and (e) all integrated conveyance and exit belts, chutes, and other components.

     The O/V III L&P Agreement calls for the delivery of the first System by October 1998, with seven additional Systems scheduled for delivery every three months thereafter, through July 2000. The Agreement requires a downpayment of $25,000 for each System to be paid not less than fourteen months prior to the anticipated delivery date. In an effort to assist the Company at this early stage of its development, to date, O/V III has prepaid $25,000 down payments on five Systems. Other payment terms for each of the eight systems subject to the O/V III L&P Agreement, call for a $50,000 payment six months prior to the anticipated delivery, an additional $100,000 to be paid three months prior to the anticipated delivery date, and $1,825,000 on O/V III's acceptance of the System.

     Pursuant to the terms of the L&P Agreement, O/V III also entered into certain ancillary agreements with the Company, consisting of the following:

     (a) a royalty agreement (the "Royalty Agreement") pursuant to which O/V III will pay the Company a royalty of three percent (3%) of the gross proceeds from all sales of rubber crumb fiber and steel from scrap tires disintegrated through the utilization of the TCS-1 System;

     (b) a rubber crumb purchase option agreement (the "Rubber Crumb Agreement") pursuant to which O/V III has granted to the Company and option to purchase up to 40% of the rubber crumb, yielded by the disintegration of scrap tires in the TCS-1 System, at negotiated prices. The Company is currently exploring the feasibility of vertically integrating its operations so as to include the rubber crumb brokerage business and/or the value-added rubber crumb product development business. It obtained the rubber crumb purchase option in connection with the foregoing.

     The parties also agreed that they would enter into a maintenance and technical support agreement (the "Maintenance and Technical Support Agreement") pursuant to which the Company or its designated service provider ("Service Provider") will provide or be responsible for all technical and other labor necessary for the maintenance of the TCS-1 System at a performance level capable of disintegrating the equivalent of one million automobile tires per year on a twenty-four hour per day, three hundred sixty-five day per year basis. Services to be provided shall include but not be limited to the following: (i) regularly scheduled on-site preventive maintenance, which shall include but not be limited to inspection and assessment of wear factors affecting all constituent components of the System and determination and effectuation of replacement and/or recalibration requirements, and (ii) unscheduled remedial maintenance, on an as needed basis. Both scheduled and unscheduled service maintenance will include adjustments and replacement of parts, as deemed necessary by the Service Provider. The Company is presently in negotiations with Louis Sanzaro, a principal of O/V III, with respect to the possibility of Mr. Sanzaro's establishing an equipment maintenance company to serve as the Company's Service Provider for all Systems sold by the Company, including but not limiting to the eight Systems to be purchased by O/V III.

Agreements with Oceans Tire Recycling & Processing Co., Inc.

     On May 29, 1997, the Company entered into an Equipment Lease and Purchase Agreement (the "OTRP L&P Agreement") with Oceans Tire Recycling & Processing Co., Inc. ("OTRP"), a New Jersey corporation under common control with O/V III. Pursuant to the OTRP L&P Agreement, OTRP will purchase the first production model TCS-1 System. Under the terms of the Agreement, the anticipated delivery date for this System was September 15, 1997. The parties have agreed however to waive delivery until November 1997. OTRP will accept delivery at the Company's facility in Montreal(6) to allow initial test phase operations to be conducted under supervision of both the Company and OTRP. This will also create an opportunity for OTRP's personnel to be trained by the Company's technical staff in the operation of the TCS-1 System.

     The terms of the OTRP L&P  Agreement,  pursuant  to which  the  constituent components of the TCS-1 System will be leased and or purchased, are substantially identical to those of the O/V III L&P Agreement, as described above. The only significant differences are in the purchase price and payment terms. The purchase price for the Non-Proprietary Equipment is $1,225,000 and the terms of the 60-month operating lease call for monthly lease payments of $8,770 each.

----------
     (6) The Company intends to purchase or lease a facility adequate for installation and testing of the System in the immediate future. Reference is made to Item 2. "Properties" of this Report.

Accordingly, the aggregate lease/purchase price under the OTRP L&P Agreement is $1,751,200. OTRP has obtained "pre-commencement" sale and lease-back financing from an outside source for the Non-Proprietary Equipment being purchased under the Agreement. Pursuant thereto, OTRP has been making lease payments since April of 1997. The terms of OTRP's lease financing arrangements provide for the lessor to deliver the purchase price payments directly to the Company, to be used to fund the construction of the first TCS-1 production model. To date, approximately $605,000 of such financing has been paid to the Company and used for such purpose.

     Pursuant to the terms of the OTRP L&P Agreement, upon execution thereof, the parties also entered, or agreed to enter, into the same types of ancillary agreements as are described above with respect to the O/V III L&P Agreement, i.e., a maintenance and technical support agreement, a royalty agreement, and a rubber crumb purchase option agreement. The terms of all of such ancillary agreements are identical to those described above in connection with the O/V III Agreements.

The Recycletron Inc. Agreements

     On July 8, 1997, the Company  entered into an Equipment  Lease and Purchase
Agreement (the "Recycletron L&P Agreement") with Recycletron Inc. ("Recycletron") of Montreal, Quebec. Pursuant to the Recycletron L&P Agreement, Recycletron will purchase one TCS-1 System, with delivery scheduled for the end of the second quarter of 1998. The terms of the Recycletron L&P Agreement, pursuant to which the constituent components of the TCS-1 System will be leased and or purchased, are substantially identical to those of the O/V III L&P Agreement, as described above. The only significant differences are in the purchase price and payment terms. The purchase price for the Non-Proprietary Equipment is $2,000,000 and the terms of the 60-month operating lease call for monthly lease payments of $12,500 each. Accordingly, the aggregate lease/purchase price under the Recycletron L&P Agreement is $2,750,000. Upon execution of the Agreement, Recycletron paid a $25,000 down payment. Other payment terms require additional payments of $100,000 six months prior to the anticipated delivery date, $125,000 prior to the anticipated delivery date, and $1,750,000 upon Recycletron's acceptance of the System.

     Pursuant to the terms of the Recycletron L&P Agreement, upon execution thereof, the parties also entered, or agreed to enter, into the same types of ancillary agreements as are described above with respect to the O/V III L&P Agreement, i.e., a maintenance and technical support agreement, a royalty agreement, and a rubber crumb purchase option agreement. The terms of all of such ancillary agreements are identical to those described above in connection with the O/V III Agreements.

Backlog

     As of September 18, 1997, the Company's backlog amounted to $28,501,200. Backlog includes firm orders under executed Equipment Lease and Purchase Agreements. The amount shown includes the aggregate of: (i) the full purchase price for those parts of the TCS-1 System which will be sold by the Company, and (ii) total lease payments under the five-year operating lease which forms part of every Equipment Lease and Purchase Agreement. The $28,501,200 backlog presently booked includes:
(i) one TCS-1 System ordered by OTRP for an aggregate lease/purchase price of $1,751,200, for which the Company has already received prepayment of $605,000 toward the purchase price; (ii) eight systems ordered by O/V III for an aggregate lease/purchase price of $3,000,000 each, for which the Company has already received over $130,000 by way of prepayments of the $25,000 downpayments (due for each system fourteen months before the scheduled delivery date of such System) on five of the eight Systems ordered by O/V III; and (iii) one TCS-1 System ordered by Recycletron for an aggregate lease/purchase price of $2,750,000, for which the Company has received a $25,000 down payment. The foregoing ten TCS-1 Systems are scheduled for delivery between November 1997 and July 2000, with two of such Systems (the OTRP and Recycletron Systems) scheduled for delivery during the current fiscal year. The balance of the ten Systems currently on order are scheduled for delivery between November 1998 and July 2000.

     The Company has not included in its backlog any revenues which may result from the Royalty Agreements which all TCS-1 System purchasers must enter into with the Company. These Royalty Agreements entitle the Company to receive a royalty in the amount of 3% of the gross revenues from sales of rubber crumb produced by the TCS-1 System. The Company has also not included an additional $5.7 million dollars in revenues which it expects to receive under the Proposed Maintenance Agreements to be signed in connection with the ten Systems already on order (see "Proposed Services", above in this Item I).

     Although the stated backlog may be used as a guideline in determining the value of orders which are presently scheduled for delivery during the period indicated, it is subject to change by reason of several factors including possible cancellation of orders, change in the terms of the contracts, and other factors beyond the Company's control and should not be relied upon as being necessarily indicative of the Company's revenues or of the profits which the Company might realize when the results of such contracts are reported.

Research and Development Activities

     The Company's technical expertise has been an important factor in its development and is expected to serve as a basis for future growth. Since its inception, the Company has devoted substantial resources to the design and development of the TCS-1 System as well as to raising the financing necessary for such activities. The Company expended approximately $600,000 on research and development activities during the fiscal year ended June 30, 1997, (virtually ) all of which funds were applied to the design, development, and construction of the first TCS-1 production model.

     Research and Development activities during the fiscal year ended June 30, 1997, focused on completion of the engineering design of the TCS-1 System and redesign of the front end system to increase automation and optimize performance.

     All of such activities were carried out by the Company's engineering and technical staff, consisting of Louis V. Muro, Vice President in Charge of Engineering, and John Carr, Program Director, who devoted 100% of their time to such projects. Such activities were conducted in conjunction with the Company's outside Consultant, Bentley Environmental Engineering Inc., and the Company's outside subcontractors, Plasti-Systemes, Fedico, Inc., and Lefebvre Freres, Limitee.

     Although the basic design and development of the TCS-1 is expected to be brought to completion by the end of 1997, the Company intends to continue to seek to refine and enhance its tire disintegration technology and to enhance it to comply with emerging regulatory or industry standards or the requirements of a particular customer. The Company also intends to endeavor to develop new products and uses for the rubber crumb produced by the operation of the TCS-1 System.

Seasonality

     The Company does not believe that its future operating results will be subject to quarterly variations.

Employees

     During the fiscal year ended June 30, 1997, the Company had seven employees including its officers: Terence C. Byrne, Louis V. Muro, John Threshie, and Vijay Kachru, its in-house Corporate and Securities Counsel, its Technical Program Director, and one secretary-receptionist. All of the foregoing persons devote their full time to the business and affairs of the Company. The Company also utilizes the services of several part-time consultants to assist them with market research and development and other matters. The Company intends to hire additional personnel, as needed.

Patents

     On December 18, 1996, the Company filed patent applications in the United States and Canada based on provisional priority under preliminary patent applications filed on December 19, 1995. Prior to such filings, the Company relied on trade secrets, proprietary know-how and technological innovation to develop its technology and the designs and specifications for the TCS-1 System. The Company has entered into confidentiality and invention assignment agreements with certain employees and consultants which limit access to, and disclosure or use of, the Tirex technology. There can be no assurance, however, that the steps taken by the Company to deter misappropriation or third party development of its technology and/or processes will be adequate, that others will not independently develop similar technology and/or processes or that secrecy will not be breached. In addition, although the Company believes that its technology has been independently developed and does not infringe on the proprietary rights of others, there can be no assurance that the Company's technology does not and will not so infringe or that third parties will not assert infringement claims against the Company in the future. The Company believes that the steps it has taken to date will provide some degree of protection and that the issuance of a patent pursuant to its application will materially improve this protection. However, no assurance can be given that this will be the case or that the Company will in fact be granted a patent. No assurance can be given, in the absence of a final court determination, that any particular patent is valid and enforceable or that any patent may not be the subject of patent infringement claims. The Company has no present knowledge of any information which would adversely affect the issuance of a patent pursuant to its current application or, should a patent be granted, the validity thereof.

     On or about September 13, 1996, the Company received a letter from attorneys for a New York based recycling company respecting its filing for worldwide patent protection for a tire recycling process utilizing a natural air freezing system and claiming that, upon issuance of its Canadian patent, the Company's recycling process would be the subject of a patent infringement claim. The Company responded to such letter on September 20, 1996 stating its position that any such claim would be completely without merit. The Company has received no further communications respecting this matter. Since that time, a member of the Company's engineering staff and the Company's patent agent have examined the patent which was involved in this matter and have concluded that the specifications thereof are different from those of the patent for which the Company has applied and that no meritorious patent infringement claim could arise in connection therewith.

Competition

     The Company knows of no devices, apparatus or equipment, utilizing technology which is identical or comparable to the TCS-1 System, which are presently being sold or used anywhere in the world, nor is it aware of any patents relating to the Technology. However, the Technology and the TCS-1 System, if and when developed, may reasonably be expected to compete with related or similar processes, machines, apparata or devices for tire disintegration, cryogenic or otherwise. Moreover prospective competitors which may enter the field may be considerably larger than the Company in total assets and resources. This could enable them to bring their own technologies to more advanced stages of development with more speed and efficiency than Company will be able to apply to the TCS-1 System. Additionally, manufacturers of presently available equipment may be in a position to operate research and development departments dedicated continually to improving conventional systems and to developing new and improved systems. There can be no assurance that the Company's Technology or the TCS-1 System, if developed, can successfully compete with existing systems or with any improved or new systems which may be developed in the future.

Government Regulation

     While the Company's equipment manufacturing operations may not be directly subject to extraordinary government regulations, the operations of the purchasers and operators of such equipment may be subject to extensive and rigorous government regulation designed to protect the environment. The Company's proposed rubber crumb re-grinding, and on-site tire shredding, operations will, however be directly subject to these types of government regulation.  As a result,  the  business  of the  Company  will be  directly  or
indirectly  subject  to,  and  may  be  affected  by,  government   regulations.
Management does not expect that the operation of the TCS-1 Systems, the re-grinding operations, or the on-site tire shredding will result in the emission of air pollutants, the disposal of combustion residues, or the storage of hazardous substances (as is the case with other tire recycling processes such as pyrolysis). However, establishing and operation any of the foregoing types of plants for tire recycling will require numerous permits and compliance with environmental and other government regulations, both in the United States and Canada and in most other foreign countries. Moreover, the Company is currently making preparations to enter into a five-year tire shredding project in Quebec (see "Proposed Tire Shredding Operations"). These operations, as well as the businesses of TCS-1 System operators, may involve, to varying degrees and for varying periods of time, the storage or "stockpiling" of scrap tires which, with their size, volume and composition, can pose a particularly serious environmental problem. Among the numerous problems relating to stockpiling scrap tires, is the fact that when stockpiled above ground, tires create serious fire, public health, and environmental hazards ranging from fires, which generate large and dense clouds of black smoke and are extremely difficult to extinguish, to the creation of vast breeding grounds for mosquitoes and vermin. As a result, many states have either passed or have pending legislation regarding discarded tires including legislation limiting the storage of used tires to specifically designated areas. For reasons including, but not limited to the problems described above, the Company and the purchasers of its TCS-1 Systems will be subject to various local, state, and federal laws and regulations including, without limitation, regulations promulgated by federal and state environmental, health, and labor agencies.

     Compliance with applicable environmental and other laws and regulations governing the business of the Company may impose a financial burden upon the Company that could adversely affect its business, financial condition, prospects, and results of operations. Likewise, the burden of compliance with laws and regulations governing the installation and/or operation of TCS-1 Systems could discourage potential customers from purchasing a TCS-1 System which would adversely affect the Company's business, prospects, results, and financial condition. Actions by federal, state, and local governments concerning environmental or other matters could result in regulations that could increase the cost of producing the recyclable rubber, steel, and fiber which are the by-products from the operation of the TCS-1 System and make such by-products less profitable or even impossible to sell at an economically feasible price level.

     The process of obtaining required regulatory approvals may be lengthy and expensive for both the Company and for its TCS-1 System customers. Moreover, regulatory approvals, if granted, may include significant limitations on either the Company's or its customer's operations. The EPA and comparable state and local regulatory agencies actively enforce environmental regulations and conduct periodic inspections to determine compliance with government regulations. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, seizure or recall of products, operating restrictions, and criminal prosecutions. Furthermore, changes in existing regulations or adoption of new regulations could impose costly new procedures for compliance, or prevent the Company or its TCS-1 customers from obtaining, or affect the timing of, regulatory approvals.

     The Company believes that existing government regulations, while extensive, will not result in the disability of either the Company or its TCS-1 System customers to operate profitably and in compliance with such regulations. In this regard, it has retained environmental attorneys in Montreal to advise it with respect to compliance with local environmental regulations applicable to its proposed tire shredding operations. It has also engaged a consultant to advise purchasers of its TCS-1 Systems with respect to compliance with local environmental regulations applicable to the installation and operation of the TCS-1 System. To date, the Company has not had to make significant capital expenditures relating to environmental compliance because it has not yet commenced operations. However, the inception of equipment manufacturing and, possibly, tire shredding operations together with continually changing compliance standards and technology, may affect the Company's future capital expenditure requirements relating to environmental compliance. Moreover, since all government regulations are subject to change and to interpretation by local administrations, the effect of government regulation could conceivably prevent, or delay for a considerable period of time, the development of the Company's business as planned and/or impose costly requirements on the Company or on its TCS-1 System customers, which could cause or result in competitive advantages to the Company's competitors or make the Company's or its TCS-1 customers' businesses less profitable, or unprofitable, to operate.

Proposed Tire Shredding Operations

     The Company has taken preliminary steps to enter a new related business segment. Plans for these proposed operations include on-site scrap tire shredding operations in Quebec under a five-year, government sponsored stockpile abatement program (the "Quebec Program") which will fund the clean-up of scrap tire stockpiles at the rate of Cdn $1.00 (approximately $0.72 U.S., at current exchange rates) for every tire recycled and removed. In connection therewith, the Company is presently engaged in negotiations with CG TIRE, Inc. ("CGT"), a wholly owned subsidiary of Continental General Tire Inc. ("General Tire")(7) and Recyc-Quebec, the Canadian

----------
     (7) General Tire is the fourth largest tire manufacturer in the world. It has denominated CG TIRE, Inc. as "The Continental General Tire Recycling Effort") government agency involved in designing and managing the Quebec Used Tire Program. According to Recyc-Quebec, there could be more than 30 millions tires accumulated in about 40 stockpiles in the province of Quebec. As it is always the case for stockpile estimates in North America however, these numbers are only approximate.

     In order to qualify to participate in the Quebec Program and receive the Cdn $1.00 per tire payment, recycling operations must take place in Quebec and must be effected by a recycling company located in Quebec. The Company is located in Quebec and it has been advised by Recyc-Quebec that the on-site shredding operations which the Company proposes to conduct will qualify as a "recycling activity" for purposes of the Quebec Program. The Company is seeking a long-term commitment from the Quebec government for a total of Cdn $20,000,000 (approximately $14,400,000 U.S., at current exchange rates) to be allocated to tipping fees of Cdn $1.00 per tire for the Company. In connection therewith, meetings have been held and discussions have occurred by and among the Company, CGT, Mr. Bernard Landry (the Vice-Premier of Quebec), and Mr. Albert Leblanc (the President of Recyc-Quebec). While the Company is reasonably optimistic about the outcome of such meetings and discussions, it is unable to give any assurance that it will in fact be successful in obtaining the firm commitment from the government which it will require in order to commence operations in this area. Moreover, even if the Company is able to move forward with this project, there can be no assurance at this time that it will be profitable.

     The Company is currently negotiating the terms of an agreement with CGT which, while not finalized, presently contemplates that: (i) CGT would be obligated to accept, for a tipping fee of Cdn $0.25 (approximately $0.18 U.S.) per tire to be paid to CGT, up to 4 million tires per year in 2 inch chips; (ii) The Company would be responsible for delivery of the tires to CGT in North Carolina, in accordance with an agreed upon schedule and other terms. Current plans contemplate that the Company would be responsible for acquiring the tires from various Quebec stockpile owners, reducing the whole tires into 2" X 2" chips with mobile shredders, and removing the tire chips from the sites by means of truck transportation to a train off-loading facility in Quebec for transport by train to CGT's facility near Charlotte, North Carolina.

     On August 12, 1997, the Company entered into an agreement with Mr. Richard Grenier (the "Grenier Agreement") for the purchase of approximately 4.5 million scrap tires presently owned by Mr. Grenier and stockpiled on his property in St-Jean-Chrystostome, Quebec, for an aggregate purchase price of Cdn $175,000 (approximately $126,000 U.S., or $0.028 per tire, at current exchange rates). Payment terms required a nonrefundable downpayment of Cdn $15,000 (approximately $10,800 U.S. at current exchange rates) upon execution, with the balance payable at the closing of the Grenier Agreement, which must take place on or before October 31, 1997. The Grenier Agreement also provides that the Company will have access to the property on which the tires are stockpiled and will be permitted to conduct the shredding of the tires thereat. The Company will acquire only the tire inventory and not the land on which it is stored nor any piece of equipment situated thereon. The Company is currently in negotiations, and has received a letter of intent from, the owner of another Quebec stockpile (the "Ganby Stockpile") of approximately 500 000 tires, to acquire such tires free of charge. In addition the Company is engaged in negotiations with the owner of the largest scrap tire stockpile in Quebec (the "Franklin Stockpile"), located in Franklin, just a few miles north of the NY State border, to secure supply for up to 25 million additional tires. The Company is unable to state at this time whether it will be able to close on the Grenier Agreement within the required time period or what the eventual outcome of its negotiations respecting the Ganby and Franklin Stockpiles will be.

     The company has retained Avery de Billy, a Montreal law firm specializing in environmental law, to advise it with respect to any environmental liabilities which the Company may incur in connection with these proposed operations and to assist the Company with meeting all regulatory requirements and standards and obtaining all permits and legal certificates required in connection therewith.

Proposed Financing Activities

     The Company is currently conducting negotiations with a brokerage firm (the "Proposed Placement Agent") respecting a private placement (the "Proposed Private Placement") of the securities of the Company pursuant to the exemption from the registration requirements of the Securities Act of 1933, as Amended (the "Securities Act"), available under Rule 506 of Regulation D thereof. The terms presently being negotiated contemplate an offering of Units consisting of 10% convertible, subordinated debentures and common stock or common stock purchase warrants, for the aggregate amount of $1,400,000. No agreement has yet been reached with the Proposed Placement Agent and the terms of the Proposed Private Placement have not yet been finalized. There can be no assurance at this time that the Proposed Private Placement will be attempted or, if attempted, that the Company will be successful in raising adequate, if any, funds therefrom.

     The Company has entered into a letter of intent with a brokerage firm (the "Proposed Underwriter") for such firm to underwrite a public offering of the common stock of the Company, in an amount of not less than $8,000,000, at or around the end of March 1998. There can be no assurance at this time that such Proposed Public Offering will actually take place.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters are located at 740 St. Maurice, Suite 201, Montreal, Quebec, H3C 1L5. The Company occupies a 1988 square foot suite in a modern office building located in the commercial and business district of South West Montreal. All of such facility is devoted to executive offices, reception, and conference areas including six executive offices. The Company occupies these premises under a three-year lease, dated June 23, 1997, (expires on June 30,2000) with Les Immeubles 740 Saint-Maurice Inc. The lease provides for monthly rental payments of 2,825 Canadian Dollars (approximately 2,034 United States Dollars at current exchange rates). Rental payments are inclusive of all taxes, utilities, and any other applicable fees or charges. The lease is renewable for an additional three years at market rates then prevailing.

     The Company intends during the present fiscal year to rent or purchase a manufacturing and storage facility of approximately 100,000 square feet to be used for assembling and warehousing the TCS-1 Systems, as they are manufactured by the Company.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is the defendant in an action, commenced on June 18, 1997, in the United States District Court for the District of New Jersey, entitled Great American Commercial Funding Corp. vs. Tirex America Inc. The action arises out of a certain "placement fee agreement", executed by the Company in February of 1986, under which the Company, among other things, undertook to pay the plaintiff a "placement fee" in the amount of $250,000 and to grant to the plaintiff an option to acquire 400,000 shares of the company's common stock, at a price of $0.01 per share, in the event, and only in the event, that plaintiff succeeded in obtaining financing acceptable to the Company. Although the amount and terms of the "financing" were not mentioned in the documents, it was clearly understood by the parties that the Company was then seeking to obtain, and that the agreement contemplated, financing in an amount (assumed necessarily to be in the multi-million dollar range), adequate to fund the design and development of the TCS-1 System and to enable the Company to initiate manufacturing such Systems on a commercial basis. Under the Agreement: (i) the plaintiff did not undertake to do anything other than "attempt" to secure financing acceptable to the Company and (ii) the Company had absolute discretion whether or not to accept any and all "financing" proposals.

     Several months elapsed after the Company signed the Agreement without plaintiff ever introducing the Company to any third party which was ready, willing, and able to produce the kind and type of financing which the plaintiff knew the defendant was seeking and needed; However, plaintiff did recommend a firm in long island which was engaged in the business of equipment lease financing. The Company then introduced one of its customers to the such lease financing firm. The customer ultimately entered into a lease financing arrangement with such firm, pursuant to which the Company was able to obtain some limited amounts of pre-delivery funds, but only because the customer agreed to do so, and the customer's principals fully collateralized any and all advance payments/loans made by or through the lease financing firm. Because the advances made to the Company pursuant to that lease-financing arrangement clearly did not in any way constitute the type of financing contemplated by the parties or the Agreement, the Company believes it has no financial obligation to the plaintiff pursuant to said "placement fee agreement".

     The Company has filed an Answer denying any liability to the plaintiff in light, among other things, of the foregoing facts, and asserting, among other things, that: (i) the agreement was induced by plaintiff's material misrepresentations; (ii) enforcement thereof would be clearly unconscionable in the circumstances; (iii) plaintiff never introduced the Company to any third party which was ready, willing, and able to produce the type of financing which the plaintiff knew the Company was seeking and needed; and (iv) the so-called "placement fee agreement" was merely an offer for a unilateral contract which was terminated or revoked, and notice of such revocation was timely communicated to plaintiff before it rendered any substantial performance in reliance upon the offer. The Company and its litigation counsel, Sheldon A. Weiss, believe that the plaintiffs complaint is without merit and that the Company ultimately will prevail in this litigation.

     The Company is unaware of any other pending or threatened legal proceedings to which Company is a party or of which any of its assets is the subject. No director, officer, or affiliate of the Company, or any associate of any of them, is a party to or has a material interest in any proceeding adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fiscal year ended June 30, 1997, the matter of changing the name of the Company from Tirex America Inc. to The Tirex Corporation was submitted to a vote of the shareholders of the Company. Such vote was taken in accordance with Delaware General Corporation Law, Section 228(a), on February 21, 1997, pursuant to which the holders of record, in person or by proxy, of approximately 52% of the issued and outstanding shares of common stock of the Company, by their consent in writing, authorized, approved, and adopted a resolution respecting the amendment of the Company's certificate of incorporation. Pursuant thereto, effective July 11, 1997, the certificate of incorporation of the Company was amended so as to change the name of the Company from "Tirex America Inc." to "The Tirex Corporation".

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The Company's Common Stock, is traded on a limited basis in the over-the-counter market. The following table sets forth representative high and low bid prices by calendar quarters as reported by the Electronic Bulletin Board of the National Association of Securities Dealers during the last two fiscal years and the subsequent interim period through September 12, 1997. Bid quotations represent prices between dealers, and do not include resale mark-ups, mark-downs or other fees or commissions, and do not necessarily represent actual transactions.

                                                          Bid Prices
        Period                                           Common Stock
        ------                                           ------------
                                                       Low         High
 Fiscal Year Ended June 30, 1995

        September 30, 1995                             1/8         3/4
        December 31, 1995                              1/8         3/8
        March 31, 1996                                 1/8         0.28
        June 30, 1996                                  0.10        9/16

 Fiscal Year Ended June 30, 1996

        September 30, 1996                             3/16        0.45
        December 31, 1996                              0.13        0.44
        March 31, 1997                                 0.23        0.58
        June 30, 1997                                  0.18        0.44

 Fiscal Year 1997

        September 12, 1997                             0.13        0.46

Shareholders

     As of September 23, 1997, the number of holders of record of the common stock, $.001 par value, of the Company was 311.

Dividends

     The Company has paid no cash dividends and has no present plan to pay cash dividends, intending instead to reinvest its earnings, if any. Payment of future cash dividends will be determined from time to time by its board of directors, based upon its future earnings (if any), financial condition, capital requirements and other factors, the company is not presently subject to any contractual or similar restriction on its present or future ability to pay such dividends.

Sales of Unregistered Securities

     The following sets forth information respecting the dates, purchasers, and consideration involved in sales of its Common Stock by the Company without registration under the Securities Act of 1933, as amended (the "Securities Act") during the fiscal year ended June 30, 1997, and not previously reported in a quarterly report on Form 10-Q.(8)

Sales to Executive Officers in Respect of Services Rendered

     As discussed extensively, below, in the footnotes to the Summary Compensation Table, which appears in Item 10 of this Report, "Executive Compensation - Current Remuneration" and in Item 12 of this Report, "Certain Relationships and Related Transactions - Issuance of Stock in Lieu of Salaries and Consulting Fees", during the fiscal year ended June 30, 1997, the Company had available financial resources to meet only part of its salary obligations to its executive officers and its corporate and securities counsel, and to reimburse such persons for out-of-pocket disbursements made by them for the account, or on behalf, of the Company. As a result, such persons accepted unregistered shares of the Company's Common Stock, valued, for this purpose only, at fifty percent of the average of the bid and ask prices for of stock as traded in the over-the-counter market and reported in the electronic bulletin board of the NASD, as follows:

     On April 28, 1997, in consideration of unpaid executive services rendered during the fiscal quarter ended March 31, 1997, the Company authorized the issuance of an aggregate of 453,532 shares to three of its executive officers and its in-house corporate counsel at a per share price of $.214, representing 50% of the average of the bid and ask price for the Common Stock of approximately $.428 per share during the said fiscal quarter. On that same date, the Company authorized the issuance of an aggregate of 132,299 shares to another executive officer in consideration of unpaid executive services rendered during the seven month-month period ended March 31, 1997, at fifty percent of the average of the bid and ask prices for of stock as traded in the over-the-counter market and reported in the electronic bulletin board of the NASD, during the three fiscal quarters when such unpaid services were rendered, as follows:

--------
     (8) For information respecting sales of unregistered shares of its Common Stock made by the Company during the first three quarters of fiscal 1997, reference is made to the disclosure thereof contained in Part II, Item 2. "Changes in Securities" contained in the Company's quarterly reports on Forms 10-QSB for the quarters ended September 30, 1996, December 31, 1996, and March 31, 1997.

           Period for
          Which Shares               Price Per                 No. Of
           are Issued                  Share                   Shares
           ----------                  -----                   ------

         Sept 1, 1996
            through
         Sept 30, 1996               US $0.169                 32,396

         Quarter ended
         Dec 31, 1996                US $0.1433                68,520

         Quarter ended
         March 31, 1997              US $0.214                 31,383

Issuance of Stock Pursuant to Consulting Agreements

     1. On April 28, 1997, in consideration of business and financial consulting services rendered by a nonaffiliated financial consultant (the "Financial Consultant"), the Company authorized the issuance of 79,462 shares of its Common Stock to the said nonaffiliated consultant for an aggregate purchase price of $20,000 (Canadian) (approximately, US $14,780 at exchange rates in effect as at such date). In accordance with the terms of the Consulting Agreement applicable thereto, this represented a per share price equal to the average of the high and low prices of the Company's common stock as traded in the over-the-counter market and quoted in the NASD Electronic Bulletin Board, during the ten (10) days of trading immediately preceding April 3, 1996, when the average per share high-ask price and the average per share low-bid price of the common stock of the Company were approximately US $0.204 and US $0.168, respectively, yielding an average of such prices during such period of approximately US $0.186.

     2. On April 28, 1997, in consideration of financial public relations consulting services rendered by a nonaffiliated public relations consultant (the "Public Relations Consultant"), the Company authorized the issuance of 99,502 shares of its Common Stock to the said nonaffiliated Public Relations Consultant for an aggregate purchase price of $20,000. In accordance with the terms of the Public Relations Consulting Agreement applicable thereto, this represented a per share price equal to 50% of the average of the high and low prices of the Company's common stock as traded in the over-the-counter market and quoted in the NASD Electronic Bulletin Board, during the ten (10) days of trading immediately preceding March 11, 1997, when the average per share high-ask price and the average per share low-bid price of the common stock of the

Company were approximately US $0.435 and US $0.369, respectively, yielding an average of such prices during such period of approximately US $0.402, 50% of which was $0.201.

     These sales are claimed to have been exempt from registration under the Securities Act pursuant to Section 4(2) thereof, as more fully described below.

Basis for Exemption Claimed

     With respect to all sales and other issuances of securities as hereinabove described:

     (a)  The  Company  did  not  engage  in  general   advertising  or  general
          solicitation and paid no commission or similar remuneration, directly or indirectly, with respect to such transactions.

     (b) The persons who acquired these securities are current or former executive officers and directors of the Company, consultants to the Company, and providers of professional or other significant services; Such persons had continuing direct access to all relevant information concerning the Company and/or have such knowledge and experience in financial and business mattes that they are capable of evaluating the merits and risks of such investment and are able to bear the economic risk thereof.

     (c) The persons who acquired these securities advised the Company that the Shares were purchased for investment and without a view to their resale or distribution unless subsequently registered and acknowledged that they were aware of the restrictions on resale of the Shares absent subsequent registration and that an appropriate legend would be placed on the certificates evidencing the Shares reciting the absence of their registration under the Securities Act and referring to the restrictions on their transferability and resale.

     Accordingly, the Company claims the transactions hereinabove described, to have been exempt from the registration requirements of Section 5 of the Securities Act by reason of Section 4(2) thereof in that such transactions did not form part of a single financing plan and did not involve a public offering of securities.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the fiscal year ended June 30, 1997.

Liquidity and Capital Resources

     The activities of the Company since its inception in 1987 have been financed by sources other than operations. Such financing was principally provided by the sale of securities in private transactions, as follows:

                                            Proceeds From
                 Year Ended                   Sales of
                 June 30th                   Securities
                 ---------                   ----------

                   1997                      $ 318,685
                   1996                         80,872
                   1995                         22,316
                   1994                        237,430
                   1993                         76,055
                   1990                         80,812
                   1989                         77,000

     As at June 30, 1997, the Company had total assets of $1,555,620 reflecting an increase of $1,357,988 as compared to June 30, 1996 when total assets were $197,632. The foregoing reflects an increase of $606,227 attributable to accrued design and development costs of the TCS-1 System, and increases in: (i) cash in the amount of $154,797; (ii) research and development tax credit receivables in the amount of $269,918; (iii) loan to directors in the aggregate amount of $10,881; (iv) deferred start up costs of $74,683; (v) note receivable of 8,571;
(vi) sales tax receivable of $50,284; and (vi) advances to employees of $185,942. During that same period, total liabilities increased by $1,327,921 from $367,429 at June 30, 1996 to $1,695,350 at June 30, 1997. Such increase was due primarily to the recording of liabilities associated with the accruing of various expenses, including: (i) $342,442 in accrued officers' salaries, all of which will be paid in unregistered stock of the Company and not in cash; (ii) $415,000 reflecting the Company's receipt of refundable deposits from O/V III, and recycletron; (iii) increase in debt consisting of loans from the Bank of Montreal and FORDQ in the respective amounts of $299,096 and $271,383. Reflecting the foregoing, as at June 30, 1997, the Company had a working capital deficit (current assets minus current liabilities) of $1,013,559 as compared to a working capital deficit of $246,031 at June 30, 1996. The major part of such working capital deficit ($491,840) represents accrued officers' salaries, to be paid by the Company in stock and not in cash, and deposits of future sales of $480,000.

     The Company currently has limited material assets of $19,954, negative working capital and a negative net worth of $139,730. The success of its tire disintegration equipment manufacturing business and its ability to continue as a going concern will be dependent upon the Company's ability to obtain adequate financing to complete the design and development of the TCS-1 System and to commence manufacturing and sales activities related thereto. The Company believes that it will be able to do so during the fiscal year which will end June 30, 1998. Currently, the Company is negotiating the terms of a private placement of the Company's securities in an amount of up to $1,400,000 (the "Proposed Private Placement"). The Company is also conducting negotiations respecting the terms of a public offering of the Company's common stock in an amount of not less than $8,000,000 (the "Proposed Public Offering"). The Company can give no assurance at this time that either the Proposed Private Placement or the Proposed Public Offering will be attempted or, if attempted, that either of such offerings will be successfully completed.

Results of Operations

     The Company has never engaged in any significant business activities. There were no revenues from operations during the fiscal year ended June 30, 1997.

     The financial statements which form a part of this Report reflect an increase in total general and administrative expenses, from $793,948 for fiscal 1996, to $1,358,767 for fiscal 1997. However, the great bulk of such increase reflects the accrual, as expenditures, of $403,681 in executive officers' salaries, payment of virtually all of which was actually waived by the executive officers, who accepted shares of the Company's Common Stock in lieu of such payment. Management believes that the amounts accrued in respect of the shares issued to compensate the executive officers' reflect the fair value of the services rendered and not the value of the stock at the time it was issued. In respect of the value of the compensation actually received by such officers, management believes that it is impossible to determine the actual current or potential value, if any, of the such shares in light of the fact that, as of the dates when such shares were issued to the executive officers, they had no or only very minimal actual market value and the actual potential market value of such shares, if any, was at such dates, and as at the date hereof remains, highly contingent upon, and subject to, extremely high risks including but not limited to the following factors: (I) the very early stage of development of the Company's business; (ii) the Company's lack of sufficient funds to implement its business plan and the absence of any commitments from potential investors to provide such funds; (iii) the absence of a reliable, stable, or substantial trading market for such shares; (iv) the restrictions on transfer arising out of the absence of registration of such shares; and (v) the uncertainty respecting the Company's ability to continue as a going concern, (See the discussions included above, in this report in Item I, "Proposed Business" and Item 5, "Market for the Company's Common Equity and Related Stockholder Matters". See also, Item 12 of this Report, "Certain Relationships and Related Transactions - Issuance of Stock in Lieu of Salaries and Consulting Fees").

     From inception (July 15, 1987) through June 30, 1997, the Company has incurred a cumulative net loss of $3,761,277. Approximately 28% of such cumulative loss was incurred, prior to the inception of the Company's present business plan, in connection with the Company's discontinued proposed health care business and was due primarily to the expensing of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced its proposed health care operations and therefore, generated no revenues therefrom. The Company is presently in the business of designing and developing cryogenic tire disintegration equipment (the "TCS-1 System"), which it intends to begin manufacturing on a commercial basis, during the current fiscal year. Design and development work on the first production model of the TCS-1 System has been brought to approximately 90% completion. Unless and until the Company successfully develops and commences manufacturing and sales operations respecting such a machine, the Company will continue to generate no revenues from operations.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements of the Company, required to be included in this Report pursuant to Item 310(a) of Regulation S-B, are set forth below.

                       TIREX AMERICA, INC. AND SUBSIDIARY

                         (A Developmental Stage Company)

                                    I N D E X

                                                                         Page
                                                                         ----

Report of Independent Auditors                                            50

Consolidated Balance Sheet                                                51

Consolidated Statements of Operations                                     52

Consolidated Statements of Stockholders' Equity (Deficit)               53 - 54

Consolidated Statements of Cash Flows                                   55 - 56

Notes to Consolidated Financial Statements                              57 - 63

                         Report of Independent Auditors


Board of Directors
Tirex America, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Tirex America, Inc. and subsidiary (a development stage company) as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 1997 and 1996, and for the cumulative period from July 15, 1987, (date of inception) to June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tirex America, Inc. and subsidiary (a development stage company) at June 30, 1997, and the results of their operations, and their cash flows for the years ended June 30, 1997 and 1996, and for the cumulative period from July 15, 1987 (date of inception) to June 30, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is still in the development stage and it cannot be determined at this time that the technology acquired will be developed to a productive stage. The Company's uncertainty as to its productivity and its ability to raise sufficient capital raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        Nevoso, Pivirotto, Pinkham & Foster
                                        Certified Public Accountants, LLC

October 9, 1997
Fairfield, New Jersey

                       TIREX AMERICA, INC. AND SUBSIDIARY
                         (A Developmental Stage Company)

                           Consolidated Balance Sheet
                                  June 30, 1997

                                     Assets

Current assets
   Cash and cash equivalents (Note 1)                  $   155,037
   Note receivable (Note 5)                                  9,729
   Employee advances (Note 5)                              185,942
   Sales tax receivable                                     50,284
   R&D Investment tax credit receivable (Note 1)           269,918
   Loan - director (Note 5)                                 10,881
                                                       -----------
                                                                    $   681,791

Equipment, at cost, net of accumulated
   depreciation of $5,160 (Note 1)                                       14,794

Other assets
   Equipment development costs (Notes 1 and 9)             783,451
   Deferred start-up costs (Note 1)                         74,683
   Organization costs, net of accumulated
    amortization of $641 (Note 1)                              901
                                                       -----------
                                                                        859,035
                                                                    -----------
                                                                    $ 1,555,620
                                                                    ===========
                  Liability and Stockholders' Equity (Deficit)

Current liabilities
   Notes payable (Note 3)                              $   122,551
   Accrued expenses (Note 5)                               892,254
   Loan payable (Note 4)                                   200,545
   Deposit payable (Note 5)                                480.000
                                                       -----------
                                                                    $ 1,695,350

Commitments and contingencies                                              --

Stockholders' equity (deficit) (Notes 1,3,4 and 5)
   Common stock, $.001 par value, authorized
   50,000,000 shares, issued and
   outstanding, 37,449,972 shares                           37,450
   Additional paid-in capital                            3,584,097
   Deficit accumulated during the development stage     (3,761,277)
                                                       ------------
                                                                      ( 139,730)
                                                                    -----------
                                                                    $ 1,555,620
                                                                    ===========

                 See Notes to Consolidated Financial Statements

                       TIREX AMERICA, INC. AND SUBSIDIARY
                         (A Developmental Stage Company)

                      Consolidated Statements of Operations

                                                                               Cumulative
                                                                               Period from
                                                                              July 15, 1987
                                                                                (Date of
                                                   Year Ended June 30,        Inception) to
                                                  1997            1996        June 30, 1997
                                              ------------    ------------    ------------
Revenues                                      $       --      $     10,000    $     55,976
Cost of sales                                         --             4,500          14,352
                                              ------------    ------------    ------------
Gross profit                                          --             5,500          41,624
                                              ------------    ------------    ------------
General and administrative expenses:
   Costs expended in connection with
     securing "Certificate of Need"                   --              --           309,000
   Officers' salary (Notes 5 & 7)                  160,025         652,935       1,212,410
   Consulting services                             896,591          43,021       1,002,886
   Other salaries                                     --              --            42,528
   Professional services                            82,427          34,533         428,476
   Rent (Note 10)                                    7,946           9,100         159,981
   Automobile                                         --              --            47,801
   Travel and entertainment                        167,758          22,412         251,871
   Telephone                                         6,582           7,399          37,148
   Depreciation and amortization (Note 1)            4,299           3,637          20,600
   Utilities                                          --              --            21,888
   Office expenses                                  13,877           6,487          86,312
   Advertising                                        --             1,680           6,482
   Miscellaneous                                       327           2,189          27,214
   Franchise and other tax                           1,232             443          23,932
   Interest and bank charges (Notes 3 and 4)         8,531           2,088          79,143
   Investor relations                                2,657           4,754           9,514
   Repairs and maintenance                            --              --             6,375
   Contributions                                      --              --             1,680
   Insurance                                          --              --             5,018
   Abandonment loss                                   --              --            10,000
   Transfer agent                                    6,515           3,270          21,104
                                              ------------    ------------    ------------
Total general and administrative expenses        1,358,767         793,948       3,811,363
                                              ------------    ------------    ------------
Operating loss                                  (1,358,767)       (788,448)     (3,769,739)
                                              ------------    ------------    ------------
Other income (expenses)
   Income from stock options                          --              --            10,855
   Loss on disposal of equipment                    (2,240)           --            (2,240)
   Gain on foreign exchange (Note 1)                 1,027          (1,180)           (153)
                                              ------------    ------------    ------------
                                                    (1,213)         (1,180)          8,462
                                              ------------    ------------    ------------
Net loss                                      $ (1,359,980)   $   (789,628)   $ (3,761,277)
                                              ============    ============    ============
Net loss per common share                     $       (.05)   $       (.04)   $       (.25)
                                              ============    ============    ============
Weighted average shares of common
    stock outstanding (Note 1)                  27,992,502      19,647,590      15,304,512
                                              ============    ============    ============

                 See Notes to Consolidated Financial Statements

                       TIREX AMERICA, INC. AND SUBSIDIARY
                         (A Developmental Stage Company)

            Consolidated Statement of Stockholders' Equity (Deficit)

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                           Additional                      During
                                                     Common Stock            Paid-in     Subscriptions  Developmental
                                                 Shares        Amount        Capital      Receivable        Stage          Total
                                               ----------   -----------    -----------    -----------    -----------    -----------
Balance at July 15, 1987                             --     $      --      $      --      $      --      $      --      $      --

Issuance of common stock                              500         5,000           --           (1,750)          --            3,250
Net loss for period                                  --            --             --             --          (82,286)       (82,286)
                                               ----------   -----------    -----------    -----------    -----------    -----------
Balance at June 30, 1988                              500         5,000           --           (1,750)       (82,286)       (79,036)

5,200 for 1 stock split and change
 in par value                                   2,599,500        (2,400)         2,400           --             --             --
Merger with Concord Enterprises,
 Inc                                              682,228           682        111,869           --             --          112,551
Net loss for year                                    --            --             --             --         (464,284)      (464,284)
Payment received on common
  stock subscribed                                   --            --             --            1,750           --            1,750
                                               ----------   -----------    -----------    -----------    -----------    -----------
Balance at June 30, 1989                        3,282,228         3,282        114,269           --         (546,570)      (429,019)

Exercise of 80,792 warrants at
 $1 per share                                      80,792            81         80,711           --             --           80,792
Stock issued for late pay                          20,000            20           --             --             --               20
Net loss for year                                    --            --             --             --         (359,444)      (359,444)
                                               ----------   -----------    -----------    -----------    -----------    -----------
Balance at June 30, 1990                        3,383,020         3,383        194,980           --         (906,014)      (707,651)

Net loss for year                                    --            --             --             --         (132,782)      (132,782)
                                               ----------   -----------    -----------    -----------    -----------    -----------

Balance at June 30, 1991                        3,383,020         3,383        194,980           --       (1,038,796)      (840,433)

Net loss for year                                    --            --             --             --          (18,560)       (18,560)
                                               ----------   -----------    -----------    -----------    -----------    -----------
Balance at June 30, 1992                        3,383,020         3,383        194,980           --       (1,057,356)      (858,993)

Stock issued for reorganization                18,650,000        18,650         76,155           --             --           94,805

Stock issued for services                         100,000           100           (100)          --             --             --
Stock issued in exchange for
 warrants                                         363,656           364           (364)          --             --             --
Forgiveness of debt                                  --            --          728,023           --             --          728,023
Net loss for year                                    --            --             --             --         (165,296)      (165,296)
                                               ----------   -----------    -----------    -----------    -----------    -----------
Balance at June 30, 1993                       22,496,676        22,497        998,694           --       (1,222,652)      (201,461)

                 See Notes to Consolidated Financial Statements

                       TIREX AMERICA, INC. AND SUBSIDIARY
                         (A Developmental Stage Company)

            Consolidated Statement of Stockholders' Equity (Deficit)

                                                                                                           Deficit
                                                                                                         Accumulated
                                                                            Additional                     During
                                                     Common Stock             Paid-in    Subscriptions  Developmental
                                                 Shares         Amount        Capital      Receivable       Stage          Total
                                               ----------    -----------    -----------    -----------   -----------    -----------

Balance at June 30, 1993                       22,496,676         22,497        998,694           --      (1,222,652)      (201,461)

Stock issued                                        2,000              2             (2)          --            --             --
Forgiveness of debt                                  --             --          149,170           --            --          149,170
Payments received for stock
 previously issued                                   --             --          237,430           --            --          237,430
Net loss for year                                    --             --             --             --        (179,296)      (179,296)
                                               ----------    -----------    -----------    -----------   -----------    -----------

Balance at June 30, 1994                       22,498,676         22,499      1,385,292           --      (1,401,948)         5,843

Revision of common stock                      (11,900,000)       (11,900)        11,900           --            --             --
Stock issued for services                       5,592,857          5,592        147,858           --            --          153,450
Forgiveness of debt                               200,000            200         24,300           --            --           24,500
Issuance of common stock                          402,857            401         21,915           --            --           22,316
Net loss for year                                    --             --             --             --        (209,721)      (209,721)
                                               ----------    -----------    -----------    -----------   -----------    -----------

Balance at June 30, 1995                       16,794,390         16,792      1,591,265           --      (1,611,669)        (3,612)

Stock issued for services                       3,975,662          3,976        509,196           --            --          513,172
Forgiveness of debt                               391,857            392         29,008           --            --           29,400
Issuance of common stock                          710,833            710         80,161           --            --           80,871
Net loss for year                                    --             --             --             --        (789,628)      (789,628)
                                               ----------    -----------    -----------    -----------   -----------    -----------

Balance at June 30, 1996                       21,872,742         21,870      2,209,630           --      (2,401,297)      (169,797)

Stock issued for services                       5,067,912          5,069        995,370           --            --        1,000,439
Forgiveness and assumptiion
   of debt                                        251,382            252         43,965           --            --           44,217
Issuance of common stock                       10,257,936         10,259        335,132           --            --          345,391
Net loss for year                                    --             --             --             --      (1,359,980)    (1,359,980)
                                               ----------    -----------    -----------    -----------   -----------    -----------

Balance at June 30, 1997                       37,449,972    $    37,450    $ 3,584,097    $      --     $(3,761,277)   $  (139,730)
                                               ==========    ===========    ===========    ===========   ===========    ===========


                 See Notes to Consolidated Financial Statements

                       TIREX AMERICA, INC. AND SUBSIDIARY
                         (A Developmental Stage Company)

                      Consolidated Statements of Cash Flows

                                                                                  Cumulative
                                                                                  Period from
                                                                                 July 15, 1987
                                                                                   (Date of
                                                      Year Ended June 30,        Inception) to
                                                     1997            1996        June 30, 1997
                                                 ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                      $ (1,359,980)   $   (789,628)   $ (3,761,277)

 Adjustments to reconcile net loss to net cash
    provided by operating activities:
   Depreciation and amortization                        4,299           3,637          20,600
   Loss on disposal and abandonment of
     assets                                             2,240            --            15,559
   Stock issued in exchange for interest                4,217            --             4,217
   Stock issued in exchange for services            1,000,441         513,172       1,696,463
 Change in assets and liabilities:
   Increase in employee advances                     (185,942)           --          (185,942)
   Increase in sales tax receivable                   (50,284)           --           (50,284)
   Increase in R&D investment tax credit
        receivable                                   (269,918)           --          (269,918)
   Increase in other assets                              --              --            (6,700)
   Increase in accrued expenses                       656,325         212,171       1,235,243
   Increase in due to stockholders                       --              --           473,191
                                                 ------------    ------------    ------------

   Net cash used in operating activities             (198,602)        (60,648)       (828,848)
                                                 ------------    ------------    ------------

Cash flows from investing activities:
   Increase in note receivable                         (8,571)           --            (9,729)
   Equipment                                           (5,924)        (14,030)        (53,012)
   Equipment assembly costs                          (606,028)       (116,023)       (783,252)
   Reduction of security deposit                         --             1,600           6,700
   Organization cost                                     --              --            (1,542)
   Deferred start-up costs                            (74,683)           --           (74,683)
                                                 ------------    ------------    ------------

   Net cash used in investing activities             (695,206)       (128,453)       (915,518)
                                                 ------------    ------------    ------------

Cash flows from financing activities:
   Loan granted to director                           (10,881)           --           (10,881)
   Proceeds from deposit                              415,000          15,000         480,000
   Proceeds from note payable                          98,551            --           122,551
   Proceeds from loan payable                         200,545          35,000         235,545
   Proceeds from loan payable- stockholders              --              --            73,013
   Proceeds from issuance of stock options               --              --            20,000
                                                 ------------    ------------    ------------

Sub-total                                        $    703,215    $     50,000    $    920,228
                                                 ------------    ------------    ------------

                 See Notes to Consolidated Financial Statements

                       TIREX AMERICA, INC. AND SUBSIDIARY
                         (A Developmental Stage Company)

                Consolidated Statements of Cash Flows (continued)

                                                                                  Cumulative
                                                                                  Period from
                                                                                 July 15, 1987
                                                                                   (Date of
                                                      Year Ended June 30,        Inception) to
                                                     1997            1996        June 30, 1997
                                                 ------------    ------------    ------------
Sub-total from prior page                        $    703,215   $     50,000    $    920,228

   Proceeds from issuance of common stock              10,258            711          35,803
   Proceeds from additional paid-in capital           335,132         80,160         943,372
                                                 ------------   ------------    ------------
   Net cash provided by financing activities        1,048,605        130,871       1,899,403
                                                 ------------   ------------    ------------
Net increase (decrease)  in cash                      154,797        (58,230)        155,037

Cash and cash equivalents - beginning of year             240         58,470            --
                                                 ------------   ------------    ------------
Cash and cash equivalents - end of year             $155, 037   $        240    $    155,037
                                                 ============   ============    ============

Supplemental Disclosure of Non-Cash Activities:

   In 1997 and 1996,  the Company  recorded an  increase in common  stock and in  additional paid-in  capital of $44,217 and $29,400,  respectively,  which was in  recognition of the forgiveness  and  assumption of debt. In 1997 and 1996,  stock was issued in exchange for services performed in the amount of $1,000,441 and $513,172 respectively

   In 1997 the  Company  exchanged a piece of  equipment  for  forgiveness  of a debt in the amount of $2,500

Supplemental Disclosure of Cash Flow
  Information:

   Interest paid                                 $       --     $      2,088    $     70,612
                                                 ============   ============    ============
   Income taxes paid                             $       --     $       --      $       --
                                                 ============   ============    ============

                 See Notes to Consolidated Financial Statements

                       TIREX AMERICA, INC. AND SUBSIDIARY
                         (A Developmental Stage Company)

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

         In furtherance of the foregoing, on November 5, 1992, J. Richard Goldstein, MD, Peter R. Stratton and Robert Kopsack resigned from their positions as officers and directors of the Company. From June 1989 until the date of such resignations, Dr. Goldstein was the Company's President and Chief Executive Officer, Mr. Stratton was Vice-President, Chief Operating Officer, Secretary and Treasurer, and Mr. Kopsack was the Company's Vice President. In resigning their positions, Dr. Goldstein and Messrs. Stratton and Kopsack acknowledged that they acceded to their respective positions and had received compensation in consideration of their representations that they would, and their best efforts to, implement a business plan for the Company which would encompass, among other things, the establishment and operating of skilled nursing care facilities for patients with Acquired Immune Deficiency Syndrome. Compensation received by Dr. Goldstein and Messrs. Stratton and Kopsack consisted of cash payments, stock issuances, and the grants of stock options and/or stock purchase warrants. As part of their resignations, Dr. Goldstein and Messrs. Stratton and Kopsack each executed releases whereby the Company was released and forever discharged from all debts, obligations, covenants, agreements, contracts, claims or demands in law or in equity, including but not limited to any stock options or stock purchase warrants granted or promised to them, which against the Company, each ever had, or thereafter may have for or by reason of any matter, cause or thing up to and through November 5, 1992. Each of Dr. Goldstein and Messrs. Stratton and Kopsack also acknowledged the termination and rescission of their respective employment agreements with the Company to such persons as the Company should direct for the purpose of satisfying certain of the Company's obligations to third parties. In consideration of the resignations and releases executed by Dr. Goldstein and Messrs. Stratton and Kopsack, Edward Mihal and each of the sixteen shareholders of the Company acting in concert with Mr. Mihal executed and delivered reciprocal personal releases to and on behalf of Dr. Goldstein and Messrs. Stratton and Kopsack. In connection with the foregoing resignations, Dr. Goldstein and Messrs. Stratton and Kopsack appointed, as an interim board of directors, Patrick McLaren, George Fattell, and Edward Mihal (the "Interim Management"). It was the goal of the Interim Management to find suitable acquisition and/or development by the Company. On December 29, 1992, Edward Mihal resigned his position as an officer and a director of the Company and Louis V. Muro was appointed as an officer and director of the Company to fill the vacancy created thereby.

                       TIREX AMERICA, INC. AND SUBSIDIARY
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Note 1 - Summary of Accounting Policies (continued)

         Reorganization

         On March 26, 1993, the Company entered into an acquisition agreement (the "Acquisition Agreement") with Louis V. Muro, Patrick McLaren and George Fattell, officers and directors of the Company (collectively the "Sellers"), for the purchase of certain technology owned and developed by the Sellers (the "Technology") and extensive and detailed plans (the "Business Plan") for a business which will engage in the exploitation of the Technology. The Technology will be used to design, develop and construct a prototype machine and thereafter a production quality machine for the cryogenic disintegration of used tires. Pursuant to the Acquisition Agreement, Sellers agreed to assign, transfer and sell to the Company all of their right, title and interest in the Technology and Business Plan in exchange for fifteen million nine hundred thousand (15,900,000) shares of the Company's common stock, $.001 par value per share (the "Sellers' Stock") of which eleven million nine hundred thousand (11,900,000) shares were put into escrow. The Business Plan and Technology were developed by the Sellers prior to their affiliation or association with the Company. The Sellers were engaged as the Company's officers and directors for the purpose of implementing the Business Plan with the Technology or such other technology which they believed could reasonably satisfy the requirements of the Business Plan.

         Effective with the March 26, 1993, closing date of the Acquisition Agreement (the "Closing Date"), the Company authorized an increase in the number of directors of the Company from three to six. Pursuant thereto, the Company appointed Messrs. Kenneth Forbes, Nicholas Campagna, and Alfred J. Viscido to fill the vacancies created in the size of the board. As an inducement to Messrs. Forbes, Campagna and Viscido to join the board of directors, the Company issued 250,000 shares of its common stock, $.001 par value to each of them. The Acquisition Agreement also provided for stock issuances in the form of finders fees. Pursuant thereto, the Company issued 300,000 and 1,700,000 shares of its common stock, $.001 par value, to Joseph Territo and Edward Mihal, respectively.

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

         In May of 1995, in order to take advantage of various research and development incentives, the Company and officers of the Company formed a Canadian corporation named 3143619 Canada, Inc. (Tirex Canada). All of the research and development work on the first production model of the TCS-1 System is being completed by Tirex Canada and after the completion of the model, they will manufacture the product.

         On  July  11,  1997  the  Company's  name  was  changed  to  The  Tirex
         Corporation.

         Basis of Consolidation

         The consolidated financial statements include the accounts of Tirex America, Inc. and its subsidiary Tirex Canada. All intercompany transactions and accounts have been eliminated in consolidation.

                       TIREX AMERICA, INC. AND SUBSIDIARY
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Note 1 - Summary of Accounting Policies (continued)

         Cash and Cash Equivalents

         For purposes of the statement of cash flows all certificates of deposit with maturities of 90 days or less, were deemed to be cash and cash equivalents.

         Equipment Development Costs

         Deferred development costs are stated at cost net of any investment tax credits when there is reasonable assurance that the credits will be realized. Amortization will begin once commercial production of the product has commenced and will be computed based upon the estimated useful life of related products as determined from management's future sales estimates and will not exceed five years from the date of the product's market launching.

         Deferred Start-Up Costs

         Deferred start-up costs represent pre-operating expenses and will be amortized on a straight-line basis over a three year period once commercial operations have commenced.

         Equipment

         Equipment   is   recorded  at  cost  less   accumulated   depreciation.
         Depreciation is provided over the estimated useful lives of the assets by using the straight-line method of depreciation.

         Repairs and maintenance costs are expensed as incurred while additions and betterments are capitalized. The cost and related accumulated depreciation of assets sold or retired are eliminated from the accounts and any gain or losses are reflected in earnings.

         Estimates

         Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Organization Costs

         Organization costs are being amortized on a straight-line basis over a sixty month period.

         Per Share Data

         The primary income (loss) per share was computed on the weighted number of shares of common stock outstanding during the period. Common share equivalents were not included as their inclusion would have been anti-dilutive.

         Income Taxes

         The Company has net operating loss carryovers of approximately $4 million as of June 30, 1997, expiring in the years 2004 through 2011. However, based upon present Internal Revenue regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock, most of this loss carryover may not be available to the Company.

                       TIREX AMERICA, INC. AND SUBSIDIARY
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Note 1 - Summary of Accounting Policies (continued)

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, effective July 1993. SFAS No.109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainties discussed in Note 2, however, any deferred tax asset established for utilization of the Company's tax loss carryforwards would correspondingly require a valuation allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements.

         The Company has research and development investment tax credits receivable from Canada and Quebec amounting to $269,918.

         Foreign Exchange Assets and liabilities of the Company which are denominated in foreign currencies are translated at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average rates throughout the year.

Note 2 - Going Concern

         As shown in the accompanying financial statements, the Company incurred a net loss of $1,359,980 during the year ended June 30, 1997 and as of that date, the Company's current liabilities exceeded its current assets by $1,013,559 and its total liabilities exceeded its total assets by $139,730.

         In March 1993, the Company, which was still in the development stage, developed a new Business Plan. The Company is in the process of constructing a production quality machine for the cryogenic disintegration of used tires. The Company also plans to recycle used tires using ambient temperature disintegration equipment. At June 30, 1997, the Company is still in the development stage. Fees generated from tipping and culling were insufficient to fund the current operations of the Company. All of these factors create an uncertainty about the Company's ability to continue as a going concern.

         The Company is currently in the process of trying to obtain funding needed through a private placement of its securities in an amount of not less than $700,000, which will provide working capital while the Company constructs its cryogenic disintegration machine. The ability of the Company to continue as going concern is dependent on the success of the plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Notes Payable

         The Company has available a line of credit which bears interest at prime plus 3%. Under this line of credit the Company may borrow a maximum of 80% of their receivable balance from FORD-Q and the related Rev Canada receivable. At June 30, 1997, $98,551 was outstanding against this line of credit. The note is collateralized by the receivable from FORD-Q. The prime rate of interest at June 30, 1997 was 4.5%. This line was paid in full in July, 1997.

         The  Company  also  had  a  note  payable  in  the  amount  of  $24,000 outstanding as of June 30, 1997. The repayment terms were being negotiated as of that time.

                       TIREX AMERICA, INC. AND SUBSIDIARY
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Note 4 - Loan Payable

                                                  1997           1996
                                               ---------      ---------
         FORD-Q                                $ 178,806      $    --
         IDEA-SME                                 14,493           --
         IDEA-SME                                  7,246           --
                                               ---------      ---------
                                               $ 200,545      $    --
                                               =========      =========

         On April 11, 1996 the Company entered into a loan agreement with the Federal Office of Regional Development - Quebec (FORD-Q) which will be repayable annually over a period of forty-eight months following the completion of the project. The loan is being contributed under the Industrial Recovery Program for South-West Montreal and will be calculated as the lesser of $362,319 or 20% of the eligible costs incurred for the construction of a commercial scale prototype of the cryogenic scrap tire disintegration system. The loan is non-interesting bearing and unsecured. The Company received $178,806 under this program in fiscal 1997.

         On April 30, 1997 the Company received a refundable contribution awarded under the terms of the Program for the Development of Quebec's SME'S (IDEA-SME). The contribution is repayable in amounts equal to 1% of the annual gross sales in Spain and Portugal occurring after June 1, 1997. $14,493 was received under this program in fiscal 1997.

         On March 26, 1997, the Company received a refundable contribution for the preparation of market development studies for India under the Quebec SME development assistance program (IDEA-SME). The maximum contribution is $14,493 based on 50% of the approved eligible costs. The contribution is repayable in amounts equal to 1% of the annual gross sales in India occurring after June 1, 1997. As of June 30, 1997, the Company had received $7,246 under this program.

         On June 6, 1997, the Company entered into an agreement under the Quebec SME development assistance program (IDEA-SME) to receive a refundable contribution for market development activities for the Iberian Peninsula. The maximum contribution is $68,841 , based on 50% of approved eligible costs. The contribution is repayable in amounts equal to 1.5% of the annual gross sales in Spain and in Portugal occurring after June 1, 1998 less amounts repaid through the amounts noted in the April 30, 1997 agreement.

Note 5 - Related Party Transactions

         In 1994, a stockholder loaned the Company $5,000. This loan was converted to common stock and additional paid-in capital during the year ended June 30, 1997.

         On July 22, 1994, 3,000,000 shares of Tirex America, Inc. were released from escrow and issued to Louis V. Muro and Patrick McLaren (1,500,000 shares each) in accordance with the terms and provisions of the Acquisition Agreement dated March 26, 1993.

         The Company has entered into employment agreements with all of its executive officers and with its in-house corporate counsel. In addition to the employment services, the officers agree not to compete with the Company for the two year period following the termination of employment. If an officer is terminated other than for cause or for "good reason", the terminated officer will be paid twice the amount of their base salary for twelve months.

                       TIREX AMERICA, INC. AND SUBSIDIARY
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Note 5 - Related Party Transactions (continued)

         Included in accrued expenses at June 30, 1997 is $366,462 of salary to officers which the company subsequently issued common stock for. The Company advanced funds to its officers and directors during the year ended June 30, 1997 in the amount of $185,942. These will be repaid during the year ending June 30, 1998.

         At June 30, 1997 and 1996, the Company had notes receivable from various officers in the amount of $9,729 and $1,158, respectively. At June 30, 1997 the Company had a loan receivable from a director for $10,881. All of these notes and loans are non-interest bearing and will be repaid during the year ending June 30, 1998.

         During the year ended June 30, 1997, a director of the Company paid a debt of $39,217 on behalf of the Company in exchange for stock and additional paid-in-capital.

         Deposits payable include an amount of $455,000 which are payable to companies which are owned by a director of the Company.

Note 6 - Forgiveness of Debt

         In 1997 and 1996, the Company recorded increases in common stock and additional paid-in capital of $5,000 and $29,400, respectively, which was in recognition of the forgiveness of debt by certain related parties of the Company.

Note 7 - Common Stock

         During the years ended June 30, 1997 and 1996, the Company issued common stock to individuals for services performed and forgiveness of debt totaling $1,044,657 and $542,572, respectively. Included in these amounts are payments to officers of the Company in exchange for salary in the amount of $786,526 and $502,756, respectively. The dollar amounts assigned to such transactions have been recorded at the fair value of the services received, because the fair value of the services received was more evident than the fair value of the stock surrendered.

Note 8 - Stock Option

         On May 19, 1995, the Company sold to a director of the Company an option to purchase 20,000 shares of Cumulative Convertible Preferred Stock at an exercise price of $10 per share, exercisable during the two year period beginning May 19, 1995, and ending May 18, 1999. The director paid $20,000 for the option. The terms of the Preferred Stock purchasable under the option call for cumulative cash dividends at a rate of $1.20 per share and conversion into shares of common stock. The conversion to common stock ratio varies depending on when the conversion is made. At June 30, 1997, the option has not been exercised.

Note 9 - Government Assistance

         The Company has entered into an agreement with Recyc-Quebec for financial assistance covering 50% of certain defined costs incurred in developing the cryogenic scrap tire disintegration system to a maximum of $54,348. $36,500 has been received during the year and this amount has reduced the equipment development costs on the balance sheet.

                       TIREX AMERICA, INC. AND SUBSIDIARY
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Note 10 - Commitments

         The Company has entered into a property lease agreement, with a term from July 1, 1997 to June 30, 2000. The Company has an option to renew this lease for an additional three years. Minimum rentals in each of the next three years is as follows:

                          1998                      $ 18,967
                          1999                        18,967
                          2000                        18,967
                                                    --------

                                                    $ 56,901
                                                    ========

Note 11 - Contingency

         The Company is a defendant in an action which commenced on June 18, 1997 entitled Great American Commercial Funding Corp. vs. Tirex America, Inc. The Company agreed to pay the plaintiff a placement fee of $250,000 and to grant them an option to acquire 400,000 shares of the company's common stock at a price of $.01 per share in the event that the plaintiff succeeded in obtaining financing acceptable to the Company. The amount and terms of the financing are not mentioned in the documents. The plaintiff recommended an equipment lease financing company who in turned introduced the Company to one of their customers. The customer ultimately entered into a lease financing arrangement with Tirex America, Inc. Because the advances made to the Company pursuant to that lease financing arrangement did not constitute the type of financing originally contemplated, the Company believes it has no financial obligation to the plaintiff. The Company and its litigation counsel believe that the plaintiffs complaint is without merit and that the Company will prevail in this litigation.

Note 12 - Subsequent Event

         Subsequent to the year end, the Company received an additional $99,888 under the FORD-Q Industrial Recovery Program and $41,304 under the Program for the Development of Quebec SME'S.

ITEM 8. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There  was  no  resignation   or  dismissal  of  the  Company's   principal
independent accountant during the two most recent fiscal years and the interim period subsequent thereto.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

     The following sets forth the names and ages of all directors and executive officers of the Company and the date when each director was appointed, and all positions and offices in the Company held by each:. Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified:

                                                                   Date
                                       Offices                   Appointed
      Name                Age            Held                     Director
      ----                ---            ----                     --------

Terence C. Byrne          39          President,               Jan. 18, 1995
                                        Treasurer,
                                        and Director

Louis V. Muro             63          Vice President           Jan. 1, 1996
                                        of Engineering
                                        and Director

John G. Hartley           50          Director                 Feb 21, 1995

John L. Threshie, Jr.     43          Secretary,               June 1, 1995
                                        Vice President
                                        of Operations
                                        and Director

Louis Sanzaro             47          Director                 January 17, 1997

Alan Crossley             49          Director                 January 17, 1997

Vijay Kachru              46          Vice President of        Sept 1, 1996
                                        Market Development

Family Relationships

     No family relationship has ever existed between any director, executive officer of Company or any person contemplated to become such.

Business Experience

     The following summarizes the occupation and business experience during the past five years for each director and executive officer, of the Company:

     TERENCE C. BYRNE. Mr. Byrne has served as president, treasurer, and a director of Company since January 18, 1995. He holds a Bachelor's degree in Economics from Villanova University in Philadelphia. Mr. Byrne has been the controlling shareholder and an officer and director of Bartholemew & Byrne, Inc., a consulting firm specializing in corporate finance and general business consulting, since its founding in January 1993. From September 1992 through August 1993, he directed European marketing and business development for Pacer Systems Corporation, a public company engaged in the business of systems engineering for high tech industries. From July 1989 to August 1992, Mr. Byrne served as president of Digital Optronics Corporation, a public company which, until August 1992, was engaged in the business of manufacturing digital optronic measuring devices, (principally) for the defense industry. From November 1988 (prior to being acquired by Digital Optronics) until March 1992, Mr. Byrne also served as president and a director of Byrne Industries, Inc.("BII"), a wholly-owned subsidiary of Digital Optronics, Inc. BII was, until the drastic down-turn in the defense industry in March of 1991, in the business of manufacturing electronic defense equipment as a sub-contractor to major multi-billion dollar defense industry companies, such as Lockheed Aviation.

     LOUIS V. MURO. Mr. Muro acted as an engineering consultant to the Company from January 18, 1995 until January 1, 1996 when he was appointed as a director and as vice president in charge of engineering. Mr. Muro served as a director of the Company from December 29, 1992 until January 18, 1995. He also served as the Company's secretary from December 29, 1992 until March 1994 when he was appointed president of the Company, a position he held until January 18, 1995. Mr. Muro received a B.S. degree in Chemical Engineering from Newark College of Engineering in 1954, since which time he has continually been employed as a chemical engineer. From 1974 to 1993 Mr. Muro has been the sole proprietor of Ace Refiners Corp. of New Jersey, a precious metals refinery. From 1971 to 1974, he worked as an independent consultant and from 1964 until 1971, he was director of research and development for Vulcan Materials Corporation in Pittsburgh, Pa., a public company engaged in the business of recovering useable tin and clean steel from scrap tin plate. From 1960 to 1964, Mr. Muro was the sole proprietor of Space Metals Refining Co. in Woodbridge, NJ, a company involved in the purification of scrap germanium to transistor grade metal. From 1959 to 1960 he was employed by Chemical Construction Co., of New Brunswick, NJ, where he developed a process for the waste-free production of urea from ammonia, carbon dioxide and water. From 1954 to 1959, Mr.

Muro worked in the research and development department at U.S. Metals Refining Co. in Carteret, NJ where he was involved with the refinement of precious metals.

     JOHN G. HARTLEY. Mr. Hartley holds a Bachelor of Science Degree in Economics from Manchester University in England. He has acted as a director of Pacer Systems Inc. since 1985. Pacer Systems is a publicly held company with offices in Boston, Mass. and is engaged in the business of Systems Engineering for high tech industries. Since 1993, Mr. Hartley has also served as a consultant to Moore Rowland International, an investment banking firm headquartered in Monaco.

     JOHN L. THRESHIE, JR. Mr. Threshie holds a Bachelor of Science Degree in Business from the University of North Carolina. He was self employed as a management consultant, doing business as Primerica Financial Services, from 1991 through 1994. From 1988 to 1990, Mr. Threshie was an advertising Account Supervisor for Ammirati & Puris Inc., an advertising firm in New York, where Mr. Threshie supervised all advertising for BMW of North America.

     LOUIS SANZARO. Mr. Sanzaro, who is 47 years old, holds a degree in marketing from Marquette University. In 1997, he was named "Recycler of the Year" for the State of New Jersey and was also awarded the distinction of being named "Recycling Processor of the Decade" by Ocean County, New Jersey. He is the President and a member of the Board of Directors of the nation-wide, Construction Material Recycling Association. Since 1986, Mr. Sanzaro has served as President and CEO of Ocean County Recycling Center, Inc. ("Ocean County Recycling"), in Tom's River, New Jersey. Ocean County Recycling is in the business of remanufacturing construction and demolition debris for reuse as a substitute for virgin materials in the construction and road building industries. In addition, since 1989, Mr. Sanzaro has served as Vice President and COO of Ocean Utility Contracting Co., Inc., a New Jersey the Company engaged in the installation of sewer and water main pipelines and the construction of new roadway infrastructure. From 1973 until 1990, Mr. Sanzaro was the President and CEO of J and L Excavating and Contracting Co., Inc., a company engaged in the construction of residential, commercial, industrial, and government building. Mr. Sanzaro was a member of the Board of Directors of the New Jersey state-wide Utility Transportation.

     ALAN CROSSLEY. Mr. Crossley, who is 49 years old, holds a degree in Economics from Cambridge University in England and an MBA degree from INSEAD in France. In addition to serving as a Director of Registrant, Mr. Crossley is participating in developing, and will have charge of implementing, the Company's projected marketing operations in Europe and Asia. Since 1986, Mr. Crossley has served as president of FAISLESA, Arganda del Rey in Madrid, Spain. FAISLESA, a company which Mr. Crossley established in 1986 as a venture capital project, is a manufacturer and applicator of thermal insulants and water-proofing products for the construction industry. It runs a network of regional distributors throughout Spain and has its own application crews in the Madrid Area. Mr. Crossley has full executive responsibility in all areas of manufacturing, marketing, research, and administration of FAISLESA. Mr. Crossley's previous business experience includes his work as: a Eurocurrency trader in the International Division of S.G. Warburg and Co. Ltd., Merchant Bankers in London (1968-1970);

a management consultant for McKinsey and the Company, Inc. in Brazil, France, Germany, Holland, Italy, Spain, Switzerland, the UK and the United States (1971-1977); Managing Director of Satlan, S.A., a Madrid firm involved in International trading of petroleum products and various commodities (1977-1980) and; President of Gapco, S.A., a Madrid commercial and financial consulting firm (1980-1994).

     VIJAY KACHRU. Ms. Kachru, who is 46 years old holds, a Bachelor's degree in English literature and has attended business management, marketing, and behavioral sciences courses at McGill University in Montreal. She was appointed Vice President in charge of Market Development for the Company on September 1, 1996. From 1992 until she joined the Company, Ms. Kachru worked as an independent consultant in the area of market research and market development. Pfizer Canada, CP Rail marketing division and Techtran Technology Transfer Company were among her clients during this period. From 1989 until 1992, Ms. Kachru was a training specialist for CP Rail System where she designed and implemented a drug and alcohol abuse control program throughout North America. From 1981 to 1989, Ms. Kachru worked as a consultant with, among others, Proudfoot Consulting Firm on projects with Bell Canada, Alberta Great Telephone, Firestone Bridgestone, East Midland Electric Board in England, Columbus McKennin, and International Paper.

Compliance With Section 16(a) of the Exchange Act.

     None of the Company's securities have been registered pursuant to Section 12 of the Exchange Act of 1934, as amended (the "Exchange Act"). Therefore,
Section 16(a) of the Exchange Act is not applicable.

ITEM 10.  EXECUTIVE COMPENSATION

Current Remuneration

     The Company has no stock option or stock appreciation rights, long term or other incentive compensation plans, deferred compensation plans, stock bonus plans, pension plans, or any other type of compensation plan in place for its executive officers, directors, or other employees; none of its executive officers or directors have any received compensation of any such types from the Company pursuant to plans or otherwise. The following table sets forth information concerning the annual compensation received or accrued for services provided in all capacities to the Company for the fiscal years ended June 30, 1995, 1996, and 1997 by the Company's chief executive and the persons who are, or were during such periods, the Company's most highly compensated executive officers and whose compensation may be deemed for these purposes to have exceeded $100,000.

                           SUMMARY COMPENSATION TABLE
================================================================================

                                                   Annual Compensation

                                           =====================================

                                                                      Other
                                                                     Annual
                                                                     Compen-
                                           Salary        Bonus       sation
      Name and Principal                     ($)          ($)          ($)
           Position               Year
             (a)                  (b)        (c)          (d)          (e)
--------------------------------------------------------------------------------
       Terence C. Byrne           1997   $62,457 (1)   (10)(12)    (1)(10)(11)
   President and Treasurer
                                ------------------------------------------------
                                  1996   $17,424 (2)   (10)(12)    (2)(10)(11)
                                ------------------------------------------------
                                  1995     -0- (3)     (10)(12)    (3)(10)(11)
--------------------------------------------------------------------------------
        Louis V. Muro             1997   $51,510 (4)   (10)(12)    (4)(10)(11)
Vice President of Engineering
                                ------------------------------------------------
                                  1996    7,592 (5)    (10)(12)    (5)(10)(11)
                                ------------------------------------------------
                                  1995     -0- (6)     (10)(12)    (6)(10)(11)
--------------------------------------------------------------------------------
     Frances Katz Levine          1997   $17,437 (7)   (10)(12)    (7)(10)(11)
          Secretary             ------------------------------------------------
   (Resigned Dec. 22, 1997)       1996     -0- (8)     (10)(12)    (8)(10(11)
                                ------------------------------------------------
                                  1995     -0- (9)     (10)(12)    (9)(10)(11)

================================================================================

Notes To Summary Compensation Table:

(1) For the year ended June 30, 1997, Mr. Byrne received cash salary payments directly from the Tirex Corporation, or indirectly, through Tirex Canada Inc., in the aggregate amount of $62,457 (this does not include cash disbursements made to Mr. Byrne during fiscal 1997 by way of reimbursements for expenses paid by him for or on behalf of the Company). Mr. Byrne waived cash payment of the balance of $187,543 in salary payments due to him under the terms of his employment agreement with the Company (the "Byrne Executive Agreement") for fiscal 1997. The terms and conditions of the Byrne Executive Agreement, which calls for an annual salary in the amount of $250,000, are discussed in more detail, below, in this Item 10, under the caption, "Employment Contracts and Termination of Employment and Change-in-Control Arrangements -
 Executive Agreements". In lieu of cash payment of salary, Mr. Byrne agreed to accept shares of the Company's stock, valued at one-half the average market price of such stock during the periods in which such salary was earned. The number of Compensation Shares issued to Mr. Byrne for services rendered pursuant to his Executive Agreement during fiscal 1997 aggregated to 1,130,217 shares. For a discussion in detail of all issuances of Compensation Shares made to Mr. Byrne during fiscal 1997, including the dates, amounts, and share prices thereof, reference is made to Item 12 of this report, "Certain Relationships and Related Transactions - Issuance of Stock in Lieu of Salaries and Consulting Fees and Stock Restriction Agreements". Subsequent to the period covered by this report, Mr. Byrne has continued to waive payment of substantial portions of his contractual salary and he has agreed to continue to waive all or part of such salary until the Company's financial position improves significantly.

(2) For the year ended June 30, 1996, Mr. Byrne received cash salary payments directly from Tirex America Inc., or indirectly, through Tirex Canada Inc., in the aggregate amount of $17,424 (this does not include cash disbursements made to Mr. Byrne during fiscal 1996 by way of reimbursements for expenses paid by him for or on behalf of the Company). Mr. Byrne waived cash payment of the balance of $ 232,576 in salary payments due to him under the terms of Byrne Executive Agreement for the year ended June 30, 1996. In lieu of cash payment of salary, Mr. Byrne agreed to accept shares of the Company's stock, valued at one-half the average market price of such stock during all or part of the period in which such salary was earned. The number of Compensation Shares issued to Mr. Byrne for services rendered pursuant to his Executive Agreement during fiscal 1996 aggregated to 1,676,075. For a discussion in detail of all issuances of Compensation Shares made to Mr. Byrne during fiscal 1996, including the dates, amounts, and share prices thereof, reference is made to Item 12 of this report, "Certain Relationships and Related Transactions - Issuance of Stock in Lieu of Salaries and Consulting Fees and Stock Restriction Agreements".

(3) For the approximately five and one-half month period which commenced on January 18, and ended on June 30, 1995, Mr. Byrne waived cash payment of $104,166 in total salary payments due to him under Byrne Executive Agreement. This does not include cash disbursements made to Mr. Byrne during the quarter ended June 30, 1995 by way of reimbursements for expenses paid by him for or on behalf of the Company. In lieu of cash salary payment of the foregoing amount, Mr. Byrne agreed to accept shares of the Company's stock, valued at one-half the average market price of such stock during all or part of the period in which such salary was earned ("Compensation Shares"). The number of Compensation Shares issued to Mr. Byrne for services rendered pursuant to his Executive Agreement during fiscal 1995 aggregated to 1,478,174. For a discussion in detail of all issuances of Compensation Shares made to Mr. Byrne during fiscal 1995, including the dates, amounts, and share prices thereof, reference is made to
Item 12 of the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1995, "Certain Relationships and Related Transactions - Issuance of Stock in Lieu of Salaries and Consulting Fees".

(4) For the fiscal year ended June 30, 1997, Mr. Muro received cash salary payments directly from Tirex America Inc., or indirectly, through Tirex Canada Inc., in the aggregate amount of $51,510. (This does not include cash disbursements made to Mr. Muro during fiscal 1997 by way of reimbursements for expenses paid by him for or on behalf of the Company.) Mr. Muro waived cash payment of the aggregate balance of $98,490 in salary payments due to him under the terms of his employment agreement with the Company (the "Muro Executive Agreement") during the year ended June 30, 1997. In lieu thereof, Mr. Muro agreed to accept shares of the Company's stock, valued at one-half the average market price of such stock during the periods in which such salary was earned. The number of Compensation Shares issued to Mr. Muro for services rendered pursuant to his Executive Agreement during fiscal 1997 aggregated to $595,540. For a discussion in detail of all issuances of Compensation Shares made to Mr. Muro during fiscal 1997, including the dates, amounts, and share prices thereof, reference is made to Item 12 of this report, "Certain Relationships and Related Transactions - Issuance of Stock in Lieu of Salaries and Consulting Fees". Subsequent to the period covered by this report, Mr. Muro has continued to waive payment of substantial portions of his contractual salary and he has agreed to continue to waive all or part of such salary until the Company's financial position improves significantly.

(5) From January 18, 1995 through December 31, 1995, Mr. Muro served as an Engineering Consultant to the Company pursuant to the terms of his consulting agreement (the "Muro Consulting Agreement") which provided for aggregate consulting fees in the amount of $150,000. Effective January 1, 1996, Mr. Muro served as the Company's vice president of Engineering pursuant to the Muro Executive Agreement, which provides for salary payments to Mr. Muro in the annual amount of $150,000 annually). For the six-month period which commenced on July 1, 1995 and ended on December 31, 1995, Mr. Muro waived payment in cash of all consulting fees due to him. For the balance of the fiscal year ended June 30, 1996, Mr. Muro received cash salary payments directly from Tirex America Inc., or indirectly, through Tirex Canada Inc., in the aggregate amount of $7,592. (This does not include cash disbursements made to Mr. Muro during fiscal 1996 by way of reimbursements for expenses paid by him for or on behalf of the Company.) Mr. Muro waived cash payment of the aggregate balance of $142,408 in consulting fees and salary payments due to him under the terms of the Muro Consulting Agreement and the Muro Executive Agreement during the year ended June 30, 1996. In lieu thereof, Mr. Muro agreed to accept shares of the Company's stock, valued at one-half the average market price of such stock during all or part of the period in which such consulting fees and salary were earned. The number of Compensation Shares issued to Mr. Muro for services rendered pursuant to his Consulting and Executive Agreements during fiscal 1996 aggregated to 1,074,367. For a discussion in detail of all issuances of Compensation Shares made to Mr. Muro during fiscal 1996, including the dates, amounts, and share prices thereof, reference is made to Item 12 of this report, "Certain Relationships and Related Transactions - Issuance of Stock in Lieu of Salaries and Consulting Fees".

(6) Mr. Muro waived cash payment of $75,000 in consulting fees due to him pursuant to the Muro Consulting Agreement for the approximately 24 week period which commenced on January 18, 1995 and ended on June 30, 1995 (this does not include cash disbursements made to Mr. Muro during this period by way of reimbursements of expenses). In lieu of such unpaid consulting fees, Mr. Muro agreed to accept shares of the Company's stock, valued at one-half the average market price of such stock during all or part of the period in which such fees were earned. The number of Compensation Shares issued to Mr. Muro for services rendered pursuant to his Consulting Agreement during fiscal 1995 aggregated to 464,000. For a discussion in detail of all issuances of Compensation Shares made to Mr. Muro during fiscal 1995, including the dates, amounts, and share prices thereof, reference is made to Item 12 of the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1995, "Certain Relationships and Related Transactions - Issuance of Stock in Lieu of Salaries and Consulting Fees".

(7) During fiscal 1997, Ms. Levine was employed by the Company as its Secretary and General Counsel from July 1, 1996 through December 21, 1996 under the terms of an employment agreement dated January 18, 1995 (the "First Levine Employment Agreement"). On December 22, 1996, resigned her positions as Secretary and as a Director of the Company. Her resignation was not caused by any disagreement with the Company on any matter relating to the Company's operations, policies, or practices. Following her resignation from the foregoing positions, Ms. Levine has continued to be employed by the Company as its in-house Corporate and Securities Counsel pursuant to the terms of her employment agreement, dated December 22, 1996 (the "Second Levine Employment Agreement"). The terms and conditions of both the First and the Second Levine Employment Agreements, call for an annual salary in the amount of $150,000, and are discussed in more detail, below, in this Item 10, under the caption, "Employment Contracts and
Termination of Employment and Change-in-Control Arrangements - Executive Agreements". For the year ended June 30, 1997, for services rendered through December 21, 1996, as an executive officer of the Company, and thereafter, as corporate counsel to the Company, Ms. Levine received cash salary payments directly from The Tirex Corporation, or indirectly, through Tirex Canada Inc. in the aggregate amount of $17,437.45 (this does not include cash disbursements made to Ms. Levine during fiscal 1997 by way of reimbursements for expenses paid by her for or on behalf of the Company). Ms. Levine waived cash payment of an aggregate of $136,702.55 in salary payments due to her under the terms of both the First and the Second Levine Employment Agreements for fiscal 1997. In lieu of cash salary payments, Ms. Levine agreed to accept shares of the Company's stock, valued at one-half the average market price of such stock during all or part of the period in which such salary was earned. The number of Compensation Shares issued to Ms. Levine for services rendered under both the First and Second Levine Employment Agreements during fiscal 1997 aggregated to 824,868 shares. For a discussion in detail of all issuances of Compensation Shares made to Ms. Levine during fiscal 1997, including the dates, amounts, and share prices thereof, reference is made to Item 12 of this report, "Certain Relationships and Related Transactions - Issuance of Stock in Lieu of Salaries and Consulting Fees and Stock Restriction Agreements". Subsequent to the period covered by this report, Ms. Levine has continued to waive payment of substantial portions of her contractual salary and she has agreed to continue to waive all or part of such salary until the Company's financial position improves significantly.

(8) For the year ended June 30, 1996, Ms. Levine received no cash salary payments directly from Tirex America Inc., or indirectly, through Tirex Canada Inc. (this does not include cash disbursements made to Ms. Levine during fiscal 1996 by way of reimbursements for expenses paid by her for or on behalf of the Company). Ms. Levine waived cash payment of the $150,000, in salary payments due to her under the terms of the First Levine Employment Agreement for the year ended June 30, 1996, and in lieu thereof, Ms. Levine agreed to accept shares of the Company's stock, valued at one-half the average market price of such stock during all or part of the period in which such salary was earned. The number of Compensation Shares issued to Ms. Levine for services rendered pursuant to her Executive Agreement during fiscal 1996 aggregated to 942,459. For a discussion in detail of all issuances of Compensation Shares made to Ms. Levine during fiscal 1996, including the dates, amounts, and share prices thereof, reference is made to Item 12 of this report, "Certain Relationships and Related Transactions - Issuance of Stock in Lieu of Salaries and Consulting Fees and Stock Restriction Agreements".

(9) For the approximately five and one-half month period which commenced on January 18, and ended on June 30, 1995, Ms. Levine waived cash payment of $68,750 in total salary payments due to her under the Levine Executive Agreement. This does not include cash disbursements made to Ms. Levine during this period by way of reimbursements for expenses paid by her for or on behalf of the Company. In lieu of cash salary payments in the foregoing amount, Ms. Levine agreed to accept shares of the Company's stock, valued at one-half the average market price of such stock during all or part of the period in which such salary was earned ("Compensation Shares"). The number of Compensation Shares issued to Ms. Levine for services rendered pursuant to her Executive Agreement during fiscal 1995 aggregated to 886,904. For a discussion in detail of all issuances of Compensation Shares made to Ms. Levine during fiscal 1995, including the dates, amounts, and share prices thereof, reference is made to
Item 12 of the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1997, "Certain Relationships and Related Transactions - Issuance of Stock in Lieu of Salaries and Consulting Fees".

(10) Management believes that it is impossible to determine the actual current or potential value, if any, of the such shares in light of the fact that, as of the dates when such shares were issued to the executive officers, they had no or only very minimal actual market value and the actual potential market value of such shares, if any, was at such dates, and as at the date hereof remains, highly contingent upon, and subject to, extremely high risks including but not limited to the following factors: (I) the very early stage of development of the Company's business; (ii) the Company's lack of sufficient funds to implement its business plan and the absence of any commitments from potential investors to provide such funds; (iii) the absence of a reliable, stable, or substantial trading market for such shares; (iv) the restrictions on transfer arising out of the absence of registration of such shares and certain stock restriction agreements which each of such persons has entered into; and (v) the uncertainty respecting the Company's ability to continue as a going concern, (See the discussions included above, in this report in Item I, "Proposed Business" and
Item  5,  "Market  for the  Company's  Common  Equity  and  Related  Stockholder
Matters").

(11) All Compensation Shares issued to the executive officers named in this Summary Compensation Table in lieu of cash compensation were issued pursuant to certain special compensation agreements and stock restriction agreements between each of them and the Company. The terms and conditions of such agreements are discussed in detail below, in this Item 10, "Employment Contracts and Termination of Employment and Change-in-Control Arrangements - Executive Agreements and Special Compensation Agreements" and in Item 12 of this report, "Certain Relationships and Related Transactions - Sales of and Restrictions on Shares Held by Executive Officers".

(12) On May 29, 1997, The Company awarded stock bonuses to Mr. Byrne, Mr. Muro and Ms. Levine (the "Stock Bonuses"), for the fiscal years ended June 30, 1995 and 1996, in recognition of: (i) their success in bringing the Company from a virtual start-up position in January 1995 to its present stage of development, and (ii) that such persons have not been adequately compensated for their contributions because, among other things, they have accepted, for all of the services rendered by them to the Company, compensation consisting principally of shares of the Company's common stock, the value of which has been and continues to be completely dependent upon the success of the Company and therefore has always placed and continues to place the recipients thereof at risk. The awarding of the Stock Bonuses was approved by the full board of directors and was effected pursuant to the terms of the Company's employment agreements with each of such persons. Such Agreements provide that Mr. Byrne, Mr. Muro, and Ms. Levine are each eligible to receive a discretionary bonus for each year (or portion thereof) during the term of such Agreement and any extensions thereof, with the actual amount of any such bonus to be determined in the sole discretion of the Board of Directors based upon its evaluation of the Executive's performance during such year. The Stock Bonuses consisted of options to purchase the following numbers of shares, at a per share exercise price of $.001 per share, in the following amounts: Mr. Byrne - 1,413,382 shares; Mr. Muro - 1,115,093 shares; Ms. Levine - 811,684 shares. Because these shares were issued under the terms of the above described employment agreements, they are also subject to the terms of the respective stock restriction agreements which each of such persons has entered into. The terms and conditions of such agreements are discussed in detail below, in this Item 10, "Employment Contracts and Termination of Employment and Change-in-Control Arrangements - Executive Agreements and Special Compensation Agreements" and in Item 12 of this report, "Certain Relationships and Related Transactions - Sales of and Restrictions on Shares Held by Executive Officers".

Compensation of Directors

     The directors of the Company are not compensated for their services as such, except as follows: Except for Mr. Muro, all of the Company's present directors, as well as Ms. Levine, who was a director until her resignation on December 22, 1996, received unregistered shares of the Company's common stock ("Directors Shares"). Messrs. Byrne, Hartley, and Threshie and Ms. Levine received Directors Shares in consideration of their agreement to join the Company's board of directors and, in the case of Mr. Threshie, in consideration of services rendered as well as his agreement to serve as Vice President in Charge of Operations without compensation. Messrs. Crossley and Sanzaro received Directors Shares as compensation for services, under the terms of certain
Directors Compensation Agreements, dated July 7, 1997. Directors Shares have been issued, or transferred to the recipients thereof, as follows: 2,500,000 shares transferred by two members of the Company's former management to Terence
C. Byrne on January 18, 1995; 500,000 shares transferred by two members of the Company's former management to Frances Katz Levine on January 18, 1995; 100,000 shares issued by the Company to John G. Hartley on February 16, 1995; 250,000 shares issued by the Company to John L. Threshie, Jr. on June 1, 1995; 100,000 shares issued to each of Alan Crossley and Louis Sanzaro on or about July 7, 1997. At the time the Directors Shares were transferred or issued to the respective directors, such shares had no or only very minimal market value and the potential market value of such shares, if any, was, and remains, highly contingent upon, and subject to, extremely high risks including but not limited to the following factors: (I) the very early stage of development of the Company's business; (ii) the Company's lack of sufficient funds to implement its business plan and the absence of any commitments from potential investors to provide such funds; (iii) the absence of a reliable, stable, or substantial trading market for such shares; and (iv) the restrictions on transfer arising out of the absence of registration of such shares (See the discussions included above, in this report in Item I, "Proposed Business" and Item 5, "Market for the Company's Common Equity and Related Stockholder Matters").

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Executive Agreements
  And Special Compensation Agreements

1.  Terms of the Executive Agreements

     The Company has entered into employment agreements with all of its executive officers and with its in-house corporate counsel, Frances Katz Levine (the "Executive Agreements"). The respective commencement and termination dates of the Executive Agreements, as amended are as follows: Mr Byrne, January 18, 1995 - December 31, 2003; Mr. Muro, January 1, 1996 December 31, 2000; Mr. Threshie, January 1, 1996 - December 31, 1998, Ms. Kachru - August 31, 1999, and Ms. Levine, December 22, 1996 - December 21, 2000.(9) The Agreements provide for annual salaries, of $250,000 to Mr. Byrne $150,000 to each of Mr. Muro and Ms. Levine, $50,000 to Mr. Threshie, and $90,000 Canadian (approximately $65,000 U.S. at current exchange rates) to Ms. Kachru. Such agreements also provide for the payment of bonuses at the sole discretion of the board of directors based upon an evaluation of the executive's performance, with

--------
     (9) Ms. Levine was employed by the Company as its Secretary and General Counsel from July 1, 1996 through December 21, 1996 under the terms of an employment agreement dated January 18, 1995 (the "First Levine Employment Agreement"). On December 22, 1996, resigned her positions as Secretary and as a Director of the Company. Her resignation was not caused by any disagreement with the Company on any matter relating to the Company's operations, policies, or practices. Following her resignation from the foregoing positions, Ms. Levine has continued to be employed by the Company as its in-house Corporate and Securities Counsel pursuant to the terms of her employment agreement, dated December 22, 1996 (the "Second Levine Employment Agreement"). The Principal terms and conditions of the First and the Second Levine Employment Agreements, other than the commencement and termination dates and the positions and exact nature of duties and responsibilities, are essentially identical except also for terms which were added in order to insure that benefits and rights earned under the First Employment Agreement would not be lost to Ms. Levine perforce of the foregoing changes.

payment of any such bonuses to be reviewed annually by a Compensation Committee, with the exception that Ms. Kachru's agreement requires semi-annual review for eligibility for bonuses and raises. As of the date hereof, the board of directors has not established a Compensation Committee and it has no plans to do so until such time as the financial position and prospects of the Company improve significantly. The Executive Agreements also provide for the participation by each of the foregoing persons in any pension plan, profit-sharing plan, life insurance, hospitalization or surgical program, or insurance program hereafter adopted by the Company (there are no such programs in effect at the present time), reimbursement of business related expenses, the non-disclosure of information which the Company deems to be confidential to it, non-competition by the executive with the Company for the two-year period following termination of employment with the Company and for various other terms and conditions of employment.

     The Executive Agreements with Mr. Byrne, Mr. Muro, and Ms. Levine also include severance provisions which provide among other things that in the event that the employment of the executive is terminated by the Company other than for cause, or by the executive for "good reason", as that term is defined in the Executive Agreements, or pursuant to a change in control of the Company, the terminated executive will be paid, as severance compensation, twice the amount of his or her base salary for a period of twelve months.

     Because of the early stage of development of the Company, its lack of operations and insignificant cash flow, since January 18, 1995, the Company has not had the resources to meet fully its financial obligations under the Executive Agreement. As a result, the major portion of the compensation which has been available to the Company's executive officers has consisted of unregistered shares of the Company's common stock ("Compensation Shares"), which such individuals accepted, in lieu of cash compensation, for a substantial portion of salary and/or consulting fees due to them (see Item 12, of this report, "Certain Relationships and Related Transactions - Issuance of Stock in Lieu of Salaries and Consulting Fees"). As at the various dates when Compensation Shares were issued to the executive officers, such shares had either no, or only very minimal, actual market value and the actual potential market value of such shares, if any, was, and remains, highly contingent upon, and subject to, extremely high risks including but not limited to the following factors: (I) the very early stage of development of the Company's business; (ii) the Company's lack of sufficient funds to implement its business plan and the absence of any commitments from potential investors to provide such funds; (iii) the absence of a reliable, stable, or substantial trading market for such shares; and (iv) the restrictions on transfer arising out of the absence of registration of such shares (See the discussions included above, in this report in Item I, "Proposed Business" and Item 5, "Market for the Company's Common Equity and Related Stockholder Matters").

     All of the Executive Agreements, as amended, provide that, as compensation, and in lieu of payment in cash of salary, due thereunder, the Company may issue and the respective executive officers will accept unregistered shares of the Company's common stock, valued at fifty percent (50%) of the average of the bid and ask prices of such stock, as traded in the over-the-counter market and quoted in the NASDAQ Electronic Bulletin Board, during part or all of the period in which the salary was earned under the Executive Agreement. All of the Compensation Shares issued to Mr. Byrne, Mr. Muro, and Ms. Levine are also subject to the terms and conditions of certain stock restriction agreements between each of them and the Company. Such stock restriction agreements, as amended on May 30, 1996 and May 1, 1997 (the "Amended Stock Restriction Agreements"), provide that shares subject to such agreements may be sold in accordance with the Rules and Regulations of the Securities Act of 1933, as amended, but limit the right to have any of the Compensation Shares included in a registration statement on Form S-8 until after they have been issued and outstanding for not less than eighteen months.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners.

     The following table sets forth information as of September 23, 1996, with respect to the persons known to the Company to be the beneficial owners of more than 5% of the common stock, $.001 par value of the Company and of more than 5% of the Class A Common Stock of the Company's subsidiary, Tirex Canada. Neither the Company nor Tirex Canada have any shares of any other class issued or outstanding.

                          PRINCIPAL SHAREHOLDERS TABLE

--------------------------------------------------------------------------------
Title              Name and                  Amount and
 of               Address of                  Nature of         Percent of
Class             Beneficial                 Beneficial          Class (1)
                    Owner                       Owner
--------------------------------------------------------------------------------

Common         Terence C. Byrne              11,619,430 (2)        33.4%
The Tirex      489 Grosvner Street
Corporation    Westmount, Quebec
               H3Y 2S5
Class A
Common                                          34 (3)               34%
Tirex
Canada

Common         CG TIRE, INC.                 4,308,2920 (4)           * (4)
The Tirex      The Continental General
Corporation    Tire Recycling Effort
               1800 Continental Blvd.
               Charlotte, NC 28273

                     PRINCIPAL SHAREHOLDERS TABLE CONTINUED

--------------------------------------------------------------------------------
Title              Name and                  Amount and
 of               Address of                  Nature of         Percent of
Class             Beneficial                 Beneficial          Class (1)
                    Owner                       Owner
--------------------------------------------------------------------------------

Common         Frances Katz Levine (8)        4,016,762              9.8%
The Tirex      621 Clove Road
Corporation    Staten Island, NY 10310

Common         Louis V. Muro (8)              6,681,191             16.4%
The Tirex      435 Roy Avenue
Corporation    Dorval, Quebec H953E2
               Canada

Class A
Common                                               17 (3)           17%
Tirex
Canada

Common         The NAIS Corporation           5,231,092             13.5%
The Tirex      94 Washington Avenue
Corporation    Lawrence, NY 11559

* Percentages less than 1% not shown

Notes

     The footnotes to this table appear after the "Security Ownership of Management Table" which is set forth below.

Security Ownership of Management

     The following table sets forth information as of October 10, 1996, with respect to the beneficial ownership of the common stock, $.001 par value, of the Company and the Class A common stock of the Company's subsidiary, Tirex Canada by each of the executive officers and directors of the Company and by all executive officers and directors as a group:

                         MANAGEMENT SHAREHOLDINGS TABLE

--------------------------------------------------------------------------------
Title              Name and                  Amount and
 of               Address of                  Nature of         Percent of
Class             Beneficial                 Beneficial          Class (1)
                    Owner                       Owner
--------------------------------------------------------------------------------

Common         Terence C. Byrne              13,619,430 (2)         30%
The Tirex      489 Grosvner Street
Corporation    Westmount, Quebec
               H3Y 2S5

Class A
Common                                               34 (3)         34%
Tirex
Canada

Common         Alan Crossley                    214,658 (5)          *
The Tirex      Gran Via de Hortaleza
Corporation    82A, 1B
               Madrid, Spain 28043

Common         John G. Hartley                   20,000 (6)          *
The Tirex      7/9 Boulevard D'Italie
Corporation    Monte Carlo MC 98000
               Monaco

Common         Vijay Kachru                     167,821              *
The Tirex      1598 Pine Ave. West
Corporation    Montreal, Quebec H3B 1B4

                    MANAGEMENT SHAREHOLDINGS TABLE CONTINUED

--------------------------------------------------------------------------------
Title              Name and                  Amount and
 of               Address of                  Nature of         Percent of
Class             Beneficial                 Beneficial          Class (1)
                    Owner                       Owner
--------------------------------------------------------------------------------

Common         Louis V. Muro                  6,681,191 (8)         16.4%
The Tirex      435 Roy Avenue
Corporation    Dorval, Quebec H953E2
               Canada

Class A
Common                                               17 (3)           17%
Tirex
Canada

Common         Louis V. Sanzaro                 302,581 (7)            *
The Tirex      1900 Vermont Avenue
Corporation    Toms River, NJ 08755

Common         John L. Threshie, Jr.            471,310             1.77%
The Tirex      200 Lansdowne,
Corporation    Westmount, Quebec
               Canada, H3Z 3E1

Common         All directors and             17,476,991 (2)        55.62%
The Tirex       officers as a group
Corporation              (7 persons)

Class A        All directors and                     34 (3)           34%
Common          officers as a group
Tirex           (7 Persons)
Canada

* Percentages less than 1% not shown

(Notes to Tables appear on Following Page)

Notes:

     (1) The percentages listed in the tables are calculated on the basis of 38,774,625 shares of the common stock, $.001 par value, of the Company ("Common Stock") outstanding as at September 23, 1997, with the following exceptions: (a) The percentage deemed to be beneficially owned by CG TIRE, Inc. is calculated on the basis of 38,774,625 shares of Common Stock currently issued and outstanding plus 4,308,292 shares of common stock which, as at the date hereof, CG Tire has the right to acquire within 60 days pursuant to its option (see footnote (4), below; (b) The percentage deemed to be beneficially owned by Mr. Byrne is calculated on the basis of 38,774,625 shares of Common Stock currently issued and outstanding plus 2,000,000 shares of common stock which, as at the date hereof, Mr. Byrne has the right to acquire within 60 days pursuant to his option (see footnote (2), below; and (c) The percentages deemed to be beneficially owned by Mr. Muro and Ms. Levine are calculated on the basis of 38,774,625 shares of Common Stock currently issued and outstanding plus 1,000,000 shares of common stock which, as at the date hereof, each of them has the right to acquire within 60 days pursuant to its option (see footnotes (2), below.

     (2) Includes: (i) 5,507,414 shares held of record by Mr. Byrne as of September 23, 1997; (ii) 434,328 shares held of record by Mr. Byrne's wife, Darla Sapone Byrne, over which shares Mr. Byrne has voting power pursuant to an irrevocable proxy granted to him on September 27, 1996; (iii) 446,596 shares held of record by John W. Surgent, over which shares Mr. Byrne has voting power pursuant to an irrevocable proxy granted to him on June 13, 1996; (iv) 5,231,0921, shares held of record by The NAIS Corporation over which shares Mr. Byrne has voting power pursuant to an irrevocable proxy granted to him in June of 1997; and (v) 2,000,000 shares which Mr. Byrne has the right to acquire within sixty days pursuant to an option granted to him on September 3, during the period subsequent to that covered by this Report. The option exercise price is equal to the average of the high ask and the low bid price of this Corporation's common stock, as traded in the over-the-counter market and quoted in the NASDAQ electronic bulletin board as at the close of business on the date of the grant of the said option, which was $0.39.

     (3) Messrs. Byrne and Muro hold all shares of Tirex Canada Class A Common Stock pursuant to the terms of a Shareholders agreement among them and the Company (the "Tirex Canada Shareholders Agreement"), pursuant to which they will be obligated to transfer all such shares to the Company, for no consideration, at such time as such transfer will not be in violation of any Canadian government regulations governing tax and other financial incentives which may be available to Tirex Canada. The terms of the Tirex Canada Shareholders Agreement are discussed in more detail, below, in Item 12 of this Report, "Certain Relationships and Related Transactions", under the caption "Transfer of 17% of Tirex Canada Shares From Mr. Forbes to Mr. Byrne."

     (4) Includes 4,308,292 shares which CG TIRE, Inc. (CGT) has the right to acquire within sixty days pursuant to an option to purchase at a per share price equal to fifty percent (50%) of the average of the final bid and ask prices of the common stock of Tirex, as quoted in the NASDAQ electronic Bulletin Board during the ten business days preceding the date of a notice of exercise given by the CG TIRE, all, or any part of, the number of shares of the common stock of Tirex which would constitute ten percent, upon their issuance (10%) of the common stock of Tirex, issued and outstanding at the date of exercise (the "Option"), on a fully diluted basis. CGT is a wholly-owned subsidiary of Continental General Tire Inc. ("General Tire"), one of the largest tire manufacturers in the world. CGT is called by General Tire, "The Continental General Tire Recycling Effort. The Option, which has a three-year term, was granted to CGT on April 24, 1997, in consideration of CGT's agreement to: (1) explore with the Company the possibility of the Company's: (a) furnishing General Tire with all or part of its 80-mesh rubber crumb requirements and (b) establishing local tire recycling centers for the purpose of accepting for disintegration scrap tires from General Tire's network of independent dealers; and (ii) advise the Company with respect to General Tire's specifications for its rubber crumb requirements, any further development of such specifications in the future, the suitability of the TCS-1 System for meeting such specifications, and the further development of the Company's technology in coordination with Continental Tire's product development requirements. Since such time, CGT has worked closely on a number of projects designed to accomplish the foregoing (see the discussion, above, under the caption "Proposed Tire Shredding Operations"). CGT has not, as of the date hereof, exercised any part of the Option. However, On August 13, 1997, CGT gave notice ot the Company that it wished to exercise the Option, in part, for the number of shares of the common stock of the Company which constituted two and one-half percent (2.5%) of the common stock of the Company, issued and outstanding as at that date (the "August 13th Portion"). The Company was, at that time, engaged in (still ongoing) negotiations respecting a private placement of its securities to be effected under Rule 506 of Regulation
D. In connection therewith, the Company wished to establish a six-month period, during which no sales of unregistered securities were effected except for sales made pursuant to employee compensation plans. The Company wished to do so in order to establish a "safe harbor" under Rule 502 of Regulation D. This was required in order to insure that past sales of unregistered securities made by the Company would not be "integrated" with the contemplated private placement and therefore make the Rule 506 exemption from the registration requirements of the Securities Act unavailable to the Company. As a result of the foregoing, at the time of CG TIRE's August 13, 1997 notice that it wished to exercise part of the Option, the Company requested that CG TIRE postpone such exercise so as not to cause the Company to effect any sales which would nullify the said "safe harbor". CGT agreed, and in consideration for CG TIRE's waiving its right to exercise on August 13, 1997, the Company agreed to amend the Option so as to insure that when CGT does exercise the Option for the August 13th Portion, the option exercise price for the shares included in such Portion will be the price that would have been in effect as of August 13, 1997. Under the terms of the Option, CGT has the right to have the shares underlying the Option registered at any time during the exercise period. Subsequent to August 13, 1997, CGT demanded that such registration be effected and the Company intends to comply with such demand by filing with the Securities and Exchange Commission a registration statement on Form SB-2, including all of the shares underlying the Option, as promptly as practicable following the date hereof.

     (5) Includes 214,658 shares held of record by Sinermad Comercio E Invest, Lda. of Madeira, Portugal ("SCIL"). Mr. Crossley is a controlling person of SCIL and, as such, has sole or shared voting and investment power over such shares.

     (6) Mr. Hartley holds an option (the "Hartley Option") to purchase twenty thousand (or, under certain circumstances, more) shares of the Company's Class A Cumulative Convertible Preferred Stock (the "Preferred Stock"), which shares will be convertible into up to two million shares of the Company's common stock. Mr. Hartley has not exercised such option nor has he indicated to the Company that he intends to do so in the foreseeable future. The figures shown in the Table, above, do not give effect to the exercise of the Hartley Option and do not include any of the shares of common stock which would be issuable upon conversion of the Preferred Stock. For a discussion in more detail of the terms of the Hartley Option and Mr. Hartley's purchase thereof, reference is made to
Item 12 of this Report, "Certain Relationships and Related Transactions" under the caption, "Extension of Exercise Period of Option Held by John G. Hartley".

     (7) Includes 302,581 shares held of record by Mr. Sanzaro's spouse, Sharon Sanzaro, over which shares Mr. Sanzaro disclaims any beneficial ownership.

     (8) Includes 1,000,000 shares which each of Mr. Muro and Ms. Levine has the right to acquire within sixty days pursuant to options granted to them on September 3, 1997 during the period subsequent to that covered by this Report. The said options were granted to Mr. Muro and Ms. Levine under the terms of their respective employment agreements with the Company for the fiscal year ended June 30, 1997. The per share exercise price under the options is equal to the average of the high ask and the low bid price of this Corporation's common stock, as traded in the over-the-counter market and quoted in the NASDAQ electronic bulletin board as at the close of business on the date of the grant of the said option, which was $0.39.

Changes in Control

     The Company is not aware of any arrangements which may at a subsequent date result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following is a description of any transactions during the last two years, or presently proposed transactions, to which the Company was or is to be a party, in which the amount involved in such transaction (or series of transactions) was $60,000 or more and which any of the following persons had or is to have a direct or indirect material interest: (i) any director or executive officer of the Company; (ii) any person who owns or has the right to acquire 5% or more of the issued and outstanding common stock of the Company; and (iii) any member of the immediate family of any such persons.

Agreements with Customers Controlled by Louis Sanzaro

     On May 29, 1997, the Company entered into an Equipment Lease and Purchase Agreement (the "O/V III L&P Agreement") with Ocean/Ventures III, Inc.("O/V III") of Toms River, New Jersey ("O/V III") for the purchase and lease of the various components which will comprise eight TCS-1 Systems. Also on that same date, the Company entered into an Equipment Lease and Purchase Agreement (the "Oceans Tire L&P Agreement") with Oceans Tire Recycling & Processing Co., Inc. ("Oceans Tire") for the purchase and lease of the various components which will comprise the first production model of the TCS-1 System. Louis Sanzaro, a member of the Company's Board of Directors is a controlling person of both O/V III and Oceans Tire. The O/V III L&P Agreement modified the terms of, and replaced, a prior agreement between the parties dated June 6, 1995 (the "Prior O/V III Agreement"). Mr. Sanzaro was appointed a director of the Company in January 1997. For details of the terms and provisions of the O/V III L&P Agreement and the Oceans Tire L&P Agreement, as well as certain ancillary agreements executed or agreed to in connection therewith, reference is made to the discussions contained under the captions, "The O/V III Agreements" and "Agreements with Oceans Tire Recycling & Processing Co., Inc" in the Subtopic "Sales" of Item I of this Report.

Agreement to appoint Louis Sanzaro As
    Exclusive Sales Representative in North America

     Louis Sanzaro and the Company have agreed, in principal that Mr. Sanzaro will be appointed as the Company's exclusive sales distributor in the United States and Puerto Rico. The terms of the under which Mr. Sanzaro will serve as such have not yet been finalized, but the Company intends that such terms will be as beneficial, or better, to the Company than could be obtained in an arms length transaction with a person with Mr. Sanzaro's qualifications.

Negotiations With Louis Sanzaro to Organize and Operate Service Provider For Company

     As Discussed in detail in the Subtopic, "Proposed Services" which is included in Item I of this Report, the Company is presently negotiating with Louis Sanzaro ("Sanzaro"), to organize and operate a maintenance company capable of serving as the Company's authorized service provider and meeting all of the services described which the Company will be obligated to provide under its Proposed Maintenance Agreements (See the Subtopic, "Proposed Services" which is included in Item I of this Report). Mr. Sanzaro has worked closely with the Company on the development of the TCS-1 System and the proposed maintenance and technical support program. Mr. Sanzaro is a highly respected, knowledgeable, and experienced operator of recycling organizations in New Jersey and the Company believes that he is eminently qualified to organize and head its maintenance and technical support effort. The parties have not yet entered into an agreement respecting the terms under which Mr. Sanzaro, or an organization under his control, will direct the Company's maintenance services. Currently, however, the Company expects that the service provider to be organized and operated by Mr. Sanzaro will be paid a flat fee of $4,000 per month to cover all of the services described in Item I, above. The service provider is also expected to furnish, at no additional cost, all equipment necessary to effect the provision of such services.

Extension of Exercise Period of Option Held by John G. Hartley

     On May 19, 1995, the Company sold to John G. Hartley, a director of the Company, an option to purchase twenty thousand (20,000) shares of the Cumulative Convertible Preferred Stock of the Company ("Preferred Stock") at an exercise price of $10 per share, during a two-year exercise period which commenced on May 19, 1995 and will terminate on May 18, 1997. Mr. Hartley paid the Company twenty thousand dollars ($20,000) for the said Option. Notwithstanding the foregoing, since the Preferred Stock is convertible into Common Stock at a decreasing ratio, should the total number of shares of the Preferred Stock which can be purchased pursuant to the Option, be convertible into fewer than two million (2,000,000) shares of the Company's Common Stock, the number of shares of Preferred Stock purchasable under the Option, at the exercise price of ten dollars per preferred share, will be increased to such number as is convertible to 2,000,000 shares of Common Stock. The terms of the Preferred Stock purchasable under the Option provide, among other things, for cumulative annual cash dividends at the rate of $1.20 per share and conversion into shares of the Company's Common Stock at the following ratios:

     (a) From May 19, 1995 through November 19, 1995, one share of Preferred Stock and each $10 of accumulated and unpaid dividends thereon, for 91 shares of Common Stock;

     (b) From November 19, 1995 through February 18, 1996, one share of Preferred Stock and each $10 of accumulated and unpaid dividends thereon, for 50 shares of Common Stock;

     (c) From February 19, 1996 through May 18, 1996, one share of Preferred Stock and each $10 of accumulated and unpaid dividends thereon, for 33 shares of Common Stock;

     (d) From May 19, 1996 through May 18, 1997, one share of Preferred Stock and each $10 of accumulated and unpaid dividends thereon, for the number of shares of the Company's Common Stock purchasable for ten dollars at a per share price equal to 30% of the then current Market Price of such Common Stock.

     To date, Mr. Hartley has not exercised any part of the Option and the Company has not issued any shares of the Preferred Stock. On May 29, 1997, the Company acknowledged that

(i) delivery of the first TCS-1 System and the commencement of business operations by the Company had taken substantially more time than was estimated by the Company in the Spring of 1995 when Mr. Hartley purchased the Option. In recognition of this and other factors, the Board of Directors agreed to extend the Option exercise period until May 18, 1999, convertible under the terms set forth in subparagraph (d) above, with such conversion period extended to May 18, 1999.

Transfer of 17% of Tirex Canada Shares From Mr. Forbes to Mr. Byrne.

     As discussed above, in Item I of this Report, under the caption "Tirex Canada", in May of 1995, in an effort to take advantage of such certain financial incentives, the Company formed a Canadian corporation, 3143619 Canada Inc. (referred to herein as "Tirex Canada") in the Province of Quebec, Canada, for the purpose of completing all research and development work on the first production model of the TCS-1 System and thereafter serving as the Company's manufacturing arm. For a discussion of the initial capitalization of Tirex Canada, the original distribution of its shares among the Company and officers and directors of the Company who are Canadian residents, the terms of the shareholders agreement pursuant to which such shares are held, including but not limited to the rights of the Company to regain 100% record, as well as beneficial, ownership of Tirex Canada, reference is made to the discussion under the caption "Existing and Proposed Canadian Financing, Manufacturing, and Research and Development Operations" in Item 1 of the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996.

     On July 3, 1995, there were, and as at the date hereof there are, a total of one hundred shares of Tirex Canada stock issued and outstanding. In order to position the Company to be eligible for Canadian government sponsored financial incentives, on July 3, 1995, the Company transferred 51 of the 100 Tirex Canada shares to Kenneth J. Forbes. Mr. Forbes, a shareholder and a former director of the Company, is an officer and director of Tirex Canada. He agreed to hold such shares pursuant to the terms and provisions of a Shareholders Agreement (the "Tirex Canada Shareholders Agreement") which provided, among other things, for:
(I) Mr. Forbes to retain complete voting control over all shares held by him so as to assure "control" by Canadian Residents; (ii) Tirex Canada's right to redeem the shares held by the record holder in amounts equal to any number of shares of Tirex Canada which may be sold to private investors who are also Canadian the Company's (this will prevent Company's ownership interest in Tirex Canada from being diluted to less than 49%; (iii) Company's right to direct the transfer of all or any part of such shares to other individuals who are officers and directors of the Company, so long as such other individuals are also Canadian Residents who will hold such shares in accordance with the terms of the Tirex Shareholders Agreement; (iv) the ability of the Company to eventually regain 100% ownership of Tirex Canada at such time as such ownership will not contravene any Canadian regulations respecting financial aid and assistance to Tirex Canada or tax benefits to private Canadian investors, and (v) the escrow of all shares subject to the Tirex Canada Shareholders Agreement.

     On February 8, 1996, in accordance with the terms of the Tirex Canada Shareholders Agreement, at the request of the Company, Mr. Forbes transferred a total of 34 of the 51 Canadian Shares held of record by him to Louis V. Muro and Terence C. Byrne, in equal parts. Pursuant to an Amendment to the Tirex Canada Shareholders Agreement, Messrs. Muro and Byrne, who are officers and directors of both the Company and Tirex Canada, joined as parties to such Agreement and agreed to hold such shares pursuant to the terms and provisions thereof. On August 21, 1997, in accordance with the terms of the Tirex Canada Shareholders Agreement, at the request of the Company, Mr. Forbes transferred the remaining 17 shares held by him to Terence C. Byrne, the Company's president and Chief Executive Officer.

New Employment Agreement With Ms. Levine

     From January 18, 1995 through and including December 21, 1996, Frances Katz Levine was employed by the Company as its Secretary and General Counsel under the terms of an employment agreement dated January 18, 1995 (the "First Levine Employment Agreement"). On December 22, 1996, Ms. Levine resigned her positions as Secretary, General Counsel, and as a Director of the Company. Her resignation was not caused by any disagreement with the Company on any matter relating to the Company's operations, policies, or practices. Following her resignation from the foregoing positions, Ms. Levine has continued to be employed by the Company as its in-house Corporate and United States Securities Counsel pursuant to the terms of her employment agreement, dated December 22, 1996 (the "Second Levine Employment Agreement"). The Principal terms and conditions of the First and the Second Levine Employment Agreements, other than the commencement and termination dates and the positions and exact nature of duties and responsibilities, are essentially identical, except also for terms which were added in order to insure that benefits and rights earned under the First Employment Agreement would not be lost to Ms. Levine perforce of the foregoing changes. On May 1, 1997, the Second Levine Employment Agreement was amended to explicitly state the original intent of the parties that Ms. Levine would remain eligible to receive a discretionary bonus for each year (or portion thereof) during which Ms. Levine had served as Secretary and General Counsel under the First Levine Employment Agreement. For a discussion in more detail of the terms and conditions of both the First and the Second Levine Employment Agreements, reference is made to the information contained above in Item 10 of this report, "Executive Compensation - Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

Extension of Employment Agreements With Mr. Byrne and Mr. Muro

     The Company is a party to employment agreements with Terence C. Byrne, its President and CEO and with Louis V. Muro, its Vice President in Charge of Engineering. On May 1, 1997, the parties amended these employment agreements so as to extend the term of Mr. Byrne's agreement until December 31, 2003 and Mr. Muro's agreement until December 31, 2000. No other changes were made pursuant to these amendments. For a discussion in more detail of the terms and conditions of the Company's employment agreements with Mr. Byrne and Mr. Muro, reference is made to the information contained above in Item 10 of this report, "Executive Compensation - Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

Executive Agreement With John L. Threshie, Jr.

     On February 20, 1997, the Company entered into an employment agreement with John L. Threshie, Jr., pursuant to which Mr. Threshie is employed as the Company's Vice President of Operations. The agreement was made effective as of January 1, 1996, the date when Mr. Threshie began serving in such capacity. Since December 22, 1996, pursuant to the terms of the agreement, he has also served as Secretary of the Company. The agreement is for a three-year term ending December 31, 1998 and calls for compensation at the annual rate of $50,000. For a discussion in more detail of the Executive Agreements, reference is made to the information contained above in Item 10 of this report, "Executive Compensation - Employment Contracts and Termination of Employment and Change-in-Control Arrangements".

Executive Agreement With V.J. Kashru

     On April 29, 1997, the Company entered into an employment agreement with Vijay Kachru, pursuant to which Ms. Kachru is employed an Director of Market Development. The Agreement was made effective as of September 1, 1996, the date when Ms. Kachru began serving in such capacity. The Agreement is for a three-year term ending August 31, 1999 and calls for compensation during the term of the agreement, in the following amounts: (i) through and until March 31, 1998, ninety thousand Canadian dollars (CAN $90,000) per year; (ii) Commencing as of February 1, 1998, ninety thousand United States dollars (US $90,000) per year. For a discussion in more detail of the Executive Agreements, reference is made to the information contained above in Item 10 of this report, "Executive Compensation - Employment Contracts and Termination of Employment and Change-in-Control Arrangements".

Issuance of Stock to Mr. Muro as Compensation for Past Services

     Mr. Muro served as Secretary of the Company from December 29, 1992 until March 1994 and as the Company's president from March 1994 until January 18, 1995. Mr. Muro received no compensation for any of the foregoing services, but served on the basis of an understanding that he would be fairly and equitably compensated. On January 17, 1997, the Board of Directors authorized the issuance of a total of 1,113,636 shares of the Common Stock of the Company pursuant to Mr. Muro's agreement to accept as compensation in for all services rendered prior to January 18, 1995 at the same rate as he has been entitled to receive for his services since such date. Based upon the foregoing, Mr. Muro was entitled to payment of three hundred and six thousand, two hundred fifty dollars ($306,250) in respect of his pre-1995 services. The number of shares so issued was calculated on the basis of one hundred and fifty percent (150%) of the average of the bid and ask prices of the Company's common stock, as traded in the over-the-counter market and reported in the electronic bulletin board of the NASD, during the calendar years of 1993 and 1994. The Company's stock was traded only sporadically during such time. Therefore, calculations were based upon the fifteen months during 1993 and 1994 when actual trading took place and for which it was possible to obtain information. The average of the high and low closing prices of the common stock of this corporation, as traded in the over-the-counter market during such fifteen month period, which the Company was able to obtain, was approximately $.18333 per share.

Amendment to NAIS Corp Consulting Agreement

     On May 3, 1997, the Company entered into a Financial Consulting Agreement (the "NAIS Consulting Agreement") with The NAIS Corp.("NAIS"), pursuant to which NAIS was retained for a period of three years for compensation consisting of 5,231,092 (the "NAIS Shares") at a price of $.001 per share (the "NAIS Shares") is a corporation under the control of Mr. Jack Ehrenhause. For a discussion in more detail of the terms and conditions of the NAIS Consulting Agreement, reference is made to the Company's Current Report on For 8-K, dated as of June 24, 1997, and filed with the Commission on July 14, 1997 and the exhibits thereto. On July 1, 1997, the parties agreed to amend the NAIS Consulting Agreement to more clearly state their mutual intentions respecting the services to be performed by NAIS, which at all times had been limited to providing advice and opinions to the Corporation with respect to evaluating the managerial, professional, and financial requirements of the Company and advising and assisting the Company with respect to its budgetary and business plan requirements, marketing, stockholder relations, public relations, financial arrangements, mergers, acquisitions, consolidations, joint ventures, and similar corporate transactions. The parties entered into the said amendment because they were concerned that certain activities stated in the NAIS Consulting Agreement as duties of NAIS were: (i) not expressive of the actual intentions of the parties and (ii) capable of being misconstrued as direct involvement in the effectuation of a private placement or public offering of the securities of the Company so as to be deemed to affect the underwriting compensation payable in connection therewith. No other changes were made to the terms and conditions of the NAIS Consulting Agreement. NAIS has the right to have the NAIS Shares registered and has demanded that such registration be effected. The Company intends to comply with such demand by filing with the Securities and Exchange Commission a registration statement on Form SB-2, including all of the NAIS Shares, as promptly as practicable following the date hereof.

Amendment of Stock Option held by CG TIRE, Inc.

     On April 24, 1997, the Company granted to CG TIRE, Inc. (CGT) an option to purchase at a per share price equal to fifty percent (50%) of the average of the final bid and ask prices of the common stock of Tirex, as quoted in the NASDAQ electronic Bulletin Board during the ten business days preceding the date of a notice of exercise given by the CG TIRE, all, or any part of, the number of shares of the common stock of Tirex which would constitute, upon their issuance, ten percent (10%) of the common stock of Tirex, issued and outstanding, on a fully diluted basis (the "CGT Option"). As of August 13, 1997, the Company agreed to amend the CGT Option with respect to the purchase price for a certain portion of the CGT Option which CGT had wished to, but pursuant to the request of the Company, did not, exercise as at that date. For a discussion in detail of the terms of the CGT Option and the consideration received by the Company therefor, see footnote (4) to the Principal Shareholders Table, included, above in Item 11. of this Report, "Security Ownership of Certain Beneficial Owners and Management".

Amendment of Stock Restriction Agreements.

     All shares issued or transferred, either as Directors Shares or Compensation Shares to Mr. Byrne, Mr. Muro, and Ms. Levine so issued or transferred subject to the terms of certain stock restriction agreements (the "Stock Restriction Agreements") between the Company and each of such persons. Such Agreements were amended on May 30, 1996 and on May 1, 1997. Prior to the amendments described below, the Stock Restriction Agreements subjected all of the Directors and Compensation Shares to restrictions on transfer for a period of three years, except for a limited number of shares which were allowed to be sold pursuant to Rule 144 after two years, and to forfeiture in the event that employment with the Company was terminated prior to the expiration of the three-year terms of the respective Executive Agreements.

Amendments to Stock Restriction Agreements.

     On May 30, 1996, an the Company and each of the executive officers entered into amendments to their respective Stock Restriction Agreements (hereinafter, the "Amended Stock Restriction Agreements"), which acknowledged the amendments made concomitantly therewith to the Executive Agreements respecting the issuance of Compensation Shares in lieu of cash compensation under the Executive Agreements and the possibility of the registration of all or part of such shares pursuant to a registration statement on Form S-8. On May 1, 1997, the Amended Stock Restriction Agreements were further amended so as to reflect certain changes in Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"), and to shorten the period required before Compensation Shares of the Company's common stock, are permitted to be included in a registration statement on Form S-8. The Amended Stock Restriction Agreements provide, among other things, that: (i) all Compensation Shares will be issued and held pursuant to the terms of one single stock restriction agreement rather than one stock restriction agreement for each stock issuance, as had been the case prior to such amendment; (ii) under certain circumstances, and within the limitations of Rule 144, the Directors Shares and the Compensation Shares held by affiliates are eligible for sale by the holders thereof one year after they were acquired from the Company and (ii) to the extent that they are eligible, commencing eighteen months after their issuance, such shares can registered for sale to the public pursuant to a registration statement on Form S-8 which includes a Reoffer Prospectus; (iii) there had been a mutual error on the part of the Company and each of the executive officers respecting the effect of the forfeiture clauses contained in the Stock Restriction Agreements on the commencement of the executive officers' beneficial ownership of the stock subject thereto insofar as such provisions would operate to delay the commencement of the two year holding period for purposes of Rule 144 until after the expiration of the three-year term of the Executive Agreements. The parties agreed further that such delay in the commencement of the Rule 144 holding period had at no time been the intent of any of them and that inclusion of such provision had therefore been an error ab initio (from the beginning). Because such forfeiture provision had been included in the Stock Restriction Agreements pursuant to an error on the part of all of the parties with respect to their meaning and effect, the parties agreed that such forfeiture provisions should be deemed to have been ab initio void and of no effect, that the Stock Restriction Agreements should be deemed never to have included such forfeiture provisions. More specifically, with respect to the foregoing effects of the amendments to the Stock Restriction Agreements:

     The effect of the foregoing amendments was twofold, in that: (i)

     (1) Rule 144 Sales. Rule 144 provides, among other things, that if certain information concerning the operating and financial affairs of the Company is publicly available, persons holding restricted securities for a period of one year may sell, in each subsequent three month period, up to that number of such shares equal to the greater of (I) one percent of the Company's outstanding common stock or (in the event that the Company's common stock shall be listed on a national exchange or included in the National Association of Securities Dealers Automated Quotation System ["NASDAQ"]), (ii) the average weekly reported volume of common stock trading during the four calendar weeks preceding the filing of a notice of proposed sale. All executive officers, directors, and holders of ten percent or more of the issued and outstanding common stock of the Company may be deemed to be "affiliates" of the Company for purposes of Rule 144. If a period of at least two years has elapsed since stock was acquired from the Company or from an affiliate of the Company, then persons, who have not been affiliates of the Company for a period of at least three months, may sell such stock without any limitations or restrictions.

     (2) Offers and Sales Pursuant to Registration on Form S-8. Form S-8 provides special and simplified registration procedures for employee benefit plans and/or the employer's securities that can be purchased pursuant to the plan. A Form S-8 registration statement becomes automatically effective upon filing with the Securities and Exchange Commission. Form S-8 can be utilized by a reporting company (a company which files annual, quarterly, and certain other reports pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934) to be offered to, or which have been acquired by, its employees pursuant to any written option, purchase savings, bonus, appreciation, profit sharing, thrift, incentive, pension, or similar plan, or a written compensation contract. For purposes of registration under Form S-8, "written compensation contracts" include individually negotiated contractual agreements and the term, "employee" includes,

          (in addition to employees), officers, directors, consultants, and advisors, provided they render services not connected with offers or sales of securities in a capital raising transaction. For purposes of eligibility for registration under a Form S-8:

          (a) The employment agreements which the Company has entered into with each of its executive officers, as well as the directors compensation agreements with Messrs. Sanzaro and Crossley and the employment agreement with Ms. Levine are individually negotiated written compensation contracts constituting Employee Benefit Plans, as defined in Rule 405 of the Securities Act of 1933;

          (b) All of the Compensation Shares are considered to be "restricted securities" insofar as they were issued under an employee benefit plan pursuant to a Securities Act exemption prior to their inclusion in a registration statement on Form S-8;

          (c) Reoffers and resales of restricted securities may only be made pursuant to a registration statement on Form S-8 by means of a separate "reoffer prospectus", which is prepared in accordance with the requirements of Part I of Form S-3 and included in, and filed with, such registration statement. Restricted securities may be included in a reoffer prospectus only if they have been acquired by the selling shareholder prior to the filing of the registration statement;

          (d) If, at the time of filing a registration statement on Form S-8, the company whose securities are being registered, does not satisfy the requirements for use of Form S-3, then the number of shares to be reoffered or resold by means of the reoffer prospectus included in such registration statement by each selling shareholder may not exceed, during any three month period, the greater of (i) one percent of the outstanding class of such securities (or, if such registrant's securities are listed on a national exchange or included in NASDAQ,) (ii) the average weekly reported volume of common stock trading during the four calendar weeks preceding the filing of the Form S-8 registration statement. The Company has not, does not currently, and will not for at least the twelve-month period following May 27, 1996, satisfy the registrant requirements for use of Form S-3. The foregoing amount limitations on the number of shares which may be reoffered and resold by each selling shareholder are therefore applicable to all reoffer prospectuses forming part of any S-8 registration statement heretofore filed by the Company or hereafter filed by the Company for at least the twelve months following the filing date of this report.

3.  Resales of Stock by Executive Officers
     Pursuant to Rule 144 and Form S-8 Registration.

     Although the number of shares which may be sold by any individual executive officer of the Company pursuant to either Rule 144 or a Form S-8 reoffer prospectus, is limited as described above, it should be noted that such volume limitations are exclusive of each other. (Rule 144(e) provides that securities sold pursuant to an effective registration statement (such as a Form S-8) need not be included in determining the amount of securities sold in reliance upon Rule 144. In the most practical and simple terms, this means that, as at such time that the Rule 144 one-year holding period is satisfied for common stock held by such persons, each of the persons discussed above would be entitled to sell, under Rule 144, a number of shares equal to one percent of the total issued and outstanding common stock of the Company every three months. In addition, each such person could also sell an equal amount of shares pursuant to an S-8 registration every three months. Such sales could have a depressive effect on the price of the shares of the Company's common stock in the public market. Such sales could also adversely affect the Company's ability to raise capital at that time through the sale of its equity securities as well as its ability to make acquisitions using its shares of Common Stock.

4.  Possible Conflicts of Interest

     Messrs. Byrne and Muro hold the bulk of the Company's shares which could be eligible for an S-8 registration or sale under Rule 144. These same individuals comprise two of the three members of the executive committee of the Company's board of directors which has the power to authorize the issuance, as well as the S-8 registration of, Compensation Shares (and any other securities of the Company, such as stock bonus shares). As clearly demonstrated, the Company's executive officers have, since January of 1995 (except Mr. Muro who has done so since 1993), unstintingly devoted their full-time efforts to the goal of establishing and developing the Company's business. For most of such periods, none of them have received more than minimal cash compensation plus unregistered shares of the Company's common stock which at the time of issuance had no or only minimal value. Moreover, the stock which they received in compensation for their services cannot and will not ever have any significant value other than that which will arise directly out of the success of the efforts of such individuals in attaining the aforesaid goals. All members of the Company's board of directors believe that the Company's executive officers have at all times acted, and will continue to act, in complete accord with their fiduciary duties to the Company's shareholders. It should be noted, however, that such persons could have possible conflicts of interest in authorizing the issuance and/or registration of securities of the Company, including but not limited to Compensation Shares. The market price of the Company's common stock, the Company's ability to raise capital through the sale of its equity securities, and the Company's ability to make acquisitions using its shares of common stock could be adversely affected by such conflicts of interest. Management is sensitive to this potential problem and therefore intends, at such time as it has the financial and personnel resources to do so, to establish a special committee of the board of directors composed of disinterested or outside directors, or another equivalent body, charged with the exclusive authority to determine when and if shares issued by way of compensation to its executive officers should be the subject of an S-8 registration. The Company also intends to adopt stock options and stock bonus plans in which its directors, officers, and employees will be eligible to participate.

Issuance of stock in Lieu of Salaries and Consulting Fees

     During the years ended June 30, 1997 and 1996, the Company's executive officers and, since December 22, 1996, its in-house corporate and securities counsel, have waived substantial portions of their salaries and unreimbursed expenses made by them on behalf, and for the account, of the Company, and have accepted shares of the Company's common stock in lieu thereof. In connection therewith:

Year ended June 30, 1996

     For the one-month period which commenced on July 1, 1995 and ended on July 31, 1995, Mr. Byrne waived payment of $20,833.34 and Ms. Levine waived payment of $12,500. In connection therewith, on July 25, 1995, the Company authorized the issuance 138,888 shares to Mr. Byrne and 83,334 shares to Ms. Levine. The number of shares issued to Mr. Byrne and Ms. Levine at such time was calculated on the basis of 50% of the average of the bid and ask price for the Company's stock (approximately $.30 per share) during the nine-day period preceding July 25, 1995.

     For the three and one-half month period which commenced on August 1, 1995 and ended on November 15, 1995, Mr. Byrne waived payment of $66,971 and Ms. Levine waived payment of $43,750. In connection therewith, on November 15, 1995, the Company authorized the issuance 446,112 shares to Mr. Byrne and 291,667 shares to Ms. Levine. The number of shares issued to Mr. Byrne and Ms. Levine at such time was calculated on the basis of 50% of the average of the bid and ask price for the Company's stock (approximately $.30 per share) during the two-week period preceding November 15, 1995.

     For the three-month period which commenced on July 1, 1995 and ended on September 30, 1995, Mr. Muro waived payment of $37,500 in unpaid consulting fees. In connection therewith, on January 1, 1996, the Company authorized the issuance 250,000 shares to Mr. Muro. The number of shares issued to Mr. Muro at such time was calculated on the basis of 50% of the average of the bid and ask price for the Company's stock (approximately $.30 per share) during the three-month period ended September 30, 1995.

     For the one and one-half month period which commenced on November 16, 1995 and ended on December 31, 1995, Mr. Byrne waived payment of $31,250 and Ms. Levine waived payment of $18,750 In connection therewith, on January 1, 1996, the Company authorized the issuance 284,091 shares to Mr. Byrne and 170,455 shares to Ms. Levine. The number of shares issued to Mr. Byrne and Ms. Levine at such time was calculated on the basis of 50% of the average of the bid and ask price for the Company's stock (approximately $.22 per share) during the three-month period ended December 31, 1995.

     For the three-month period which commenced on October 1, 1995 and ended on December 31, 1995, Mr. Muro waived payment of $37,500 in unpaid consulting fees. In connection therewith, on January 1, 1996, the Company authorized the issuance 340,910 shares to Mr. Muro. The number of shares issued to Mr. Muro at such time was calculated on the basis of 50% of the average of the bid and ask price for the Company's stock (approximately $.22 per share) during the three-month period ended December 31, 1995.

     For the three-month period which commenced on January 1, 1996 and ended on March 31, 1996, Mr. Byrne waived payment of $57,864.50, Ms. Levine waived payment of $37,500, and Mr. Muro waived payment of $35,457. In connection therewith, on April 1, 1996, the Company authorized the issuance 526,041 shares to Mr. Byrne, 340,910 shares to Ms. Levine, and 322,337 to Mr. Muro. The number of shares issued at such time was calculated on the basis of 50% of the average of the bid and ask price for the Company's stock (approximately $.22 per share) during the three-month period ended March 31, 1996.

     For the two and one-half month period which commenced on January 15, 1996 and ended on March 31, 1996, Mr. Threshie waived payment of $10,416 in unpaid compensation. In connection therewith, on April 2, 1996, the Company authorized the issuance 94,691 shares to Mr. Threshie. The number of shares issued to Mr. Threshie at such time was calculated on the basis of 50% of the average of the bid and ask price for the Company's stock (approximately $.22 per share) during the three-month period ended March 31, 1996.

     For the three-month period which commenced on April 1, 1996 and ended on June 30, 1996, Mr. Byrne waived payment of $55,711, Ms. Levine waived payment of $37,500, Mr. Muro waived payment of $31,952, and Mr. Threshie waived payment of $11,898. In connection therewith, in the period subsequent to that covered by this report, on July 12, 1996, the Company authorized the issuance 280,943 shares to Mr. Byrne, 189,170 shares to Ms. Levine, 161,120 to Mr. Muro, and 61,015 to Mr. Threshie. The number of shares issued at such time was calculated on the basis of 50% of the average of the bid and ask price for the Company's stock (approximately $.39 per share) during the three-month period ended June 30, 1996.

Year Ended June 30, 1997

     For the fiscal quarter ended September 30, 1996, Mr. Byrne waived payment of $51,769, Ms. Levine waived payment of $31,062, Mr. Muro waived payment of $29,324, and Mr. Threshie waived payment of $9,945. In connection therewith, on September 30, 1996, the Company authorized the issuance 329,738 shares to Mr. Byrne, 197,847 shares to Ms. Levine, 186,777 to Mr. Muro, and 62,392 to Mr. Threshie. The number of shares issued at such time was calculated on the basis of 50% of the average of the bid and ask price for the Company's stock

(approximately $.314 per share) during the three-month period ended September 30, 1996. On April 28, 1997, The Company authorized the issuance to Ms. Kachru of 32,396 shares in lieu of $5,475 in salary waived by her for services performed during the month of September 1996. The number of shares issued to Ms. Kachru was calculated on the basis of the price of the Company's common stock during the quarter ended September 30, 1996.

     For the fiscal quarter ended December 31, 1996, Mr. Byrne waived payment of $40,966, Ms. Levine waived payment of $33,446, Mr. Muro waived payment of $23,910, Mr. Threshie waived payment of $12,074, and Ms. Kachru waived payment of $9,819. In connection therewith, on January 17, 1997, the Company authorized the issuance 285,876 shares to Mr. Byrne, 233,402 shares to Ms. Levine, 166,853 to Mr. Muro, and 84,260 to Mr. Threshie. On April 28, 1997, The Company authorized the issuance to Ms. Kachru of 68,520 shares in lieu of salary waived by her for services performed during this quarter.The number of shares issued at such time was calculated on the basis of 50% of the average of the bid and ask price for the Company's stock (approximately $.314 per share) during the three-month period ended December 31, 1996.

     For the fiscal quarter ended March 31, 1997, Mr. Byrne waived payment of $41,836, Ms. Levine waived payment of $30,554, Mr. Muro waived payment of $22,732, Mr. Threshie waived payment of $1,934, and Ms. Kachru waived payment of $6,715. In connection therewith, on April 28, 1997, the Company authorized the issuance 195,495 shares to Mr. Byrne, 142,776 shares to Ms. Levine, 106,224 to Mr. Muro, 9,037 to Mr. Threshie, and 31,383 to Ms. Kachru. The number of shares issued at such time was calculated on the basis of 50% of the average of the bid and ask price for the Company's stock (approximately $.314 per share) during the three-month period ended March 31, 1997.

     For the fiscal quarter ended June 30, 1997, Mr. Byrne waived payment of $52,972, Ms. Levine waived payment of $41,640, Mr. Muro waived payment of $22,524, Mr. Threshie waived payment of $3,140, and Ms. Kachru waived payment of $5,905. In connection therewith, on April 28, 1997, the Company authorized the issuance 319,108 shares to Mr. Byrne, 250,843 shares to Ms. Levine, 135,686 to Mr. Muro, 18,915 to Mr. Threshie, and 35,572 to Ms. Kachru. The number of shares issued at such time was calculated on the basis of 50% of the average of the bid and ask price for the Company's stock (approximately $.314 per share) during the three-month period ended June 30, 1997.

Subsequent Period

     During the approximately three and one-half months since the end of fiscal 1997, the Company's executive officers and in-house corporate and securities counsel, have continued to waive substantial portions of their salaries and unreimbursed expenses made by them on behalf, and for the account, of the Company. To date not shares have been issued in connection therewith.

Registration of Compensation Shares

The Company has filed with the Securities and Exchange Commission registration statements on Forms S-8 respecting the shares of its Common Stock issued to its executive officers and in-house corporate and securities counsel, as follows:

     (a) On July 22, 1996, the Company registered 220,000 shares for each of Mr. Byrne and Ms. Levine;

     (b) On March 21, 1997, the Company registered 166,174 shares for each of Mr. Byrne and Ms. Levine, 150,000 shares for Mr. Muro, and 50,000 shares for Mr. Threshie;

     (c) On August 27, 1997, the Company registered 221,572 shares for Mr. Byrne, 291,667 shares for Ms. Levine, 242,746 shares for Mr. Muro, and 50,000 shares for Mr. Threshie.

     Unless circumstances compel otherwise, management intends to file additional Form S-8 registration statements for reoffers and resales of additional Compensation Shares now held by, or in future issued to, its executive officers and other employees. The Company has not, does not currently, and will not for at least the twelve-month period following May 19, 1997, satisfy the registrant requirements for use of Form S-3. As a result, the number of shares of the Company's common stock which may be reoffered or resold by any individual selling shareholder pursuant to a reoffer prospectus included in any Form S-8 registration statement filed by the Company, may not exceed, during any three-month period, the greater of (i) one percent of the Company's outstanding common stock or, (in the event that the Company's common stock shall be listed on a national exchange or included in NASDAQ), (ii) the average weekly reported volume of common stock trading during the four calendar weeks preceding the filing of such reoffer prospectus.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

     The financial statements filed as a part of this report are as follows:

     Consolidated Balance Sheet - June 30, 1997

     Consolidated Statements of Operations for the years ended
        June 30, 1996 and 1997, and  cumulative
        for the period from inception (July 15, 1987) to June 30, 1997

     Consolidated Statements of Owners' Equity (Deficit) as at
       July 15, 1987 and June 30, 1988 - 1997

     Consolidated Statements of Cash Flows for the years ended June 30, 1996 and 1997 and cumulative for the period from inception (July 15,1987) to June 30, 1997

Financial Statement Schedules

     Financial statements schedules have been omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

Exhibits

     The exhibits filed as a part of this Report or incorporated herein by reference are as follows:

                                                                     Exhibits
                                                                   Incorporated
                                                                     Herein By
                                                                     Reference,
                                                                     Exhibit No.
                                                                     As Filed
                                                                   With Document
                                                                     Indicated
                                                                     ---------

1. (a) Underwriting Agreement (2)                                        1(a)
   (b) Selected Dealer Agreement (2)                                     1(b)
   (c) Escrow Agreement (2)                                              1(c)

2. (a) Agreement and Plan of Merger and
         Reorganization, dated May 9, 1989 (1)                           2
   (b) Certificate of Merger, filed with the
         Secretary of State of Delaware on June 8, 1989 (5)              2(b)
   (c) Certificate of Merger, filed with the
         Secretary of State of New Jersey on June 8, 1989 (5)            2(c)
   (d) Acquisition Agreement between the Company
         and Robert V. McCausland dated January 15, 1993 (7)             2
   (e) Acquisition Agreement among the Company,
         Patrick McLaren, Louis V. Muro and George
         Fattell, dated March 26, 1993 (8)                               2

3. (a) Certificate of Incorporation filed August 19, 1987 (2)            3(a)
   (b) Certificate of Amendment filed June 20, 1989 (5)                  3(b)
   (c) Certificate of Amendment filed March 10, 1993 (8)                 3
   (d) Certificate of Amendment filed December 5, 1995 (9)               3(e)
   (e) By-Laws (2)                                                       3(b)

4. (a) Specimen common stock certificate (3)                             4(a)
   (b) Specimen redeemable "A" common stock
         purchase warrant (1)                                            4(a)
   (c) Specimen redeemable "B" common stock
         purchase warrant (1)                                            4(b)
   (d) Specimen redeemable "C" common stock
         purchase warrant (1)                                            4(c)
   (e) Underwriter's Warrant (2)                                         4
   (f) Form of Option to John Hartley for the purchase
        of 20,000 shares of Preferred Stock (9)                          4(g)
   (g) Form of Exchangeable Option, Dated October 5,
        1995, to Sharon Sanzaro for the purchase of 560,000
        shares of common stock (9)                                       4(h)
   (h) Form of Exchangeable Option, Dated October 5,
        1995, to Raymond Pirraglia for the purchase of 140,000
        shares of common stock (9)                                       4(i)
   (i) Form of Exchangeable Option, Dated October 5,
        1995, to Terry Bentley for the purchase of 100,000
        shares of common stock (9)                                       4(j)
   (j) Form of Exchangeable Option, Dated January 1,
        1996, to Raymond Pirraglia for the purchase of 43,750
        shares of common stock(9)                                        4(k)
   (k) Form of Exchangeable Option, Dated January 1,
        1996, to Terry Bentley for the purchase of 31,250
        shares of common stock (9)                                       4(l)
   (l) Form of Exchangeable Option, Dated January 1,
        1996, to Sharon Sanzaro for the purchase of 175,000
        shares of common stock (9)                                       4(m)
   (m) Specimen Preferred Stock Certificate (9)                          4(f)
   (n) Form of Exchangeable Option, Dated as of March 31,
        1996, to Raymond Pirraglia for the purchase of 43,750
        shares of common stock (12)                                      4(n)
   (o) Form of Exchangeable Option, Dated as of March 31,
        1996, to Terry Bentley for the purchase of 31,250
        shares of common stock (12)                                      4(o)
   (p) Form of Exchangeable Option, Dated as of March 31,
        1996, to Sharon Sanzaro for the purchase of 175,000
        shares of common stock (12)                                      4(p)
   (q) Form of Exchangeable Option, Dated July 1,
        1996, to Raymond Pirraglia for the purchase of 43,750
        shares of common stock (12)                                      4(q)
   (r) Form of Exchangeable Option, Dated July 1,
        1996, to Terry Bentley for the purchase of 31,250
        shares of common stock (12)                                      4(r)
   (s) Form of Exchangeable Option, Dated July 1,
        1996, to Sharon Sanzaro for the purchase of 175,000
        shares of common stock (12)                                      4(s)
   (t)  Form of Option, Dated April 24, 1997 to CG TIRE, INC.
         for the purchase of up to 10% of the common stock of Registrant

10.(a) Consulting Agreement among Concord and
         Stamford Financial Consulting, dated August 31, 1987 (2)        10
   (b) Letter between Concord and Stamford
         Financial Consulting, dated January 1987 (2)                    10(e)
   (c) Employment Agreement between the Company
         and J. R. Goldstein (1)                                         28(h)
   (d) Employment agreement between the Company
         and Peter Stratton (1)                                          28(i)
   (e) Employment agreement between the Company
         and Robert Kopsack (1)                                          28(j)
   (f) Certificate of need approval letter
         from the NJ Department of Health,
         dated August 1, 1988 (3)                                        10(e)
   (g) Architectural approval letter from
         the NJ Department of Health, dated
         August 4, 1988 (3)                                              10(f)
   (h) Letter of understanding from the
         NJ Department of Human Services,
         dated July 12, 1988 (3)                                         10(g)
   (i) Occupancy Contract, dated July 18, 1988
         between the NJ City Health Care Corp. and
         the Company for use of sixteenth floor,
         Jersey City Medical Center (1)                                  10(f)
   (j) Reimbursement letter, dated July 27, 1988
         from CIGNA Healthplan of Northern New
         Jersey, Inc. (1)                                                28(g)
   (k) Letter of Support, dated August
         29, 1988 from Northern New Jersey
         Health Planning Council (3)                                     10(k)
   (l) Letter of Support, dated August 23,
         1988 from Orange General Hospital (3)                           10(k)
   (m) Letter of Support, dated October 25,
         1988 from New Jersey Buddies (3)                                10(l)
   (n) Letter of Support, dated September 14,
         1987 from Hyacinth Foundation (3)                               10(m)
   (o) Letter of Support, dated August 12,
         1988 from The Jersey City Mayor's
         AIDS Task Force (3)                                             10(n)
   (p) Letter of Support, dated August 19, 1988
         from Regional Health Planning Council (3)                       10(o)
   (q) Letter of Support, dated December 16,
         1987 from the University of Medicine
         & Dentistry of New Jersey (3)                                   10(p)

   (r) Letter of Support, dated July 19, 1988
         from United Hospitals Medical Center (3)                        10(q)
   (s) Letter of Support, dated July 19, 1988
         from the Public Health Nursing Agency of
         Warren County (3)                                               10(r)
   (t) Letter of Support, dated August 2, 1988
         from Hackettstown Community Hospital (3)                        10(s)
   (u) Letter of Support, dated July 25, 1988
         from Irvington General Hospital (3)                             10(t)
   (v) Letter of Support, dated July 25, 1988
         from Catholic Community Services (3)                            10(u)
   (w) Letter of Support, dated July 21, 1988
         from the Inter County Council on
         Drug and Alcohol Abuse, Inc. (3)                                10(v)
   (x) Letter of Support, dated July 26, 1988
         from the Hospital Center at Orange (3)                          10(w)
   (y) Letter of Support, dated July 21, 1988
         from the Health Force of Essex County (3)                       10(x)
   (z) Letter of Support, dated July 21, 1988
         from Barnert Memorial Hospital Center (3)                       10(y)
   (aa) Letter of Support, dated July 19, 1988
         from Union Hospital (3)                                         10(z)
   (bb) Letter of Support, dated July 19, 1988
         from Saint Barnabas Medical Center (3)                          10(aa)
   (cc) Letter of Support, dated July 21, 1988
         from Meadowlands Hospital Medical Center (3)                    10(bb)
   (dd) Letter of Support, dated August 26, 1988
         from Integrity, Inc. (3)                                        10(cc)
   (ee) Letter of Support, dated September 6,
         1988 from Morristown Memorial Hospital (3)                      10(dd)
   (ff) Letter of Support, dated August 4, 1988
         from The Mountainside Hospital (3)                              10(ee)
   (gg) Letter of Support, dated August 12, 1988
         from Hunterdon Medical Center (3)                               10(ff)
   (hh) Letter of Support, dated July 26, 1988
         from C.U.R.A., Inc. (3)                                         10(gg)
   (ii) Certificate of need approval letter for
         home health care services from the NJ
         Department of Health, dated June 28, 1989 (6)                   10(ii)
   (jj) Demand Note and Letter Agreement, dated
         September 19, 1989 between the Company and
         Citizens First National Bank of New Jersey (6)                  10(jj)
   (kk) Promissory Note, dated September 2, 1987
         between the Company and Dorothy Goldstein (6)                   10(kk)

   (ll) Promissory Note, dated September 2, 1987
         between the Company and American Bronze Corp. (6)               10(ll)
   (mm) Promissory Note, dated November 23, 1988
         between the Company and Joseph Ritt (6)                         10(mm)
   (nn) Promissory Note, dated August 26, 1988
         between the Company and Peter D. Stratton (6)                   10(nn)
   (oo) Promissory Note, dated April 24, 1988
         between the Company and Robert E. Kopsack (6)                   10(oo)
   (pp) Promissory Note, dated December 5, 1988
         between the Company and
         Goldstein & Stratton Associates (6)                             10(pp)
   (qq) Promissory Note, dated September 16, 1987
          between the Company and J. Richard Goldstein (6)               10(qq)
   (rr) Executive Agreement, dated Jan 18, 1995,
         between the Company and Terence C. Byrne (9)                    10(rr)
   (ss) Executive Agreement, dated Jan 18, 1995,
         between the Company and Frances Katz Levine (9)                 10(ss)
   (tt) Stock Restriction Agreements, dated Jan 18, 1995,
         June 1, 1995, and July 31, 1995 between the Company
         and Terence C. Byrne (9)                                        10(tt)
   (uu) Stock Restriction Agreements, dated Jan 18, 1995,
         June 1, 1995, July 31, 1995 between the Company
         and Frances Katz Levine (9)                                     10(uu)
   (vv) Consultant Agreement, dated Jan 18, 1995,
         between the Company and Louis V. Muro (9)                       10(vv)
   (ww) Executive Agreement, dated Jan 1, 1996,
         between the Company and Louis V. Muro (9)                       10(ww)
   (xx) Distribution Agreement dated April 4, 1995,
          between the Company and Floogle Ltd.,
          as amended effective January 12, 1996* (9)                     10(xx)
   (yy) Sales Representation Agreement, dated July 25, 1995,
         between the Company and Contesa Consultores
         Tecnicos Especiales, S.A.*  (9)                                 10(yy)
   (zz) Marketing Services Agreement, dated July 25, 1995,
         between the Company and Contesa Consultores
         Tecnicos Especiales, S.A.  (9)                                  10(zz)

   (aaa) Superseded "Purchase and Option" Agreement, dated
           June 6, 1995, between the Company and
           Ocean/Ventures III, Inc.(9)                                   10(aaa)

   (bbb)   Revised  "Letter"  Agreement,  dated October 5, 1995,  among
           Tirex Canada, the Company, and Ocean/Ventures III, Inc. with Maintenance Agreement, of even date therewith, among Tirex
           Canada, the Company, and Ocean/Ventures III,
           Inc., as exhibit thereto. (9)                                 10(bbb)
   (ccc) License Agreement, dated October 5, 1995, among
           Tirex Canada, the Company and
           Ocean/Ventures III, Inc. (9)                                  10(ccc)
   (ddd) Master Lease Agreement, dated October 19, 1995,
           between the Company and Ocean/Ventures III, Inc. (9)          10(ddd)
   (eee) Lease Agreement, dated October 19, 1995,
           among Tirex Canada, the Company, and
           Ocean/Ventures III, Inc. re: 1st TCS-1 System (9)             10(eee)
   (fff) Sales Representation Agreement, dated November 3, 1995, between the Company and Sipael S.r.l.,  via C. Manassei 77,
           Roma 00151, Italy
           Tecnicos Especiales, S.A (9)                                  10(fff)
   (ggg) License Agreement , dated as of July 3, 1995 between
           the Company and Tirex Canada (9)                              10(ggg)
   (hhh) Shareholders Agreement, dated as of July 3, 1995, as amended February 8, 1996 among the Company,
           Tirex Canada, Kenneth J. Forbes, Terence C. Byrne,
           and Louis V. Muro (9)                                         10(hhh)
   (iii) Consulting Agreement, dated as of October 5, 1995, between
            the Company and Terry L. Bentley. (10)                       4.1
   (jjj) Consulting Agreement, dated as of October 5, 1996, between
            the Company and Sharon Sanzaro. (10)                         4.2
   (kkk) Consulting Agreement, dated as of October 5, 1996, between
            the Company and Raymond Pirraglia. (10)                      4.3
   (lll) Special Compensation Agreement, dated April 1, 1996,
            between the Company and Terence C. Byrne (11)                4.5
   (mmm) Special Compensation Agreement, dated April 1, 1996,
            between the Company and Frances Katz Levine (11)             4.6
   (nnn) Amendment No. 1 dated May 30, 1996, to Executive
            Agreement, dated Jan. 18, 1995, between the Company
            and Terence C. Byrne (11)                                    4.7
   (ooo) Amendment No. 1 dated May 30, 1996, to Executive
            Agreement, dated Jan. 18, 1995, between the Company
            and Frances Katz Levine (11)                                 4.8
   (ppp) Amendment No. 1 dated May 30, 1996, to Stock Restriction
            Agreement, dated June 1, 1995, between the Company
            and Terence C. Byrne (11)                                    4.9

   (qqq) Amendment No. 1 dated May 30, 1996, to Stock Restriction
            Agreement, dated June 1, 1995, between the Company
            and Frances Katz Levine (11)                                 4.9
   (rrr) Special Compensation Agreements, dated June 1, 1995,
              July 25, 1995, November 15, 1995, and March 18, 1996
          between the Company and Terence C. Byrne (12)                  10(rrr)
   (sss) Special Compensation Agreements, dated June 1, 1995,
              July 25, 1995, November 15, 1995, and March 18, 1996
          between the Company and Frances Katz Levine (12)               10(sss)
   (ttt) Special Compensation Agreements, dated November 15, 1995 and March 18, 1996, and April 1, 1996
              between the Company and Louis V. Muro (12)                 10(ttt)
   (uuu) Letter dated October 14, 1996 from Ocean/Venture III, Inc.
              to Tirex America Inc. (12)                                 10(uuu)
   (vvv) English translation of Agreement for Financial Assistance for Technology Development between La Societe Quebecoise
              de Recuperation et de Recyclage and
              Tirex Canada Inc. (12)                                     10(vvv)
   (www) Commitment, dated April 11, 1996, from the
              Industrial Recover Program for Southwest Montreal,
              for a loan of up to $500,000 (Canadian) (12)               10(www)
   (xxx) Amendment No. 1 to Stock Restriction Agreement
              of January 18, 1995, dated May 30, 1996, between
              the Company and Terence C. Byrne. (12)                     10(xxx)
   (yyy) Amendment No 1. to Stock Restriction Agreement
              of January 18, 1995, dated May 30, 1996,
              between the Company and Frances Katz Levine. (12)          10(yyy)
   (zzz) Financial Consulting Agreement, dated May 3, 1997,
              between Registrant and The NAIS Corp. (15)                 10
   (aaaa)Amendment, dated July 1, 1997, to Financial
              Consulting   Agreement,   dated  May  3,  1997,   between
              Registrant and the NAIS Corp.
   (bbbb)Employment Agreement, effective as of January 1, 1996, between
            Registrant and John L. Threshie, Jr. (13)                    4.4
   (cccc)Employment Agreement, dated April 29, 1997, between Registrant and Vijay Kachru
   (dddd)Amendment No.2, dated May 1, 1997, to Stock Restriction
            Agreement of April 1, 1996, between Registrant and Louis V. Muro
   (eeee)Amendment No. 2, dated May 1, 1997, to Stock Restriction
            Agreement of June 1, 1995 between Registrant and Terence C. Byrne
   (ffff)Amendment No. 2, dated May 1, 1997, to Stock Restriction

            Agreement of June 1, 1995 between Registrant
            and Frances Katz Levine
   (gggg)Employment Agreement, dated December 22, 1997, between Registrant and Frances Katz Levine
   (hhhh)Amendment, dated May 1, 1997, to Employment Agreement of December 22, 1996, between Registrant and
            Frances Katz Levine
   (iiii)Amendment, dated May 1, 1997, to Employment Agreement of January 18, 1995, between Registrant and
            Terence C. Byrne
   (jjjj)Amendment, dated May 1, 1997 to Employment Agreement of January 1, 1996, between Registrant and
            Louis V. Muro
   (kkkk) Equipment Lease & Purchase Agreement, dated May 29, 1997, between Registrant and Oceans Tire Recycling & Processing Co., Inc., including Royalty Agreement and Rubber Crumb Brokerage Agreement, of even date therewith, as Exhibits thereto
   (kkkk) Equipment Lease & Purchase Agreement, dated May 29, 1997, between Registrant and Ocean Ventures III, Inc., including Royalty Agreement and Rubber Crumb Brokerage Agreement, of even date therewith, as Exhibits thereto
   (llll) Equipment Lease & Purchase Agreement, dated May 29, 1997, between Registrant and Ocean Ventures III, Inc., including Royalty Agreement and Rubber Crumb Brokerage Agreement, of even date therewith, as Exhibits thereto
   (mmmm) Equipment Lease & Purchase Agreement, dated July 8, 1997, between Registrant and Recycletron Inc., including Royalty Agreement and Rubber Crumb Brokerage Agreement, of even date therewith, as Exhibits thereto

17. (a) Release and Resignation of J. Richard Goldstein,
          dated November 5, 1992 (7)                                     17(a)
    (b) Release and Resignation of Robert Kopsack,
          dated November 5, 1992 (7)                                     17(b)
    (c) Release and Resignation of Peter Stratton,
           dated November 5, 1992 (7)                                    17(c)
    (d) Release and Resignation of George Fattell,
           dated March 24, 1994 (9)                                      17(d)
    (e) Notice and Release of Escrow Agent by Patrick McLaren
          and Louis V. Muro, dated January 18, 1995 (9)                  17(e)

21. (a) Subsidiaries of the Company

22. Notice to Shareholders, dated July 21, 1997,
        Pursuant to Delaware General Corporation
        Law Section 228(d), respecting the amendment
        of the Certificate of Incorporation, changing
        Registrant's name to "The Tirex Corporation" (16)                20

28  (a) Prospectus of the Company, dated November 29, 1988 (4)
    (b) Letter, dated June 15, 1989 from the Company to its
            stockholders regarding the merger with
            Stopwatch, Inc. and the corporate name change (3)            28(b)

99  (a) Feasibility Study by Techtran:
          Tehnology Transfer Institute (12)

----------
Notes

     (1) Filed with the Securities and Exchange Commission on June 21, 1989, as an exhibit, numbered as indicated above, to the Company's current report on Form 8-K dated June 1, 1989, which exhibits are incorporated herein by reference.

     (2) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of the Company on Form S-18, File No. 33-17598-NY, which exhibits are incorporated herein by reference.

     (3) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, which exhibits are incorporated herein by reference.

     (4) Filed with the Securities and Exchange Commission on December 13, 1988 and incorporated herein by reference.

     (5) Filed with the Securities and Exchange Commission on August 10, 1989, as an exhibit, numbered as indicated above, to post-effective amendment no. 1 to the registration statement of the Company on Form S-18, File No. 33-17598-NY, which exhibits are incorporated herein by reference.

     (6) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's transition report on Form 10-K for the transition period December 31, 1988 to June 30, 1989, which exhibits are incorporated herein by reference.

     (7) Filed with the Securities and Exchange Commission on February 1, 1993, as an exhibit, numbered as indicated above, to the Company's current report on Form 8-K dated November 5, 1992, which exhibits are incorporated herein by reference.

     (8) Filed with the Securities and Exchange Commission on April 15, 1993, as an exhibit, numbered as indicated above, to the Company's current report on Form 8-K dated March 10, 1993, which exhibits are incorporated herein by reference.

     (9) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1995, which exhibits are incorporated herein by reference.

     (10) Filed with the Securities and Exchange Commission on June 20, 1996 as an exhibit, numbered as indicated above, to the registration statement of the Company on Form S-8, File No. 333-5090, which exhibits are incorporated herein by reference.

     (11) Filed with the Securities and Exchange Commission on June 22, 1996 as an exhibit, numbered as indicated above, to the registration statement of the Company on Form S-8, Registration No. 333-5310, which exhibits are incorporated herein by reference.

     (12) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1996, which exhibits are incorporated herein by reference.

     (13) Filed with the Securities and Exchange Commission on March 21, 1997 as an exhibit, numbered as indicated above, to the registration statement of the Company on Form S-8, Registration No. 333-23759, which exhibits are incorporated herein by reference.

     (14) Filed with the Securities and Exchange Commission on August 27, 1997 as an exhibit, numbered as indicated above, to the registration statement of the Company on Form S-8, Registration No. 333-34369, which exhibits are incorporated herein by reference.

     (15) Filed with the Securities and Exchange Commission on July 14, as an exhibit, numbered as indicated above, to the Company's current report on Form 8-K dated June 24, 1997, which exhibits are incorporated herein by reference.

     (16) Filed with the Securities and Exchange Commission on August 14, 1997, as an exhibit, numbered as indicated above, to the Company's current report on Form 8-K dated July 11, 1997, which exhibits are incorporated herein by reference.

Reports on 8-K

     The Company filed the following current report on Form 8-K during the last quarter of the period covered by this report:

Current Report on Form 8-K, dated, June 24, 1997, filed with the Commission on July 14, 1997.

                                   SIGNATURES

     In accordance with Section 15(d) of the Exchange Act of 1934, the Company caused this Report to signed on its behalf by the undersigned thereunto duly authorized.

                                     TIREX AMERICA INC.

                                     By   /s/ Terence C. Byrne
                                       -----------------------------------------
Date: October 10, 1997                 Terence C. Byrne, President and Treasurer

     In accordance with Section 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

          SIGNATURES                             TITLE                Date

Principal Executive Officer:

  /s/ Terence C. Byrne
-------------------------------------            President      October 10, 1997
     Terence C. Byrne

Principal Financial and Accounting Officer:

  /s/ Terence C. Byrne
-------------------------------------           Treasurer       October 10, 1997
     Terence C. Byrne

A Majority of the Board of Directors:

   /s/ Terence C. Byrne
-------------------------------------           Director        October 10, 1997
     Terence C. Byrne

    /s/ John G. Hartley
-------------------------------------           Director         October 9, 1997
     John G. Hartley

   /s/ Louis V. Muro
-------------------------------------                           October 10, 1997
     Louis V. Muro                              Director

   /s/ John L. Threshie, Jr.
-------------------------------------           Director        October 10, 1997
     John L. Threshie, Jr.

                  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
                 REPORTS FILED PURSUANT TO SECTION 15(D) OF THE
                      EXCHANGE ACT BY NON-REPORTING ISSUERS

     No annual report or proxy materials have been sent to security-holders during the fiscal year ended June 30, 1997 or the subsequent interim period and, as at the date hereof, no plans exist for the furnishing of such report or materials subsequent to the filing of this Report.

                     INDEX OF EXHIBITS BEING FILED HEREWITH

      4  (t)     orm of Option, Dated April 24, 1997 to CG TIRE, INC.
                   for the purchase of up to 10% of the common stock of Registrant.

     10  (aaaa)  mendment,  dated  July  1,  1997,  to  Financial
                   Consulting   Agreement,   dated  May  3,  1997,   between
                   Registrant and the NAIS Corp.
         (cccc)  mployment Agreement, dated April 29, 1997,
                   between Registrant and Vijay Kachru
         (dddd) mendment No.2, dated May 1, 1997, to Stock Restriction Agreement of April 1, 1996, between Registrant and Louis V. Muro
         (eeee) mendment No. 2, dated May 1, 1997, to Stock Restriction Agreement of June 1, 1995 between Registrant and Terence C. Byrne
         (ffff) mendment No. 2, dated May 1, 1997, to Stock Restriction Agreement of June 1, 1995 between Registrant and Frances Katz Levine
         (gggg) mployment Agreement, dated December 22, 1997, between Registrant and Frances Katz Levine
         (hhhh)  mendment, dated May 1, 1997, to Employment Agreement of December 22, 1996, between Registrant and
                   Frances Katz Levine
         (iiii)  mendment, dated May 1, 1997, to Employment Agreement of January 18, 1995, between Registrant and
                   Terence C. Byrne
         (jjjj)  mendment, dated May 1, 1997 to Employment Agreement of January 1, 1996, between Registrant and
                   Louis V. Muro
         (kkkk) quipment Lease & Purchase Agreement, dated May 29, 1997, between Registrant and Oceans Tire Recycling & Processing Co., Inc., including Royalty Agreement and Rubber Crumb Brokerage Agreement, of even date therewith, as Exhibits thereto
         (llll)  quipment Lease & Purchase Agreement, dated May 29, 1997,
                   between   Registrant   and  Ocean   Ventures  III,  Inc.,
                   including Royalty Agreement and Rubber Crumb Brokerage Agreement, of even date therewith, as Exhibits thereto
         (mmmm) quipment Lease & Purchase Agreement, dated July 8, 1997, between Registrant and Recycletron Inc., including Royalty Agreement and Rubber Crumb Brokerage Agreement, of even date therewith, as Exhibits thereto

         21  Subsidiaries of the Company