Form 10QSB
period 1997-09-30
TIREX CORP
filed 1997-11-14
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ____________

                       Commission File Number 33-17598-NY

                              THE TIREX CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                               22-2824362
 (State or other jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

               740 St. Maurice, Suite 201 Montreal, Quebec H3C 1L5
                    (Address of Principal executive offices)

                                 (514) 878-0727
                (Issuer's telephone number, including area code)

          ______________________________________________________________
         (Former Name, Former Address and Former Fiscal Year, if Changed
                                Since Last Report

 Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of November 11, 1997: 38,774,625 shares

     Transitional Small Business Disclosure Format (check one):

 Yes _____   No __X___

                      The Tirex Corporation and Subsidiary
                          (A Development State Company)

                                   ----------

                                TABLE OF CONTENTS

 PART I

 Item 1 - Financial Information (unaudited)                                Page
                                                                            ----
     The Tirex Corporation and Subsidiary
      Consolidated Balance Sheets as of
       September 30, 1997 and 1996 ........................................    3

     Consolidated Statements of Operations
      for the three month periods
       ended September 30, 1997 and 1996 ..................................    4

     Consolidated Statements of Cash Flows
      for the three-month periods
       ended September 30, 1997 and 1996 ..................................    5

     Notes to Financial Statements (unaudited) ............................    6

 Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations ...................   13

 PART II

 Item 2 - Changes in Securities ...........................................   15

 Item 6 - Exhibits and Reports on Form 8-K ................................   16

                                   ----------

          The financial statements are unaudited. However, the management of registrant believes that all necessary adjustments (which include only normal recurring adjustments) have been reflected to present fairly the financial position of registrant at September 30, 1997 and the results of its operations and changes in its financial position for the three month periods ended September 30, 1996 and 1997 and for the period from inception (July 15, 1987).

                      The Tirex Corporation and Subsidiary
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                           As at September 30
                           Assets                          1997           1996
                                                           ----           ----
 Current Assets:
    Cash ...........................................       68,436           153

    Notes Receivable (Note 5) ......................       39,729         1,158
    Employee advances (Note 5) .....................      185,942          --
    Sales tax receivable ...........................       54,907          --
    R&D Investment tax credit receivable (Note 1) ..      269,918          --
    Prepaid expense ................................       13,929          --
                                                        ---------     ---------
 Total Current assets ..............................      632,861         1,311
                                                        ---------     ---------
 Equipment - At Cost - Net of Accumulated
 Depreciation of $9,792 (Note l) ...................       12,932        17,181
                                                        ---------     ---------
 Other Assets
    Equipment Development costs (Notes 1 & 7) ......      985,040       192,224
    Deferred start-up costs (Note 1) ...............       74,683          --
    Organization Costs, Net of Accumulated
    Amortization of $718 ...........................          824         1,134
                                                        ---------     ---------
 Total Other Assets ................................    1,060,547       193,358
                                                        ---------     ---------
 Total Assets ......................................    1,706,340       211,850
                                                        =========     =========

      Liabilities and Owners' Equity (Deficit):

 Current Liabilities
    Notes Payable (Note 3) .........................       24,000          --
    Accrued expenses ...............................      882,186       105,483
    Loan Payable (Note 4) ..........................      383,693        35,000
    Deposit Payable (Note 5) .......................      763,500        65,000
    Due to Shareholders ............................         --           5,000
    Stock Options (Note 6) .........................       20,000        20,000
                                                        ---------     ---------
 Total Current Liabilities .........................    2,073,379       230,483
                                                        ---------     ---------
 Commitments and Contingencies

 Stockholder's Equity (Deficit) (Notes 1 and 5)
    Common Stock, $.001 par value; Authorized
    50,000,000 Shares, Issued and Outstanding,
    38,774,625 .....................................       38,775        22,062
    Additional paid-in capital .....................    3,776,353     2,538,581
    Deficit accumulated during the development stage   (4,182,167)   (2,579,276)
                                                        ---------     ---------
 Total Stockholder's Equity ........................     (367,039)      (18,633)
                                                        ---------     ---------
Total Liability and Stockholder's Equity ...........    1,706,340       211,850
                                                        =========     =========
See Notes to Financial Statements

                      The Tirex Corporation and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                 Three months ended September 30
                                                 -------------------------------
                                                     1997              1996
                                                     ----              ----
Revenues ...................................           --                --
Cost of Sales ..............................           --                --
                                                 ----------        ----------
Gross Profit ...............................           --                --
General and Administrative
Expenses
Officers Salary (Note 3) ...................        165,335           137,500
Consulting Services ........................         67,400            15,266
Professional Services ......................         32,606             9,234
Rent .......................................          5,064              --
Travel and Entertainment ...................        122,821             9,042
Telephone ..................................          3,555               125
Depreciation and Amortization ..............          4,709               695
Office Expenses ............................          6,115             1,963
Miscellaneous ..............................          1,683               518
Franchise and Other Tax ....................           --                --
Bank Charges ...............................            640               197
Investor Relations .........................          2,829             2,000
Transfer Agent .............................          3,659             1,439
Foreign Exchange ...........................          4,474              --
Total General and Administration                 ----------        ----------
Expenses ...................................        420,890           177,979
Net (LOSS) .................................       (420,890)         (177,979)
                                                 ----------        ----------
Net (Loss) Per Common Share ................           (.0l)             (.0l)
                                                 ----------        ----------
Weighted Average Shares of
Common Stock Outstanding ...................     38,112,298        19,500,000
                                                 ==========        ==========

See Notes to Financial Statements

                      The Tirex Corporation and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                          Three months ended
                                                              September 30
                                                        -----------------------
                                                          1997           1996
                                                          ----           ----
Operating Activities
Net (loss) .......................................      (420,890)      (177,979)
                                                        --------      ---------
Adjustments to Reconcile Net (Loss) to Net
Cash Provided by Operating Activities:
Depreciation and Amortization ....................         4,709            695
Stock Issued in exchange for services ............       193,581           --
Change in Assets and Liabilities:
   Increase in Accrued Expenses ..................         9,932            554
   Increase in Loan Payable ......................       183,148           --
   Increase in Deposit Payable ...................       283,500           --
   Decrease in Notes Payable .....................       (98,551)          --
   Increase in Notes Receivable ..................       (30,000)          --
   Increase in Sales Tax Receivables .............        (4,623)          --
   Decrease in Loan Director .....................        10,881           --
   Increase in Prepaid Expense ...................       (13,929)          --
                                                        --------      ---------
Total Adjustments ................................       538,648          1,249
                                                        --------      ---------
Net Cash-Operating Activities ....................       117,758       (176,730)
                                                        --------      ---------
Investing Activities
  Equipment Development Costs ....................      (201,589)       (15,000)
  Equipment ......................................        (2,770)          --
                                                        --------      ---------
Net Cash-Investing Activities ....................      (204,359)       (15,000)
Financing Activities
   Issuance of Common Stock ......................          --          191,643
                                                        --------      ---------
   Net Cash - Financing Activities ...............          --          191,643
                                                        --------      ---------
   Net Decrease in Cash ..........................       (86,601)           (87)
   Cash - Beginning of Period ....................       155,037            240
                                                        --------      ---------
   Cash - End of Period ..........................        68,436      $     153
                                                        ========      =========

See Notes to Financial Statements.

                      The Tirex Corporation and Subsidiary
                         (A Developmental Stage Company)

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

                      The Tirex Corporation and Subsidiary
                         (A Developmental Stage Company)

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

                      The Tirex Corporation and Subsidiary
                         (A Developmental Stage Company)

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

                      The Tirex Corporation and Subsidiary
                         (A Developmental Stage Company)

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

                      The Tirex Corporation and Subsidiary
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Note 4 - Loan Payable

                                                  1997           1996
                                               ---------      ---------
         FORD-Q ...........................    $ 277,976      $    --
         IDEA-SME .........................      105,717           --
                                               ---------      ---------
                                               $ 383,693      $    --
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

                      The Tirex Corporation and Subsidiary
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Note 5 - Related Party Transactions (continued)

         Included in accrued expenses at September 30, 1997 is $120,000 of salary to officers which the company subsequently issued common stock. The Company advanced funds to its officers and directors during the year ended June 30, 1997 in the amount of $185,942. These will be repaid during the year ending June 30, 1998.

         On June 30, 1997 and 1996, the Company had notes receivable from various officers in the amount of $9,729 and $1,158, respectively. All of these notes and loans are non-interest bearing and will be repaid during the year ending June 30, 1998.

         Deposits payable include an amount of $738,500 which are payable to companies which are owned by a director of the Company.

Note 6 - Stock Option

         On May 19, 1995, the Company sold to a director of the Company an option to purchase 20,000 shares of Cumulative Convertible Preferred Stock at an exercise price of $10 per share, exercisable during the two year period beginning May 19, 1995, and ending May 18, 1999. The director paid $20,000 for the option. The terms of the Preferred Stock purchasable under the option call for cumulative cash dividends at a rate of $1.20 per share and conversion into shares of common stock. The conversion to common stock ratio varies depending on when the conversion is made. At September 30, 1997, the option has not been exercised.

Note 7 - Government Assistance

         The Company has entered into an agreement with Recyc-Quebec for financial assistance covering 50% of certain defined costs incurred in developing the cryogenic scrap tire disintegration system to a maximum of $54,348. $36,500 has been received during the year and this amount has reduced the equipment development costs on the balance sheet.

                       The Tirex Corporation and Subsidiary
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Note 8 - Commitments

         The Company has entered into a property lease agreement, with a term from July 1, 1997 to June 30, 2000. The Company has an option to renew this lease for an additional three years. Minimum rentals in each of the next three years is as follows:

                          1998 ..................   $ 18,967
                          1999 ..................     18,967
                          2000 ..................     18,967
                                                    --------
                                                    $ 56,901
                                                    ========

Note 9 - Contingency

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

                      The Tirex Corporation and Subsidiary
                          (A Development Stage Company)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following is management's discussion and analysis of significant factors which have affected Registrant's financial position and operations during the fiscal quarter ended September 30, 1997.

Liquidity and Capital Resources

     The activities of Registrant since its inception in 1987 have been financed by sources other than operations. Such financing was principally provided by the sale of securities in private transactions, including the exercise of both public and private warrants of Registrant, as follows:

                                                    Proceeds From
                Year Ended                            Sales of
                June 30th                            Securities
                ---------                            ----------
                   1997 .........................     $318,685
                   1996 .........................       80,872
                   1995 .........................       22,316
                   1994 .........................      237,430
                   1993 .........................       76,055
                   1990 .........................       80,812
                   1989 .........................       77,000


     As at  September  30,  1997,  Registrant  had total  assets  of  $1,706,340 reflecting an increase of $1,494,490 from the end of the analagous quarter in the fiscal year ended June 30, 1996 when total assets were $211,850. The foregoing reflects an increase of $792,816 attributable to accrued design and development costs of the TCS-1 System, and increases in: (i) cash in the amount of $68,283; (ii) research and development tax credit receivables in the amount of $269,918; (iii) deferred start up costs of $74,683; (iv) note receivable of $38,571; (v) sales tax receivable of $54,907; and (vi) advances to employees of $185,942. During that same period, total liabilities increased by $l,842,896 from $230,483 at September 30, 1996 to $2,073,379 at September 30,
1997. Such increase was due primarily to the recording of liabilities associated with the accruing of various expenses, including: (i) $120,000 in accrued officers' salaries, all of which will be paid in unregistered stock of the Company and not in cash; (ii) $698,500 reflecting the Company's receipt of refundable deposits from O/V III, and recycletron; (iii) increase in debt consisting of loans from the FORDQ in the amount of $383,693. Reflecting the foregoing, as at September 30, 1997, the Company had a working capital deficit (current assets minus current liabilities) of

$1,440,518 as compared to a working capital deficit of $229,172 at September 30, 1996. The major part of such working capital deficit ($120,000) represents accrued officers' salaries, to be paid by the Company in stock and not in cash, and deposits of future sales of $763,500.

     The Company currently has limited material assets of $22,724, negative working capital and a negative net worth of $367,039. The success of its tire disintegration equipment manufacturing business and its ability to continue as a going concern will be dependent upon the Company's ability to obtain adequate financing to complete the design and development of the TCS-l System and to commence manufacturing and sales activities related thereto. The Company believes that it will be able to do so during the fiscal year which will end June 30, 1998. Currently, the Company is negotiating the terms of a private placement of the Company's securities in an amount of up to $1,400,000 (the "Proposed Private Placement"). The Company is also conducting negotiations respecting the terms of a public offering of the Company's common stock in an amount of not less than $8,000,000 (the "Proposed Public Offering"). The Company can give no assurance at this time that either the Proposed Private Placement or the Proposed Public Offering will be attempted or, if attempted, that either of such offerings will be successfully completed.

Results of Operations

     Registrant has never engaged in any significant business activities and had no revenues from operations during the first quarter ended September 30, 1997 or in the first quarter of the prior fiscal year ended September 30, 1996. Management has continued to devote all of Registrant's limited resources to activities connected with raising financing to complete the design and development, and to commence manufacture, of the TCS-1 System.

     The financial statements which form a part of this Report reflect an increase in total general and administrative expenses, from $177,979 for the quarter ended September 30, 1996, to $420,890 for the quarter ended September 30, 1997, however, the great bulk of such increase reflects the accrual, as expenditures, of $165,335 in executive officers' salaries, payment of virtually all of which was actually waived by the executive officers and the Company's corporate counsel, who have agreed to accept shares of the Company's Common Stock in lieu of such payment. Management believes that the amounts accrued in respect of the shares issued to compensate the executive officers' reflect the fair value of the services rendered and not the value of the stock at the time it was issued. In respect of the value of the compensation actually received by such officers, management believes that it is impossible to determine the actual current or potential value, if any, of the such shares in light of the fact that, as of the dates when such shares were issued to the executive officers, they had no or only very minimal actual market value and the actual potential market value of such shares, if any, was at such dates, and as at the date hereof remains, highly contingent upon, and subject to, extremely high risks including but not limited to the following factors: (i) the very early stage of development of the Company's business; (ii) the Company's lack of sufficient funds to implement its business plan and the absence of any commitments from potential investors to provide such funds; (iii) the absence of a reliable, stable, or substantial trading market for such shares; (iv) the restrictions on transfer arising out of the absence of registration of such shares; and (v) the uncertainty respecting the Company's ability to continue as a going concern.

     From inception (July 15, 1987) through September 30, 1997, the Company has incurred a cumulative net loss of $4,182,167. Approximately 28% of such cumulative loss was incurred, prior to the inception of the Company's present business plan, in connection with the Company's discontinued proposed health care business and was due primarily to the expensing of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced its proposed health care operations and therefore, generated no revenues therefrom. The Company is presently in the business of designing and developing cryogenic tire disintegration equipment (the "TCS-I System"), which it intends to begin manufacturing on a commercial basis, during the current fiscal year. Design and development work on the first production model of the TCS-1 System has been brought to approximately 90% completion. Unless and until the Company successfully develops and commences manufacturing and sales operations respecting such a machine, the Company will continue to generate no revenues from operations.

                                     PART II

                                OTHER INFORMATION

Item 2. Changes in Securities

Recent Sales of Unregistered Securities

     Registrant has reported the information required with respect to all sales of unregistered securities made by it during the quarter ended September 30, 1997, in Item 5 of Registrant's annual report on Form 10-KSB, for the fiscal year ended June 30, 1997, which information is hereby incorporated herein by reference and attached as an Exhibit hereto.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits filed herewith:

Exhibit No.                                   Exhibit
-----------                                   -------
     99 Item 5 of Registrant's Annual Report on Form 1O-KSB for the year ended June 30, 1997

     (b) Current Reports on Forms 8-K filed during quarter ended September 30, 1996

     Registrant filed two Current Reports on Forms 8-K during the first quarter ended September 30, 1997, as follows:

     Current Report on Form 8-K, dated June 24, 1997, filed with the Commission on July 14, 1997.

     Current Report on Form 8-K, dated July 11, 1997, filed with the Commission on August 14, 1997.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE TIREX CORPORATION




Date: November 12, 1997                 By   /s/ Terence C. Byrne
                                             -----------------------------------
                                             Terence C. Byrne, President
                                                 and Treasurer


Date: November 12, 1997                      /s/ Terence C. Byrne
                                             -----------------------------------
                                              Terence C. Byrne, Chief Executive
                                                 and Chief Financial Officer