Form 10QSB
period 1997-12-31
TIREX CORP
filed 1998-02-13
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

    For the quarterly period ended December 31, 1997

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from _________ to __________

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

        ________________________________________________________________
         (Former Name, Former Address and Former Fiscal Year, if Changed
                                Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 10, 1998: 47,530,358 shares Transitional Small Business Disclosure Format (check one):
Yes ___   No  _X_

                      THE TIREX CORPORATION AND SUBSIDIARY
                          (A Development State Company)

                                ----------------

                                TABLE OF CONTENTS

PART I

Item 1 - Financial Information (unaudited)                                 Page
                                                                           -----
         The Tirex Corporation and Subsidiary
           Consolidated Balance Sheets as at
             December 31, 1997 and 1996 ...............................      3

         Consolidated Statements of Operations
           for the six-month periods
             ended December 31, 1997 and 1996 .........................      4

         Consolidated Statements of Cash Flows
           for the six-month periods
             ended December 31, 1997 and 1996  ........................      5

         Notes to Financial Statements (unaudited).....................      6


Item 2  Management's Discussion and Analysis of

        Financial Condition and Results of Operations..................     12

PART II

Item 2 - Changes in Securities.........................................

Item 6 - Exhibits and Reports on Form 8-K..............................     16

                                   ----------

     The financial statements are unaudited. However, the management of registrant believes that all necessary adjustments (which include only normal recurring adjustments) have been reflected to present fairly the financial position of registrant at December 31, 1997 and the results of its operations and changes in its financial position for the six-month periods ended December 31, 1996 and 1997 and for the period from inception (July 15, 1987).

                      THE TIREX CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

                           Consolidated Balance Sheet
                                  (Unaudited)

                                                             December 31
                                                          1997          1996
ASSETS
Current Assets
   Cash                                              $      --      $     9,309
   Notes receivable                                       39,729          1,158
   Prepaid expenses                                       18,972           --
   Employee advances                                     157,096           --
   Sales tax receivable                                   29,092           --
   Income taxes receivable                               494,918           --
                                                     -----------    -----------
Total current assets                                     739,807         10,467
                                                     -----------    -----------
Equipment, at cost, net of accumulated
 depreciation of $ 9,792                                  16,853         16,561
                                                     -----------    -----------
Other assets
   Equipment development costs                         1,032,920        184,482
   Deferred start-up costs                                74,683           --
   Organization costs, net of accumulated
     amortization of $ 795                                   747          1,059
                                                     -----------    -----------
                                                       1,108,350        185,541
                                                     -----------    -----------
Total Assets                                         $ 1,865,010    $   212,569
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current Liabilities
   Bank indebtedness                                 $    64,210    $      --
   Note payable                                           24,000         24,000
   Accrued expenses                                      948,616        212,576
   Due to shareholders                                      --            5,000
   Loans payable                                         437,626         80,796
   Deposits payable                                      963,500         65,000
                                                     -----------    -----------
Total current liabilities                              2,437,952        387,372
                                                     -----------    -----------
Commitments and contingencies

Stockholders' equity(deficit)
   Common stock, $.001 par value, authorized
   50,000,000 shares, issued and outstanding
   39,599,182 shares                                      39,599         23,664
   Additional paid-in capital                          3,984,997      2,563,049
   Deficit accumulated during the development
     stage                                            (4,597,538)    (2,761,516)
                                                     -----------    -----------
                                                        (572,942)      (174,803)
                                                     -----------    -----------
Total Liabilities and Stockholders'
  Equity (Deficit)                                   $ 1,865,010    $   212,569
                                                     ===========    ===========

                      THE TIREX CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

                      Consolidated Statement of Operations
                                  (Unaudited)

                                                           December 31
                                                      1997             1996

Revenues                                          $       --       $       --

Cost of sales                                             --               --
                                                  ------------     ------------
Gross profit                                              --               --
                                                  ------------     ------------

General and administrative expenses
   Officers' salaries                                  397,221          263,524
   Consulting services                                  70,186           30,973
   Professional services                               120,004           24,627
   Rent                                                 16,174            4,114
   Travel and entertainment                            189,545           24,310
   Telephone                                             8,763            2,476
   Depreciation and amortization                         4,786            1,390
   Office expenses                                      33,861            2,867
   Miscellaneous                                          --              1,056
   Franchise and other tax                               2,852             --
   Interest and bank charges                             3,698            1,656
   Investor relations                                    2,829             --
   Transfer agent                                        1,695            3,226
   Foreign exchange                                    (15,353)            --
                                                  ------------     ------------
Total general and administrative expenses              836,261          360,219
                                                  ------------     ------------
Net loss                                          $   (836,261)    $   (360,219)
                                                  ============     ============
Net loss per common share                         $      (0.02)    $      (0.02)
                                                  ============     ============
Weighted average shares of common
   stock outstanding                                38,607,926       22,533,003
                                                  ============     ============

                      THE TIREX CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

                      Consolidated statement of cash flows
                                  (Unaudited)

                                                             December 31
                                                          1997           1996

Cash flows from operating activities:
   Net loss                                            $(836,261)     $(360,219)

Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Depreciation and amortization                           4,786          1,390
   Stocks issued in exchange for services                403,049        286,898

Change in assets and liabilities
   Decrease in employee advances                          28,846           --
   Decrease in sales tax receivable                       21,192           --
   Increase in prepaid expenses                          (18,972)          --
   Increase in notes receivable                          (30,000)          --
   Decrease in loan-director                              10,881           --
   Increase in accrued expenses                           56,362        (25,853)
                                                                      ---------
   Increase in income taxes receivable                  (225,000)
                                                       ---------      ---------
   Net cash used in operating activities                (585,117)       (97,784)
                                                       ---------      ---------
Cash flows from investing activities:
   Equipment                                              (6,691)          --
   Equipment assembly costs                             (249,469)        (7,258)
                                                       ---------      ---------
   Net cash used in investing activities                (256,160)        (7,258)
                                                       ---------      ---------
Cash flows from financing activities:
   Repayment of notes payable                            (98,551)          --
   Proceeds from loans payable                           237,081         45,796
   Proceeds from deposits payable                        483,500           --
   Proceeds from issuance of common stocks                  --           68,315
                                                       ---------      ---------
   Net cash provided by financing activities             622,030        114,111
                                                       ---------      ---------
Net increase (decrease) in cash                         (219,247)         9,069

Cash and cash equivalents-beginning of period            155,037            240
                                                       ---------      ---------
Cash and cash equivalents-end of period                $ (64,210)     $   9,309
                                                       =========      =========

                      THE TIREX CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements

Note 1 - Summary of Accounting Policies

     TirexAmerica, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 19, 1987. The Company originally planned to provide comprehensive health care services to persons with Acquired Immune Deficiency Syndrome, however due to its inability to raise sufficient capital it was unable to implement its business plan. The Company had been inactive since it ceased operations in November 1990.

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

                      THE TIREX CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

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

                      THE TIREX CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

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

                      THE TIREX CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

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

     The Company has research and development investment tax credits receivable from Canada and Quebec amounting to $494,918 as of December 31, 1997.

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

                      The Tirex Corporation and Subsidiary
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Note 4 - Loan Payable

                                          1997           1996
                                         -----           ----
       FORD-Q ...................      $ 321,429       $ 80,796
       IDEA-SME .................        116,197            --
                                       ---------       --------
                                       $ 437,626       $ 80,796
                                       =========       ========

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

                      The Tirex Corporation and Subsidiary
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Note 5 - Related Party Transactions (continued)

     Included in accrued expenses at December 31, 1997 is $34,733 of salary to officers which the company subsequently issued common stock. The Company advanced funds to its officers and directors during the year ended June 30, 1997 in the amount of $185,942. These will be repaid during the year ending June 30, 1998.

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

                      THE TIREX CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following is management's discussion and analysis of significant factors which have affected Registrant's financial position and operations during the fiscal quarter ended December 31, 1997.

Liquidity and Capital Resources

     Registrant is presently engaged in the very early stages of the business of manufacturing cryogenic tire disintegration equipment. At the present time, Registrant is engaged in completing the design and development, and commencing the construction of a production quality cryogenic tire disintegration machine based on its proprietary TCS-1 System technology. Unless and until Registrant successfully develops and commences manufacturing and sales operations respecting such a machine, Registrant will continue to generate no revenues from operations. The activities of Registrant since its inception in 1987 have been financed by sources other than operations. Such financing was principally provided by the sale of securities in private transactions, as follows:

                                            Proceeds From
              Year Ended                      Sales of
              June 30th                      Securities
              ---------                      ----------

                1997                          $345,391
                1996                            80,872
                1995                            22,316
                1994                           237,430
                1993                            76,055
                1990                            80,812
                1989                            77,000


     In addition, Canadian Government tax credits, grants and/or loans provided Registrant with an aggregate of an additional $225,000, during the six-month period ended December 31, 1997.

     As at December 31, 1997, Registrant had total assets of $1,865,010 reflecting an increase decrease from the end of the previous fiscal quarter ended September 30, 1997 when total assets were $706,340 and an increase of $1,652,441 from the end of the analogous quarter in the previous fiscal year, when total assets as at December 31, 1996 were $212,569. Such increases reflect, in the main part, accrued development costs related to the TCS-1 System, income tax credits receivable, and advances to employees. As at December 31, 1997, total liabilities were $2,437,952. This reflects an increase of $2,070,580 from the analogous date in the previous fiscal year, when total liabilities were $387,372 as at December 31, 1996, and an increase of $364,573 from the end of the last fiscal quarter, when total liabilities were $2,073,379. Management attributes such increases to accrued operating expenses and increase in deposit and loans payable. Reflecting the foregoing, as at December 31, 1997, Registrant had a working capital deficit (current assets minus current liabilities) of ($1,698,145). The amount of Registrant's working capital deficit has therefore increased since December 31, 1996, when Registrant had a working capital deficit of ($376,905), and since the end of the last fiscal quarter, when it was ($1,440,518).

     Registrant currently has limited material assets and a negative net worth. The success of its proposed cryogenic tire disintegration business and its ability to continue as a going concern will be dependent upon Registrant's ability to obtain adequate financing to complete the design and development of the TCS-1 System and to commence manufacturing and sales activities related thereto. While Registrant believes that it will be able to do so during the current fiscal year which will end June 30, 1998, it cannot, at the present time, give any assurances that this will in fact be the case.

Results of Operations

     Registrant has engaged in only limited business activities since inception and had no revenues from operations during the six months ended December 31, 1997. No revenues were received during the analogous six-month period in the previous fiscal year. Management has continued to devote all of Registrant's limited resources to activities connected with completing the design and development of the first TCS-1 System, commencing the manufacture thereof, and endeavoring to raise financing to cover the costs of such activities.

     From inception (July 15, 1987) through December 31, 1997, Registrant has incurred a cumulative net loss of ($4,597,538), approximately 23% of which was incurred, prior to the inception of Registrant's present business plan, in connection with Registrant's discontinued proposed health care business.

                                     PART II

                                OTHER INFORMATION

Item 2.   Changes in Securities

Recent Sales of Unregistered Securities

     During the fiscal quarter ended December 31, 1997, Registrant made the following sales of its common stock, $.001 par value, per share ("Common Stock") without registration under the Securities Act of 1933, as amended (the "Securities Act"). The following sets forth information respecting the dates, purchasers, and consideration involved in such sales and the bases for Registrant's claim that all such sales were exempt from the registration provisions of Section 5 of the Securities Act.

Sales to Executive Officers in Respect of Services Rendered

     On December 15, 1997, Registrant authorized the following stock issuances to its executive officers and employees in consideration of unpaid salaries due and owing to them under their respective employment agreements with Registrant:

     1. In consideration of unpaid executive services and unreimbursed disbursements made on behalf of Registrant, rendered or disbursed during the five-month period which commenced on July 1, 1997 and ended on November 30, 1997, Registrant authorized the issuance of an aggregate of 765,733 shares of its Common Stock to four of its executive officers and its in-house corporate attorney at a per share price of $.275 reflecting in full the average of the bid and ask prices for the Common Stock during the five-month period in which such services and disbursements were rendered or disbursed. These issuances reflect a computational error insofar as the Executive Committee of Registrant's Board of Directors had actually authorized that they be made at 50% of the average of the bid as ask prices for the Common Stock. Accordingly, the shares should have been issued at a per share price of $.1375 instead of $.275. The aggregate amount of unpaid services and unreimbursed disbursements for which these shares were issued was $209,409.32. Therefore, at the per-share price authorized by the said Executive Committee, Registrant would have issued a total of 1,522,976 shares in lieu of cash payments. Registrant intends to correct this error by the issuance of additional shares at its earliest convenience.

     These sales are claimed to have been exempt from registration under the Securities Act pursuant to Section 4(2) thereof, as more fully described below.

Sales to Non-Affiliate as Compensation Under Consulting Agreement

     2. On November 20, 1997, in consideration of business and financial consulting services rendered by a nonaffiliated consultant (the "Consultant") under the terms of a Consulting Agreement, dated October 1, 1997 (the "Consulting Agreement"), Registrant sold 58,824 shares of its Common Stock to the said Consultant at a per share price of $.17. Under the terms of the Consulting Agreement, the Consultant agreed to take, as compensation for services rendered, the right to purchase shares of Registrants Common Stock at a discount from the market price.

     This sale is claimed to have been exempt from registration under the Securities Act pursuant to Section 4(2) thereof, as more fully described below.

Basis for Exemption Claimed

     With respect to all sales and other issuances of securities as hereinabove described:

(i) Registrant did not engage in general advertising or general solicitation and paid no commission or similar remuneration, directly or indirectly, with respect to such transactions.

(ii) The persons who acquired these securities were current executive officers and directors, employees, and a consultant, all of whom were sophisticated private investors; Such persons had continuing access to all relevant information concerning the Registrant and/or have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of such investment and are able to bear the economic risk thereof.

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

(iv) Such sales did not constitute a single financing plan of the Issuer for the following reasons:

      (a) Five of the Purchasers are executive officers or employees of the Issuer who have agreed to take stock in lieu of all or part of the cash compensation due to them for services rendered;

      (b) One of the Purchasers is a consultant to the Issuer who has agreed to take, as compensation for services rendered under his consulting agreement with Registrant, the right to purchase shares of Registrants Common Stock at a discount from the market price.

      Accordingly, Registrant claims the transactions hereinabove described, to have been exempt from the registration requirements of Section 5 of the Securities Act by reason of Section 4(2) thereof in that such transactions did not form part of a single financing plan and did not involve a public offering of securities.

Item 6.   Exhibits and Reports on Form 8-K

         (a)  Exhibits filed herewith:

                  None

         (b) Current Reports on Forms 8-K filed during quarter ended December 31, 1997

                  No Current Reports on Form 8-K were filed with the Commission during the quarter ended December 31, 1997.

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

                                          THE TIREX CORPORATION

                                          By  /s/ Terence C. Byrne
                                             -----------------------------------
                                              Terence C. Byrne, President
                                                   and Treasurer

Date: February 13, 1998                       /s/ Terence C. Byrne
                                             -----------------------------------
                                              Terence C. Byrne, Chief Executive
                                                and Chief Financial Officer