Form 10QSB
period 1998-03-31
TIREX CORP
filed 1998-05-18
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1998

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

              740 St. Maurice, Suite 201, Montreal, Quebec H3C 1L5
                    (Address of Principal executive offices)

                                 (514) 878-0727
                (Issuer's telephone number, including area code)

         _______________________________________________________________
         (Former Name, Former Address and Former Fiscal Year, if Changed
                                Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_   No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of May 18, 1998: 62,796,426 shares

      Transitional Small Business Disclosure Format (check one):
Yes ___   No _X_

                              The Tirex Corporation
                          (A Development State Company)

                                   ----------

                                TABLE OF CONTENTS

PART I

Item 1 - Financial Information (unaudited)                                  Page
                                                                            ----

      The Tirex Corporation and Subsidiary
        Consolidated Balance Sheets as of
          March 31, 1998 and 1997 .........................................  3

      Consolidated Statements of Operations
        for the nine month period
          ended March 31, 1998 and three and
           nine month period 1998 .........................................  4

      Consolidated Statements of Cash Flows
        for the nine-month periods
          ended March 31, 1998 and 1997  ..................................  5

      Notes to Financial Statements (unaudited)............................  6

Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations......................  15

PART II

Item 2 - Changes in Securities.............................................  20

Item 6 - Exhibits and Reports on Form 8-K..................................  25

                                   ----------

      The financial statements are unaudited. However, the management of registrant believes that all necessary adjustments (which include only normal recurring adjustments) have been reflected to present fairly the financial position of registrant at March 31, 1998 and the results of its operations and changes in its financial position for the three and nine month periods ended March 31, 1997 and for the period from inception (July 15, 1987).

                              THE TIREX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                           Consolidated Balance Sheet
                                   (Unaudited)

                                                               March 31
                                                         1998           1997
                                                     -----------    -----------
ASSETS
Current Assets                                       $   305,243    $    10,697

Accounts receivable                                      115,000           --
Notes receivable                                          39,729          1,158
Prepared expenses                                          1,558           --
Employee advances                                         93,199           --
Sales tax receivable                                      46,058           --
Income taxes receivable                                  639,762           --
                                                     -----------    -----------
Total current assets                                   1,240,549         11,855

Fixed Assets, at cost, net of accumulated
depreciation of $12,625                                   36,285         17,681

Other assets
Equipment development costs                              919,118        549,116
Deferred start-up costs                                   96,634           --
Organization costs, net of accumulated
amortization of $795                                         747            984
                                                     -----------    -----------
                                                       1,016,499        550,100
                                                     -----------    -----------
Total Assets                                           2,293,333        579,636
                                                     ===========    ===========
Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Bank indebtedness                                    $   504,689    $      --
Note payable                                              24,000         24,000
Accrued expenses                                         976,050        230,603
Loans Payable                                            479,138         45,796
Deposits payable                                         663,500        190,000
Total current liabilities                              2,647,377        490,399

Convertible subordinated debentures                      445,000           --
                                                     -----------    -----------
Total liabilities                                      3,092,377        490,399

Commitments and contingencies

Stockholder's equity (deficit)
Common stock, $.001 par value, authorized
50,000,000 shares, issued and outstanding
47,644,182 shares                                         47,644         28,029
Additional paid-in capital                             4,116,802      3,082,938
Deficit accumulated during the development stage      (4,963,490)    (3,021,730)
                                                     -----------    -----------
                                                        (799,044)        89,237
                                                     -----------    -----------
Total Liabilities and Stockholders' Equity           $ 2,293,333    $   579,636
                                                     ===========    ===========

                              THE TIREX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                 Nine months ending         Three months
                                                      March 31             ending March 31,
                                            ----------------------------   ---------------
                                                1998            1997            1998
                                            ------------    ------------    ------------
Revenues                                    $    415,000    $       --      $    415,000

Costs of sales                                   248,082            --           248,082

Gross profit                                     166,918            --           166,918

General and administrative expenses
Officers' salaries                               579,144         382,592         181,923
Consulting services                               79,571          70,771           9,385
Professional services                            211,447          58,761          91,443
Rent                                              29,270           5,056          13,096
Light, heat and power                              3,313            --             3,313
Travel and entertainment                         332,784          65,672         143,239
Telephone                                         12,775           6,031           4,012
Depreciation and amortization                      7,619           2,085           2,833
Office expenses                                   46,545          13,599          12,684
Miscellaneous                                     12,889           2,793          12,889
Franchise and other tax                            4,152            --             1,300
Interest and bank charges                         10,243           6,270           6,545
Investor relations                                   756           1,794          (2,073)
Transfer agent                                     7,089           5,009           5,394
Financing fee                                     65,719            --            65,719
Foreign exchange                                 (34,185)           --           (18,833)
Total general and administrative expenses      1,369,131         620,433         532,896

Net loss                                    $ (1,202,213)   $   (620,433)   $   (365,951)

Net loss per common share                   $      (0.03)   $      (0.02)   $      (0.01)

Weighted average shares of common
stock outstanding                             40,866,990      23,907,069      40,866,990


                              THE TIREX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                      Consolidated statement of cash flows
                                   (Unaudited)

                                                               March 31
                                                     --------------------------
                                                         1998           1997
                                                     -----------    -----------
Cash flows from operating activities:

Net loss                                             $(1,202,213)   $  (620,433)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization                              7,619          2,085
Stocks issued in exchange for services                   403,049        531,958

Change in assets and liabilities
Increase in accounts receivable                         (315,000)          --
Decrease in employee advances                             92,743           --
Decrease in sales tax receivable                           4,226           --
Increase in prepaid expenses                              (1,558)          --
Increase in notes receivable                             (30,000)          --
Decrease in loan-director                                 10,881           --
Increase (decrease) in accrued expenses                   83,796         (7,826)
Decrease in due to shareholder                              --           (5,000)
Increase in income taxes receivable                     (369,844)          --
Net cash used in operating activities                 (1,316,301)       (99,216)

Cash flows from investing activities:
Fixed assets                                             (28,956)        (1,740)
Equipment development costs                             (135,667)      (371,892)
Deferred start up costs                                  (21,951)          --
Net cash used in investing activities                   (186,574)      (373,632)

Cash flows from financing activities:
Repayment of notes  payable                              (98,551)          --
Proceeds form loans payable                              278,593         10,796
Proceeds form deposits payable                           383,500        125,000
Proceeds from issuance of common stocks                  139,850        347,509
Proceeds from issuance of convertible debentures         445,000           --
Net cash provided by financing activities              1,148,392        483,305

Net increase (decrease) in cash                         (354,483)        10,457

Cash and cash equivalents-beginning of period            155,037            240

Cash and cash equivalents-end of period              $  (199,446)   $    10,697

                      THE TIREX CORPORATION AND SUBSIDIARY
                         (A Developmental Stage Company)
                   Notes to Consolidated Financial Statements

Note 1 Summary of Accounting Policies Nature of Business: The Tirex Corporation (the "Company") was incorporated under the laws of the State of Delaware on August 19, 1987. The Company originally planned to provide comprehensive health care services to persons with Acquired Immune Deficiency Syndrome, however due to its inability to raise sufficient capital it was unable to implement its business plan. The Company had been inactive since it ceased operations in November 1990. In the Fall of 1992, a group of shareholders lead by Edward Mihal and including 16 other shareholders acting in concert with Mr. Mihal along with Patrick McLaren and George Fattell, individuals without any prior affiliation with the Company, became interested in the Company as an entity potentially suitable for merger or similar transaction with an operating private company seeking to become public in this manner. This group approached the Company's incumbent management with a proposal whereby they agreed to assume management control, make all delinquent filings with the Securities and Exchange Commission, restore service by transfer agent and pay all other expenses required to enable the Company to begin trading its stock and completing a merger or similar transaction. In furtherance of the foregoing, on November 5, 1992, J. Richard Goldstein, MD, Peter R. Stratton and Robert Kopsack resigned from their positions as officers and directors of the Company. From June 1989 until the date of such resignations, Dr. Goldstein was the Company's President and Chief Executive Officer, Mr. Stratton was Vice-President, Chief Operating Officer, Secretary and Treasurer, and Mr. Kopsack was the Company's Vice President. In resigning their positions, Dr. Goldstein and Messrs. Stratton and Kopsack acknowledged that they acceded to their respective positions and had received compensation in consideration of their representations that they would, and their best efforts to, implement a business plan for the Company which would encompass, among other things, the establishment and operating of skilled nursing care facilities for patients with Acquired Immune Deficiency Syndrome. Compensation received by Dr. Goldstein and Messrs. Stratton and Kopsack consisted of cash payments, stock issuances, and the grants of stock options and/or stock purchase warrants. As part of their resignations, Dr. Goldstein and Messrs. Stratton and Kopsack each executed releases whereby the Company was released and forever discharged from all debts, obligations, covenants, agreements, contracts, claims or demands in law or in equity, including but not limited to any stock options or stock purchase warrants granted or promised to them, which against the Company, each ever had, or thereafter may have for or by reason of any matter, cause or thing up

                      THE TIREX CORPORATION AND SUBSIDIARY
                         (A Developmental Stage Company)
                   Notes to Consolidated Financial Statements

Note 1 Summary of Accounting Policies - Nature of Business (continued): to and through November 5, 1992. Each of Dr. Goldstein and Messrs. Stratton and Kopsack also acknowledged the termination and rescission of their respective employment agreements with the Company to such persons as the Company should direct for the purpose of satisfying certain of the Company's obligations to third parties. In consideration of the resignations and releases executed by Dr. Goldstein and Messrs. Stratton and Kopsack, Edward Mihal and each of the sixteen shareholders of the Company acting in concert with Mr. Mihal executed and delivered reciprocal personal releases to and on behalf of Dr. Goldstein and Messrs. Stratton and Kopsack. In connection with the foregoing resignations, Dr. Goldstein and Messrs. Stratton and Kopsack appointed, as an interim board of directors, Patrick McLaren, George Fattell, and Edward Mihal (the "Interim Management"). It was the goal of the Interim Management to find suitable acquisition and/or development by the Company. On December 29, 1992, Edward Mihal resigned his position as an officer and a director of the Company and Louis V. Muro was appointed as an officer and director of the Company to fill the vacancy created thereby.

         Reorganization: On March 26, 1993, the Company entered into an acquisition agreement (the "Acquisition Agreement") with Louis V. Muro, Patrick McLaren and George Fattell, officers and directors of the
         Company (collectively the "Sellers"), for the purchase of certain technology owned and developed by the Sellers (the "Technology") and extensive and detailed plans (the "Business Plan") for a business which will engage in the exploitation of the Technology. The Technology will be used to design, develop and construct a prototype machine and thereafter a production quality machine for the cryogenic disintegration of used tires. Pursuant to the Acquisition Agreement, Sellers agreed to assign, transfer and sell to the Company all of their right, title and interest in the Technology and Business Plan in exchange for fifteen million nine hundred thousand (15,900,000) shares of the Company's common stock, $.001 par value per share (the "Sellers' Stock") of which eleven million nine hundred thousand (11,900,000) shares were put into escrow. The Business Plan and Technology were developed by the Sellers prior to their affiliation or association with the Company. The Sellers were engaged as the Company's officers and directors for the purpose of implementing the Business Plan with the Technology or such other technology which they believed could reasonably satisfy the

                      THE TIREX CORPORATION AND SUBSIDIARY
                         (A Developmental Stage Company)
                   Notes to Consolidated Financial Statements

Note 1 Summary of Accounting Policies - Reorganization (continued): requirements of the Business Plan. Effective with the March 26, 1993, closing date of the Acquisition Agreement (the "Closing Date"), the Company authorized an increase in the number of directors of the Company from three to six. Pursuant thereto, the Company appointed Messrs. Kenneth Forbes, Nicholas Campagna, and Alfred J. Viscido to fill the vacancies created in the size of the board. As an inducement to Messrs. Forbes, Campagna and Viscido to join the board of directors, the Company issued 250,000 shares of its common stock, $.001 par value to each of them. The Acquisition Agreement also provided for stock issuances in the form of finders fees. Pursuant thereto, the Company issued 300,000 and 1,700,000 shares of its common stock, $.001 par value, to Joseph Territo and Edward Mihal, respectively. Effective March 24, 1994, George Fattell resigned as an officer and director of the Company. Per the terms of his resignation any future shares of the Company's common stock issued to Mr. Fattell are to be equally distributed to Louis V. Muro and Patrick McLaren. Effective January 18, 1995, Louis V. Muro and Patrick McLaren resign their positions as officers and directors of the Company. In addition to their resignations they acknowledged that none of the requisite performance levels for the release of any of the 11,900,000 escrow shares had been met and renounced all rights to such shares. In May of 1995, in order to take advantage of various research and development incentives, the Company and officers of the Company formed a Canadian corporation named 3143619 Canada, Inc. (Tirex Canada). All of the research and development work on the first production model of the TCS-1 System is being completed by Tirex Canada and after the completion of the model, they will manufacture the product. On July 11, 1997 the Company's name was changed to The Tirex Corporation. Basis of Consolidation The consolidated financial statements include the accounts of The Tirex Corporation and its subsidiary Tirex Canada. All intercompany transactions and accounts have been eliminated in consolidation. Cash and Cash Equivalents For purposes of the statement of cash flows all certificates of deposit with maturities of 90 days or less, were deemed to be cash and cash equivalents. Equipment Development Costs Deferred development costs are stated at cost net of any investment tax credits when there is reasonable assurance that the credits will be realized. Amortization will begin once commercial production of the product has commenced and will be computed based upon the estimated useful life of related products as determined from management's future sales estimates and will not exceed five years from the date of the product's market launching. Deferred Start-Up Costs Deferred start-up costs represent pre-operating expenses and will be

                      THE TIREX CORPORATION AND SUBSIDIARY
                         (A Developmental Stage Company)
                   Notes to Consolidated Financial Statements

Note 1 Summary of Accounting Policies (continued) amortized on a straight-line basis over a three year period once commercial operations have commenced. Equipment Equipment is recorded at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets by using the straight-line method of depreciation. Repairs and maintenance costs are expensed as incurred while additions and betterments are capitalized. The cost and related accumulated depreciation of assets sold or retired are eliminated from the accounts and any gain or losses are reflected in earnings. Estimates Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Organization Costs Organization costs are being amortized on a straight-line basis over a sixty month period. Per Share Data The primary income (loss) per share was computed on the weighted number of shares of common stock outstanding during the period. Common share equivalents were not included as their inclusion would have been anti-dilutive. Income Taxes The Company has net operating loss carryovers of approximately $4,900,000 as of March 31, 1998269, expiring in the years 2004 through 2011. However, based upon present Internal Revenue regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock, most of this loss carryover may not be available to the Company. The Company adopted Statement of Financial Accounting - Standards
         (SFAS) No. 109, Accounting for Income Taxes, effective July 1993. SFAS No.109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainties discussed in Note 2, however, any deferred tax asset established for utilization of the Company's tax loss carryforwards would correspondingly require a valuation allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements. The Company has research and development investment tax credits receivable from Canada and Quebec amounting to $639,762. Foreign Exchange Assets and liabilities of the Company which are denominated in foreign currencies are translated at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average rates throughout the year.

                      THE TIREX CORPORATION AND SUBSIDIARY
                         (A Developmental Stage Company)
                   Notes to Consolidated Financial Statements

Note 2 Going Concern: As shown in the accompanying financial statements, the Company incurred a net loss of $1,202,212 during the nine months ended March 31, 1998 and as of that date, the Company's current liabilities exceeded its current assets by $1,406,828 and its total liabilities exceeded its total assets by $799,044. In March 1993, the Company, which was still in the development stage, developed a new Business Plan. The Company is in the process of constructing a production quality machine for the cryogenic disintegration of used tires. As at March 31, 1998, the Company is still in the development stage. Fees generated from tipping and culling were insufficient to fund the current operations of the Company. All of these factors create an uncertainty about the Company's ability to continue as a going concern. On May 15, 1998, subsequent to the period covered by this Report, the Company completed three private placements of its securities to a limited number of accredited investors, which yielded aggregate net proceeds of $2,047,795. Management believes that these funds, (together with Canadian and Quebec government and governmental agency grants and loans, in various forms) will be sufficient for it to accomplish the following: (i) complete, and cover all of the Company's costs related to, the first TCS-1 production model (the "Production Model"); (ii) renovate the Company's new manufacturing and assembly facility to bring it into full compliance with all applicable provincial and municipal regulations; and (iii) cover the Company's overhead costs and expenses through the end of October 1998. However that the period of time for which these funds will be available to cover normal overhead costs could be significantly reduced if the Company is required to make substantial, presently unanticipated expenditures to correct any flaws or defects in the design or construction of the Production Model which may become apparent during the test phase operations. However, such funds, together with cash flow from sales of TCS-1 Systems and the possibility of production financing for the construction of subsequent TCS-1 Systems are not expected to be sufficient to provide the funds necessary for the Company's operations, capital expenditures and anticipated growth during the next twelve months. It will therefore be necessary for the Company to satisfy its financial needs by raising additional equity capital. The ability of the Company to continue as going concern is dependent on the success of its ability to raise sufficient financing to implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                      THE TIREX CORPORATION AND SUBSIDIARY
                         (A Developmental Stage Company)
                   Notes to Consolidated Financial Statements


Note 3 Notes Payable: The Company has available a line of credit which bears interest at prime plus 3%. Under this line of credit the Company may borrow a maximum of 80% of their receivable balance from FORD-Q and the related Rev Canada receivable. At March 31, 1998, $1,504,689 was outstanding against this line of credit. The note is collateralized by the receivable from FORD-Q. The Canadian prime rate of interest at March 31, 1998 was 6.5%. This line was paid in full in July, 1997. The Company also had a note payable in the amount of $24,000 outstanding as of March 31, 1998. The repayment terms were being negotiated as of that time.

Note 4   Loan Payable

                                                      June 30,
                          March 31,           ------------------------
      Creditor              1998                 1997           1996
      --------              ----              ---------      ---------

   FORD-Q                 $277,917             $178,806          --

   IDEA-SME                201,221               21,739          --

         TOTAL            $479,138             $200,545          --

         On April 11, 1996 the Company entered into a loan agreement with the Federal Office of Regional Development - Quebec (FORD-Q) which will be repayable annually over a period of forty-eight months following the completion of the project. The loan is being contributed under the Industrial Recovery Program for South-West Montreal and will be calculated as the lesser of $362,319 or 20% of the eligible costs incurred for the construction of a commercial scale prototype of the cryogenic scrap tire disintegration system. The loan is non-interesting bearing and unsecured. The Company received $178,806 under this program in fiscal 1997. On April 30, 1997 the Company received a refundable contribution awarded under the terms of the Program for the Development of Quebec's SME'S (IDEA-SME). The contribution is repayable in amounts equal to 1% of the annual gross sales in Spain and Portugal occurring after June 1, 1997. $14,493 was received under this program in fiscal 1997. On March 26, 1997, the Company received a refundable contribution for the preparation of market development studies for India under the Quebec SME development assistance program (IDEA-SME). The maximum contribution is $14,493 based on 50% of the approved eligible costs. The contribution is repayable in amounts equal to 1% of the annual gross

                      THE TIREX CORPORATION AND SUBSIDIARY
                         (A Developmental Stage Company
                    Notes to Consolidated Financial Statement

Note 4 Loan Payable (Continued) sales in India occurring after June 1, 1997. As of June 30, 1997, the Company had received $7,246 under this program. On June 6, 1997, the Company entered into an agreement under the Quebec SME development assistance program (IDEA-SME) to receive a refundable contribution for market development activities for the Iberian Peninsula. The maximum contribution is $68,841 , based on 50% of approved eligible costs. The contribution is repayable in amounts equal to 1.5% of the annual gross sales in Spain and in Portugal occurring after June 1, 1998 less amounts repaid through the amounts noted in the April 30, 1997 agreement. During the nine months ended March 31, 1998, the Company received $278,593 (US) in loans under the foregoing programs.

Note 5 Related Party Transactions: The Company has entered into employment agreements with all of its executive officers and with its in-house corporate counsel. In addition to the employment services, the officers agree not to compete with the Company for the two year period following the termination of employment. With respect to two such executive officers and in-house counsel, if they are terminated other than for cause or for "good reason", the terminated officer will be paid twice the amount of their base salary for twelve months. Included in accrued expenses at March 31, 1998 is $153,191 of salary to officers and counsel which the company subsequently issued common stock for. The Company advanced funds to its officers and directors during the nine months ended March 31, 1998 in the amount of $387,648. All such amounts have been repaid during or subsequent to the nine-month period ending March 31, 1998. Deposits payable include an amount of $638,000 which are payable to companies which are owned by a director of the Company.

Note 6 Government Assistance: The Company has entered into an agreement with Recyc-Quebec for financial assistance covering 50% of certain defined costs incurred in developing the cryogenic scrap tire disintegration system to a maximum of $54,348. $36,500 has been received during the year and this amount has reduced the equipment development costs on the balance sheet.

                      THE TIREX CORPORATION AND SUBSIDIARY
                         (A Developmental Stage Company
                    Notes to Consolidated Financial Statement

Note 7 Commitments: The Company has entered into a property lease agreement for its corporate headquarters located at 740 St. Maurice, Montreal, Canada, with a term from July 1, 1997 to June 30, 2000. The Company has an option to renew this lease for an additional three years. Minimum rentals in each of the next three years is as follows:

               Year Ending
                 June 30
               -----------
                  1998                     $  18,967
                  1999                        18,967
                  2000                        18,967
                                           ---------
                                           $  56,901

         The Company has entered into a property lease agreement for its assembly plant located at 3828 St. Patrick, Montreal, Canada, with a term from March 1, 1998 to April 30, 2003. Minimum rentals in each of the next three years is as follows:

               Year Ending
                April 30
               -----------
                  1999                     $  90,926
                  2000                       174,842
                  2001                       216,800
                                           ---------
                                           $ 482,568

Note 8 Contingency: The Company is a defendant in an action which commenced on June 18, 1997 entitled Great American Commercial Funding Corp. vs. The Tirex Corporation. The Company agreed to pay the plaintiff a placement fee of $250,000 and to grant them an option to acquire 400,000 shares of the company's common stock at a price of $.01 per share in the event that the plaintiff succeeded in obtaining financing acceptable to the Company. The amount and terms of the financing are not mentioned in the documents. The plaintiff recommended an equipment lease financing company who in turned introduced the Company to one of their customers. The customer ultimately entered into a lease financing arrangement with The Tirex Corporation. Because the advances made to the Company pursuant to that lease financing arrangement did not constitute the type of financing originally contemplated, the Company believes it has no financial obligation to the plaintiff. The Company and its litigation counsel believe

                      THE TIREX CORPORATION AND SUBSIDIARY
                         (A Developmental Stage Company
                    Notes to Consolidated Financial Statement

Note 8 Contingency (Continues) that the plaintiffs complaint is without merit and that the Company will prevail in this litigation.

Note 9 Subsequent Event: Subsequent to March 31, 1998, the Company received an additional $35,000 (approximate, in US dollars) under the FORD-Q Industrial Recovery Program and $10,165 (approximate, in US dollarsunder the Program for the Development of Quebec SME'S.

         Subsequent  to March 31,  1998,  the  Company  received  an  additional
         $1,531,430 from sales of its securities in three private placements effected by the Company in accordance with the requirements of the exemption from the registration provisions of the Securities Act, which is available under Rule 506 of Regulation D, as promulgated under
         Section 4(2) thereof.

Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations

      The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the three-month and nine month periods ended March 31, 1998. This discussion contains both historical and forward looking-statements. When used in this discussion, the words "expect(s)", "feel(s)","believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures elsewhere in this Report which discuss factors which affect the Company's business.

      The Company is in the very early stages of the business of manufacturing its patented cryogenic scrap tire recycling equipment (the "TCS-1 System"). The Initial design and development work on the first production model of the TCS-1 System (for purposes of this discussion, the "Production Model") has been brought to approximately 90% completion, and construction was begun in February of 1997. In January 1997, the fully-automated front-end tire preparation module, and in April 1998, the cryogenic tire freezing section, of the Production Model were completed, sold, and delivered to the purchaser.

      During the five-month period, which commenced on January 8, 1998 and extended beyond the period covered by this Report to May 15, 1998, in three private placements of the securities of the Company (the "Private Placements"), the Company raised capital, in an amount which management believes will be sufficient to cover all costs expected to be required to complete constructions, and testing operations, of the Production Model (see, the discussion below under the subcaption "Liquidity and Capital Resources"). As at the date hereof, Management is unable to predict with certainty the amount of time or money which will be required to complete the final assembly and testing, or "debugging" of the Production Model necessary to bring it into conformance with its anticipated performance specifications. However, a test phase of an estimated two months has been scheduled and is expected to begin on or about June 15, 1998. If after such testing operations are complete, the Production Model meets all anticipated performance specifications, Management intends to begin manufacturing subsequent systems immediately thereafter.

Liquidity and Capital Resources

      On May 15, 1998, subsequent to the period covered by this Report, the Company completed three private placements of its securities to a limited number of accredited investors, which yielded aggregate net proceeds of $2,063,795. Management believes that these funds, (together with Canadian and Quebec government and governmental agency grants and loans, in various forms) will be sufficient for it to accomplish the following:

(i) complete, and cover all of the Company's costs related to, the Production Model; (ii) renovate the Company's new manufacturing and assembly facility to bring it into full compliance with all applicable provincial and municipal regulations; and (iii) cover the Company's overhead costs and expenses through the end of October 1998. It should be noted however that the period of time for which these funds will be available to cover normal overhead costs could be significantly reduced if the Company is required to make substantial, presently unanticipated expenditures to correct any flaws or defects in the design or construction of the Production Model which may become apparent during the test phase operations.

      Management believes that after the test phase of the Production Model is satisfactorily completed, the Company will be able to obtain sufficient "production financing" to cover the costs of constructing subsequent TCS-1 Systems. This type of financing will allow the Company to borrow funds to cover constructions costs and to use the System, which is being constructed, as collateral for such borrowings. However, the Company's ability to obtain construction financing will be dependent upon the Production Model's meeting its anticipated performance specifications and, possibly, other factors as well. Because assembly of the Production Model has not yet been completed and testing operations have not yet commenced, management is unable at this time to give any assurances that such performance specifications will be met, on a timely basis, without undue economic costs, if at all, or if the Company will be able to obtain construction financing on beneficial terms, if at all.

      Management does not believe that, even with the possible availability of production financing, such financing together with cash flow from sales of TCS-1 Systems will be sufficient to provide the funds necessary for the Company's operations, capital expenditures and anticipated growth during the next twelve months. It will therefore be necessary for the Company to satisfy its financial needs by raising additional equity capital. In an effort to put such funding into place, the Company has entered into a non-binding letter of intent with a potential underwriter for a public offering of its securities in an amount of not less than $8,000,000. Management is not able at this time to give any assurances that the said non-binding letter of intent will ultimately result in a public offering or that the Company will be successful in obtaining another underwriter for such enterprise. In all events, no public offering is expected to be effected during the current fiscal year. Management believes that If the Company is not able to complete a public offering of its securities within the next twelve months, or find other sources of outside funding, the Company's financial position and its prospects for beginning and developing profitable business operations could be materially adversely affected.

      Prior to the recently completed Private Placements described above, the activities of the Company since its inception in 1987 have been financed by sources other than operations. Such financing was principally provided by the sale of securities in private transactions, as follows:

                                                     Proceeds From
                   Year Ended                          Sales of
                   June 30th                          Securities
                   ---------                          ----------

                     1998*                            $2,063,795*
                     1997                                345,391
                     1996                                 80,872
                     1995                                 22,316
                     1994                                237,430
                     1993                                 76,055
                     1990                                 80,812
                     1989                                 77,000


----------
* Includes $532,365 in proceeds from Private Placements received between January 1, 1998 and March 31, 1998

      As at March 31, 1998, the Company had total assets of $2,293,333 as compared to $1,555,620 at June 30, 1997 reflecting an increase of $737,713 during the first nine-months of the year ending June 30, 1998 and an increase of $1,713,697 in total assets since March 31, 1997. Management attributes the increases in total assets during the nine months ended March 31, 1998, principally to (i) accrued design and development costs of the TCS-1 System of $135,577; (ii) an increase in cash in the amount of $150,206; (iii) an increase in research and development tax credit receivables in the amount of $369,844; and (iv) deferred start up costs of $21,951.

      As at March 31, 1998, the Company had total liabilities of $3,092,377 as compared to $2,601,978 at June 30, 1997 reflecting an increase in liabilities of $1,397,627 during the first nine-months of Fiscal 1998 and an increase of $2,801,978 in total liabilities since March 31, 1997 when total liabilities were $490,399. Management attributes such increases in total liabilities since March 31, 1997, primarily to the recording of liabilities associated with the accruing of various expenses, including (i) 540,839 in officers' salaries accrued during the nine months ended March 31, 1998, $153,191 of which will be repaid as of June 30, 1998 by way of the issuance of shares of Common Stock, and $387,648 of which will be repaid in cash as at the end of the current fiscal year; (ii) increase bank indebtedness in the amount of $504,869; (iii) $433,342 in advances from the Federal Office of Regional Development - Quebec ("FORDQ") pursuant to a loan contributed under the Industrial Recovery Program for South-West Montreal;
(iv) $473,500 in refundable deposits and/or prepayments on TCS-1 Systems for which orders have been taken, and (v) the issuance in one of the Private Placements of 10% Convertible Subordinated debentures in the aggregate principal amount of $445,000.

      Reflecting the foregoing, as at March 31, 1998, the Company had a working capital deficit (current assets minus current liabilities) of ($1,406,828). As at March 31, 1997, the Company's working capital deficit was ($246,031) and as at June 30, 1997, the end of the last fiscal year, the working capital deficit was ($1,013,559).

      The Company currently has limited material assets, negative working capital, and a negative net worth. The success of its tire recycling equipment manufacturing business and its ability to continue as a going concern will be dependent, initially, upon the Production Model's meeting anticipated performance specifications on a timely and economical basis and the Company's ability to obtain adequate financing to commence profitable, commercial manufacturing and sales activities following the test phase of the Production Model.

Results of Operations

      As noted above, the Company is presently in the very early stages of the business of manufacturing and selling its patented cryogenic tire recycling equipment, referred to herein as the "TCS-1 System". The Company recently completed the initial design and development stage of the TCS-1 System and it intends to begin manufacturing on a commercial basis following the test phase of the Production Model if such test phase proves that the Production Model is capable of meet its anticipated performance specifications. The Company generated $415,000 in revenues in January of 1998 from the sale of the front-end module of the Production Model of the TCS-1 System. However, unless and until the Company successfully develops and commences manufacturing and sales operations on a full-scale commerical level, it will continue to generate no, or only limited, revenues from operations. Except for the foregoing, the Company has never engaged in any significant business activities. There were no significant revenues from during the nine-month period ended March 31, 1997.

      The financial statements which are included in this Report reflect increases in total general and administrative expenses, which increased from $520,433 for the nine-month period ended March 31, 1997 to $1,369,130 for the nine-month period ended March 31, 1998. The great bulk of such increase reflected the accrual, as expenditures, of $540,839 of salaries for the Company's executive officers and corporate counsel. Other expenses during the nine-month period ended March 31, 1998 were made principally for overhead and operating costs. Management believes that the amounts accrued in respect of the shares issued to compensate the executive officers and corporate counsel reflect the fair value of the services rendered and not the value of the stock at the time it was issued. In respect of the value of the shares received by such persons in lieu of cash compensation, management believes that it was, as of the dates when such shares were issued, impossible to determine the actual current or potential value, if any, of the such shares in light of the fact that, as of such dates, the shares had no or only very minimal actual market value and the actual potential market value of such shares, if any, at such dates was, and as at the date hereof remains, highly contingent upon, and subject to, extremely high risks including but not limited to the following factors: (i) the very early stage of development of the Company's business; (ii) the Company's lack of sufficient funds to implement its business plan and the absence of any commitments from potential investors to provide such funds; (iii) the absence of a reliable, stable, or substantial trading market for such shares; (iv) the restrictions on transfer arising out of the absence of registration of such shares and, in some instances, to their being subject to certain stock restriction agreements; and (v) the uncertainty respecting the Company's ability to continue as a going concern.

      From inception (July 15, 1987) through March 31, 1998, the Company has incurred a cumulative net loss of $4,963,490. Approximately 21% of such cumulative loss was incurred, prior to the inception of the Company's present business plan, in connection with the Company's discontinued proposed health care business and was due primarily to the expensing of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced its proposed health care operations and therefore, generated no revenues therefrom.

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

1.  Securities Issued As Compensation Under Written Consulting Agreement

      On January 28, 1998 Registrant authorized the issuance of 600,000 shares of Common Stock to Louis V. Sanzaro pursuant to the terms of his consulting agreement (the "L. Sanzaro Consulting Agreement"), executed at such date and deemed by the parties to be effective as of January 1, 1997. The retroactive effectiveness of the L. Sanzaro Consulting Agreement was agreed to and acknowledged by the parties in recognition of Mr. Sanzaro's having provided valuable consulting services to Registrant on a continuous basis since October of 1995 without receiving any compensation, but on the understanding that he would be fairly and equitably compensated for such services beginning not later than January 1, 1997. Pursuant to the L. Sanzaro Consulting Agreement, Mr. Sanzaro has rendered, and/or will render, advice, opinions, "hands-on" assistance, and, in some cases, effectuation of, the following: (i) developing pro-forma financial projections respecting the operations of a TCS-1 Plant ("Plant") and marketing of rubber crumb generated thereby; (ii) designing and developing a complete maintenance program for the TCS-1 System to insure continuous operation in compliance with specifications; (iii) developing specialized accounting software to be used with all TCS-1 Systems for the purpose on monitoring all financial aspects of operations and for calculation of sales-based royalties due and payable to the Corporation; (iv) designing and developing logistics respecting Plant configuration necessary for safe and efficient operations-flow and providing technical and mechanical adjustments to plant set-ups throughout the United States during the Engagement Period; (v) testing new equipment at construction and assembly site, adjusting, and designing modifications to new equipment as required by test results; (vi) assisting Registrant with respect to TCS-1 System site-planning and installation at operators' sites throughout the United States during the Engagement Period, including providing personnel to "trouble-shoot" and or adjust all newly installed equipment, as required during the Engagement Period; (vii) advising Registrant's management of pertinent changes and developments respecting new emerging technologies in tire recycling industry; and (viii) developing and establishing a training program for the instruction of operators and their personnel with respect to all aspects of Plant operations.

Total compensation under the L. Sanzaro Consulting Agreement consists of the said 1,000,000 shares of Common Stock, 600,000 of which have been issued, as described above, and the balance of 400,000 of which were issued subsequent to March 31, 1998.

      Registrant claims the transactions hereinabove described, to have been exempt from the registration requirements of Section 5 of the Securities Act by reason of Section 4(2) thereof, for the reasons described below.

2.  Issuances Made Pursuant to Stock Bonuses
      Granted Under Written Employment Agreements

      On January 28, 1998, Registrant authorized the issuance of an aggregate of 4,000,000 shares to two of its executive officers and to its corporate attorney, at a price of $.001 per share, as follows: Terence C. Byrne - 2,000,000, Louis
V. Muro - 1,000,000, and Frances Katz Levine - 1,000,000. Such sales were made pursuant to the exercise of options granted to such persons and subsequently amended, as follows: On September 3, 1997, Registrant granted to the foregoing individuals options to purchase the respective number of shares set forth above at an exercise price equal to the full market price of the Common Stock at such date, as follows: Terence C. Byrne - 2,000,000, Louis V. Muro - 1,000,000, and Frances Katz Levine - 1,000,000 (the "1997 Options"). Such bonuses were granted for the fiscal year ended June 30, 1997 pursuant to the terms of their respective employment agreements with Registrant, which provide for discretionary bonuses for each year (or portion thereof) during the term of such agreements, with the actual amount of any such bonus to be determined in the sole discretion of the Board of Directors based upon its evaluation of the Executive's performance during such year. On January 13, 1998, Registrant granted to each of these persons a bonus (the "1998 Bonus"), under the terms of their respective employment agreements, for the fiscal year which will end on June 30, 1998 (the "1998 Bonuses"). The 1998 Bonuses consisted of amendments to the terms of the 1997 Options, reducing the option exercise price $.001 per share. Both the 1997 and the 1998 bonuses were unanimously approved by Registrant's full six member Board of Directors, which includes Mr. Byrne and Mr. Muro.

      Registrant claims the transactions hereinabove described, to have been exempt from the registration requirements of Section 5 of the Securities Act by reason of Section 4(2) thereof, for the reasons described below.

Basis for Section 4(2) Exemption Claimed

      With respect to all sales and other issuances of securities as hereinabove described, which Registrant claims to have been exempt from the registration requirements of Section 5 of the Securities Act by reason of Section 4(2) thereof :

(i) Registrant did not engage in general advertising or general solicitation and paid no commission or similar remuneration, directly or indirectly, with respect to such transactions.

(ii) The persons who acquired these securities were current or former executive officers and directors, or consultants, all of whom are sophisticated investors; Such persons had continuing access to all relevant information concerning the Registrant and/or have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of such investment and are able to bear the economic risk thereof.

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

3. Sales Made Pursuant to Exemption From Registration Available Under Rule 506 of the Securities Act.

      On January 8, 1998, Registrant authorized the issuance of an aggregate of 3,305,000 shares of its Common Stock (the "Tirex Merger Share" to thirty-six persons (the "RPM Shareholders") in a share-for-share exchange for 3,305,000 Shares of the Common Stock of RPM Incorporated, a privately held Delaware
Corporation ("RPM"). Such exchange was effected under the terms of a certain Plan and Agreement of Merger (the "Merger Agreement") by and among the Registrant, RPM, and Tirex Acquisition Corp., a wholly-owned subsidiary of the Registrant ("TAC"). Pursuant to the terms of the Merger Agreement, RPM was merged with and into TAC (the "Merger") with TAC remaining as the surviving entity after the Merger.

      The Merger was effected after an initial closing upon the sale of 31 units of the RPM's securities (the "RPM Units") in a private placement in which 85 RPM Units were offered at a price of $10,300 per RPM Unit. Each RPM Unit consisted of one 10% Convertible Subordinated Debenture in the principal amount of $10,000 (the "RPM Debentures") and 10,000 shares of the common stock of RPM, $.001 par value ("RPM Common Stock"). In effectuation of the Merger:

      (i)   Registrant   exchanged   one  Merger  Share  for  every  issued  and
            outstanding share of the common stock of RPM, $.001 par value, per share ("RPM Common Stock") and assumed RPM's liabilities and obligations under the outstanding RPM Debentures in the aggregate principal amount of $305,000;

      (ii) The Initial RPM Closing was held upon completion of the sale of 30.5 RPM Units, which yielded gross proceeds in the amount of $314,150 and all of such proceeds, net of the placement agent's 10% commission and certain other offering expenses in the aggregate amount of $6,650 (yielding net proceeds in the amount of $276,085) remained in RPM and inured to the benefit of Registrant upon effectuation of the Merger.

      3,000,000 shares (the "Pre-Private Placement RPM Shares") of the 3,305,000 shares of RPM common stock (the "RPM Merger Shares") for which Tirex Merger Shares were exchanged, constituted all of the shares of RPM common stock which were issued and outstanding prior to the commencement of the RPM Private Placement. These shares were exchanged for 3,000,000 Tirex Merger Shares in consideration of RPM's waiver of certain consulting fees in the amount of $4,000 per month, accrued prior to, and accruable subsequent to, the Merger pursuant to the terms of a certain five-year consulting agreement, dated June 9, 1997, among RPM, the Company, and two individuals who were, prior to the Merger, RPM's principal shareholders, officers, and directors. None of the RPM Shareholders had any affiliation of any kind with Registrant prior to or after the Merger
(except insofar as they have become shareholders of Registrant as a result of the said Merger).

      Based upon information provided by the recipients (the "RPM Shareholders") of the above described 3,305,000 Tirex Merger Shares, advice from the principals of RPM, and the opinion of RPM's counsel:

      (i) all 3,000,000 of the Pre-Private Placement RPM Shares were acquired by the RPM Shareholders prior to March 31, 1997;

      (ii) all of the RPM Shareholders were "accredited investors" as that term is defined in Rule 501(a) of the Securities Act;

      (iii) all 3,305,000 of the RPM Merger Shares (including the Pre-Private Placement RPM Shares as well as the RPM Shares sold in the RPM Private Placement) were acquired in transactions which were exempt from the registration requirements of Section 5 of the Securities Act available under Rule 506 of Regulation D thereof, which would not be integrated, as such term is defined in Section 502(a) of Regulation D under the Securities Act, with the distribution of the Tirex Merger Shares to the RPM Shareholders, so as to render unavailable, for such distribution, the exemption from the registration provisions of the Securities Act under Rule 506 of Regulation D.

      RPM filed a Form D with the Commission with respect to the offer and sale of the RPM Units and Registrant filed a Form D with the Commission with respect to the distribution of the Tirex Merger Shares to the RPM Shareholders.

      After the Merger until May 11, 1998, Registrant continued to offer and sell the balance of the securities which had originally been offered by RPM in the Private Placement, at the same per Unit Price of $10,300. With respect to RPM Units sold after the Merger, the exchange of RPM common stock for Registrant's common stock and Registrant's assumption of the RPM debentures were deemed to have occurred concurrently with the RPM Merger. On January 23, 1998 Registrant closed on sales of an additional 8.5 RPM Units, and issued an aggregate of 85,000 shares of its Common Stock and eight 10%, convertible subordinated debentures in the aggregate principal amount of $85,000; on February 19, 1998, Registrant closed on sales of an additional 5.5 Units, and issued an aggregate of 55,000 shares of its Common Stock and six 10%, convertible subordinated debentures in the aggregate principal amount of $55,000.

      The offers and sales of the RPM Units were made only to "accredited investors" as that term is defined in Rule 501(a) of the Securities Act of 1933, as amended (the "Securities Act") in a private placement (the "Private Placement"), through a placement agent, which is a broker dealer registered with the National Association of Securities Dealers, pursuant to a Confidential Private Offering Memorandum, dated November 28, 1997 (the "Private Placement Memorandum) in a manner consistent with the requirements of the exemption from the registration provisions of the Securities Act, which is available under Rule 506 of Regulation D, as promulgated under Section 4(2) thereof. These sales are claimed to have been exempt from registration under the Securities Act pursuant to Rule 506 as more fully described below.

Basis for Rule 506 Exemption Claimed

      With respect to all sales and other issuances of securities as hereinabove described and claimed to have been exempt from the registration requirements of
Section 5 of the Securities Act pursuant to Rule 506 thereof:

      (a)  Registrant   did  not  engage  in  general   advertising  or  general
solicitation and paid no commission or similar remuneration, directly or indirectly, with respect to such transaction.

      (b) Registrant made reasonably inquiry to determine the investment intent of the purchasers (i.e., to determine that such Shares were purchased for investment and without a view to their resale and informed them that an appropriate legend would be placed on certificates or documents evidencing such securities reciting the absence of their registration under the Act and referring to the restrictions on their transferability and resale).

      (c) The Purchasers have been provided with, or have access to, all information requested by them and with what Registrant believes to be all relevant information concerning the Registrant, and Registrant believes such the Purchasers are knowledgeable with respect to the affairs of Registrant.

      (d) The Company has good reason to believe that each of such persons is, and each of the Purchasers has represented himself or herself to be an accredited investor, as that term is defined in Rule 501(a) of the Securities Act, and that such person has such knowledge and experience in financial and business matters that he or she is capable of evaluating the merits and risks of such investments and is able to bear the economic risk thereof.

      (e) Registrant made no sales of unregistered securities during the six month preceding the sales made pursuant to Rule 506 except for sales made pursuant to Employee Benefit Plans as that term is defined in Rule 405 of the Securities Act.

Item. 6 - Exhibits and Reports on Form 8-K

      (a) Exhibits filed herewith:

      10(a) Consulting  Agreement,  dated January 28, 1998, effective of January
            1, 1997 between Registrant and Louis Sanzaro

      (b) Current Reports on Forms 8-K filed during quarter ended March 31, 1998

      Current Report on Form 8-K, dated February 3, 1998, filed with the Commission on February 17, 1998, reporting: Item 5. "Other Events".

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE TIREX CORPORATION

                                             By /s/ Terence C. Byrne
                                               ------------------------------
                                               Terence C. Byrne, President
                                                   and Treasurer

                                             THE TIREX CORPORATION

Date: May 18, 1998                           By /s/ Terence C. Byrne
                                               ------------------------------
                                               Terence C. Byrne, Chief Executive
                                                 and Chief Financial Officer