Form 10KSB
period 1998-06-30
TIREX CORP
filed 1999-03-09
CIK 823072

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

         [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended June 30, 1998

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from __________ to ___________

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

                                 (514) 878-0727
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of Each Exchange
         Title of Each Class                          on Which Registered
         -------------------                         ---------------------
                NONE                                          NONE

         Securities registered under Section 12(g) of the Exchange Act:

                                      NONE

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

                                    $880,000

               (Issuer's revenues for its most recent fiscal year)

                      $10,353,194 (as of February 4, 1999)
                (Aggregate market value of the voting stock held
                        by non-affiliates of the Issuer)

                       78,095,141 (as of February 4, 1999)
 (Number of shares outstanding of each of the Issuer's classes of common stock,

         Transitional Small Business Disclosure Format (check one)
         Yes [ ]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
                                   into Part I

                 Registration statement on Form S-18, as amended
                              File No. 33-17598-NY

                 Registration statement on Form SB-2, as amended
                               File No. 333-53255

                  Annual Report on Form 10-K of the Company for
                        the year ended December 31, 1988

                  Transition Report on Form 10-K of the Company
                            for the transition period
                      January 1, 1989 through June 30, 1989

                 Annual Reports on Forms 10-K of the Company for
                            the years ended June 30,
                       1989, 1990, 1991, 1992, 1993, 1994

                  Annual Report of Forms 10-KSB of the Company
                for the years ended June 30, 1995, 1996 and 1997

                Quarterly Reports of Forms 10-QSB of the Company
          for the quarters ended September 30, 1997, December 31, 1997, and March 31, 1998

                   Current Reports on Forms 8-K of the Company
            Dated July 11, 1997, February 3, 1998, May 27, 1998, and
                               September 14, 1998

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

      The Tirex Corporation (hereinafter, the "Company" or "Tirex") is engaged in the early stages of the business of manufacturing, selling, and leasing a patented "turn key" cryogenic tire recycling system (the "TCS-1 Plant") designed and developed by Tirex, which breaks down used tires into cleanly separated and re-saleable rubber crumb, steel wire, and fiber (see "Existing and Proposed Businesses - Equipment Manufacturing"). The Company was incorporated in Delaware on August 19, 1987 under the name "Concord Enterprises, Inc." Its name was changed to "Stopwatch Inc." on June 20, 1989(1) and to "Tirex America Inc." on March 10, 1993. On July 11, 1997, in order to encompass the current and projected international scope of its operations, the Company's name was changed to "The Tirex Corporation". The Company, does business directly, and indirectly through its Canadian subsidiaries, The Tirex Corporation Canada Inc. and Tirex Canada R&D, Inc. (formerly, 3143619 Canada Inc., and formerly known as "Tirex Canada Inc.").

      Since the beginning of 1993, the Company has devoted the bulk of its efforts to completing the design and development, and commencing the manufacture, of the TCS-1 Plant and raising the financing required for such project. All major components of the TCS-1 Plant were successfully tested and were operational on a non-continuous running basis by May 1998, with approximately 85% of the TCS-1 Plant components meeting all of Tirex's specifications. In December 1998, the Company began successfully operating the first fully integrated TCS-1 Plant on a continuous-running basis for scheduled periods of up to four hours, at 50% of capacity with one of its two freezing towers and fracturing mills. This allows the TCS-1 Plant to process only the tread portion of the tires. The addition of the second freezing tower and fracturing mill, which is expected to be completed in April of 1999, will allow for the processing also of the sidewall portion of the tire.

      The Company is also in the process of establishing and initiating operations in a second business segment which will involve owning and operating, directly or indirectly, on exclusive or joint venture bases, product manufacturing plants (the "Tirex Advanced Products Plants") which will utilize TCS-1 Plants to produce recycled rubber crumb and which will manufacture finished products out of such recycled material. The Company's initial operations in this segment will be conducted pursuant to an agreement (the "IM2/Tirex Agreement") with IM2 Merchandising and Manufacturing, Inc. ("IM2"), in Quebec. Pursuant to the IM2/Tirex Agreement, the Company will act as IM2's exclusive supplier of rubber welcome mats and related products molded out of rubber crumb ("IM2 Products"). The Company intends to use rubber crumb produced by the TCS-1 Plant which has been installed, and which will be operated, at the Company's Montreal facility (see "Existing and Proposed Businesses - Proposed TCS-1 Plant Operations: Sales of Rubber Crumb and Manufacture and Sale of Finished Products").

      The Company's wholly-owned subsidiary, The Tirex Corporation Canada Inc. ("TCCI") was formed on June 1, 1998, and on June 3, 1998, 3143619 Canada Inc.'s name was changed to Tirex Canada R & D Inc. (hereinafter referred to as "Tirex R&D"). The purpose of these changes was to transfer all business

---------
(1) For a discussion of the merger with Stopwatch, the healthcare business which was intended, but was never commenced, by Stopwatch, and the reasons for the termination of the Stopwatch business plan, reference is made to
      Item 1 of Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1988, its transition report on Form 10-K for the transition period ended June 30, 1989, and its annual report on Form 10-KSB for the fiscal year ended June 30, 1995.

activities, except those which constitute research and development activities exclusively, from Tirex R&D to TCCI. On April 22, 1998 the Company formed another wholly owned Canadian subsidiary now known as Tirex Advanced Products Quebec, Inc. ("TAP"). This subsidiary is presently dormant. However, the Company may, in the future, transact finished product manufacturing activities through TAP. The Company also has another dormant, wholly owned subsidiary, formed under the laws of the State of Delaware, Tirex Acquisition Corp. ("TAC"), for which the Company has no present plans.(2) The Company's principal executive offices are located at 740 St. Maurice, Suite 201, Montreal, Quebec H3C 1L5, Canada, its telephone number is (514) 878-0727 and its Internet address is tirexcorp@aol.com.

      Although the Company has generated some limited revenues from operations, it is still in the development stage. The Company began taking orders for TCS-1 Plants in October of 1995 and, to date, has taken orders on a total of fifteen Plants from five customers, two of which have given refundable deposits of
$25,000 on one Plant each and one of which has given refundable deposits of $25,000 on each of five Plants. Parts of one of the foregoing Plants (the "First Production Model") have been delivered and the Company has received a total of $880,000 in respect thereof. In December 1998, the Company entered into sale and lease-back arrangements for other portions of the First Production Model, pursuant to which it received a total of $300,000 (see, below, "Sale and Lease-Back Transactions"). All undelivered orders are subject to change by reason of several factors, including possible cancellation of orders, changes in terms of the contracts, and other factors beyond the Company's control and should not be relied upon as being necessarily indicative of the Company's future revenues or profits. The ultimate consummation of each sale contemplated by such orders will be entirely dependent upon the TCS-1 Plant's meeting performance expectations, each customer's obtaining lease, or other financing for the purchased portions of the TCS-1 Plant (as well as all required permits and licenses to operate a system) and the Company's obtaining sufficient production financing and capacity to meet delivery requirements. The Company intends to retain ownership rights to the portions of the First Production Model, not included in the portions sold for the $880,000 noted above, and to use the entire First Production Model in the first Tirex Advanced Product Plant, to be located in the Company's Montreal facility (see "Existing and Proposed Business - Proposed TCS-1 Plant Operations: Sales of Rubber Crumb and Manufacture and Sale of Finished Products", "Sales and Marketing - Agreements with Oceans Tire Recycling and Processing Co., Inc.", and "Backlog"). With respect to the commercial manufacture of TCS-1 Plants, the Company has located and entered into written and oral agreements with various engineering and manufacturing subcontractors and component suppliers, which Management believes will give the Company sufficient production capacity to meet all current and projected orders for TCS-1 Plants, as required, commencing in or about March 1999. At present, the Company has no scheduled delivery date obligations in connection with any orders it has received to date. With respect to projected rubber mat production operations, the Company has ordered the necessary equipment for flocking and die-cutting. This equipment is expected to be installed in March of 1999. For the primary molding of the rubber mats, the Company is currently in the process of evaluating several alternative modes of production, including in-house production as well as outsourcing to one or more of numerous available sub-contractors. Decisions respecting such operations are expected to be made by management during the first half of March 1999.

      Absent any reference to "Canadian", "Cdn", or any other variant thereof, all dollar amounts shown throughout this Report are in United States dollars. Whenever any dollar amount has been translated from

---------
(2) Unless context necessarily requires otherwise, references hereinafter to the "Company" refer to The Tirex Corporation and its subsidiaries, TCCI, Tirex R&D, TAP and TAC, collectively.

Canadian dollars into United States dollars or vice-versa, the exchange rate used was one Canadian dollar (Cdn $1.00) for every United States seventy cents (US$0.70). This was the approximate average exchange rate in effect during the course of the fiscal year ended June 30, 1998. As of the close of the applicable international currency market on February 19, 1999, the quoted exchange rate was one Canadian dollar (Cdn$1.00) for every United States sixty-six and thirty-six one hundredths cents (US$0.6636)

Sale and Lease-back Transactions

      On December 16, 1998, the Company entered into two sale and lease-back transactions by and among the Company, Northshore Leasing & Funding Inc. ("NLFI"), and Ocean Utility Contracting, Inc. ("OUCI"). Such transactions consisted of the Company's sales to NLFI of the single fracturing mill and the single freezing tower, which are components of the TCS-1 Plant installed at the Company's Montreal facility and the lease back of such components to OUCI. The Company received an aggregate of $300,000 by way of the purchase prices for the two components. The Company and OUCI have agreed that all of OUCI's rights under the leases will be assigned to the Company and the Company will assume all of OUCI's liabilities thereunder. Both leases are for a sixty-month period commencing on December 15, 1998, with monthly lease payments of $3,499.20 required under each of the two leases. Both leases also provide that at the end of the lease term, the lessee will have the right to purchase the leased equipment for $1.00. Such right to purchase will be included in OUCI's assignment to the Company of its rights under the leases.

Material Financing Activities

The Type A Private Placement

      Between November 5, 1997 and May 11, 1998, the Company offered to sell (the "Type A Private Placement") through H.J. Meyers & Co., Inc., as placement agent (the "Placement Agent"), 28 Units, (the "Type A Units") at a price of $25,000 per Unit, each Type A Unit consisting of one 10% Convertible
Subordinated Debenture in the principal amount of $25,000 (the "Type A Debentures") and 100,000 warrants (the "Type A Warrants") to purchase a like number of shares of the common stock of the Company (the "Type A Warrant Shares"). The Type A Private Placement was terminated by the Company and the Placement Agent on May 11, 1998 following the sale on April 9, 1998 of twenty Type A Units to two purchasers, yielding gross proceeds of $500,000 and net proceeds of $433,500 after payment of the Placement Agent's $10% commission, 3% nonaccountable expense allowance, and an escrow agent's fee of $1,500. The Type A Private Placement was effected in reliance upon the availability of an exemption from the registration provisions of the Securities Act by virtue of compliance with the provisions of Section 4(2) of the Securities Act and Rule 506 of Regulation D thereof ("Rule 506"). The Type A Units were offered and sold to a limited number of sophisticated investors who understood and are economically capable of accepting the risks associated with a speculative investment, including the complete loss of such investment, and who are "Accredited Investors" within the meaning prescribed by Regulation D and Rule 501 of the Securities Act.

      The 2,000,000 outstanding Type A Warrants are exercisable at a price of $.001 per share. Through March 10, 1999, the principal amount of the Type A Debentures and all interest due thereon is convertible into common stock at a conversion ratio of 67.5% of the closing bid price of the Company's common stock, as traded in the over-the-counter ("OTC") market and quoted in the OTC Electronic Bulletin Board of the NASD, on the trading date immediately preceding the date of the Company's receipt of a notice of conversion from a holder of the Type A Debentures (the "Market Price"). Unless the registration statement discussed below is declared effective prior to June 11, 1999, the conversion rate will decrease, on a monthly basis at a rate of 1.5% per month, until such date, when it will stabilize at 61.5% of the Market Price. There is no minimum conversion price. The Type A Debentures, as amended, are due and payable on December 31, 1999 (the "Maturity Date") and are redeemable upon the request of a holder at any time after the Maturity Date at 125% of the principal amount plus all accrued, unpaid interest on the principal amount.

      The resale of the 2,000,000 shares issuable pursuant to the exercise of the Type A Warrants and the resale of the shares issuable pursuant to the conversion of the Type A Debentures are being registered by way of inclusion in the Company's registration statement on Form SB-2 filed with the Securities and Exchange Commission on May 21, 1998 (Registration No. 333-53255), which has yet to be declared effective (the "Registration Statement"). Following the effective date of the Registration Statement, to the extent that they are acquired from the Company, the shares underlying the Type A Warrants and Type A Debentures may be offered and resold by the holders thereof, from time to time, as market conditions permit in transactions in the over-the-counter market, in negotiated transactions, or a combination of such methods of sale, at fixed prices which may be changed, at market prices prevailing at the time of sale, at prices relating to prevailing market prices or at negotiated prices.

Merger with RPM Incorporated and The Type B Private Placement

      On January 7, 1998, The Company issued a total of 3,305,000 shares of its common stock to thirty-six persons, none of whom had any affiliation with the Company. These issuances were made pursuant to the terms of a merger agreement by and among the Company, the Company's wholly-owned subsidiary Tirex Acquisition Corp. ("TAC"), and RPM Incorporated ("RPM") respecting the merger of RPM with and into TAC (the "RPM Merger"). The RPM Merger Agreement was effective on January 7, 1998, concurrent with the closing of a private placement of RPM's securities (the "RPM Private Placement"), in which RPM had offered to sell, on a best efforts 30 Units-or-none basis, up to 85 units of its securities (the "RPM Units"), each such RPM Unit consisting of one 10% Convertible Subordinated Debenture in the principal amount of $10,000 (the "RPM Debentures") and 10,000 shares of the Common Stock of RPM. The closing took place upon the sale of 30.5 RPM Units. All of the net proceeds from the RPM Private Placement ($276,085) remained in RPM when it was merged into TAC, which was the surviving entity. Such proceeds thereby inured to the benefit of the Company. In effectuation of the RPM Merger, the Company:

      (i) exchanged one share of its common stock ("Merger Shares") for every issued and outstanding share of RPM common stock (which included 305,000 shares sold in the RPM Private Placement and 3,000,000 shares which had been issued and outstanding prior to the commencement of the RPM Merger); and

      (ii) assumed RPM's liabilities and obligations under 30.5 RPM Debentures in the aggregate principal amount of $305,000 which RPM had theretofore sold in the RPM Private Placement;

      After the Merger, the Company commenced the "Type B Private Placement", in which it offered and sold the same type of securities, as were sold in the RPM Private Placements, i.e., the securities offered in the Type B Private Placement consisted of "Type B Units" each consisting of 10,000 shares of the Company's common stock and one convertible Subordinated Debenture of the Company in the principal amount of $10,000 (the "Type B Debenture"). The number of Type B Units offered (54.5) was equal to the number of RPM Units remaining unsold as at the time of the Merger.

      Prior to the Merger, RPM and the Company were completely separate entities. However, the RPM Private Placement, the merger, the exchange of RPM common stock for Company common stock, and the subsequent Type B Private Placement by Tirex were at all times contemplated as interdependent transactions and described in the RPM Private Placement Memorandum as such. Thus the contemplated post-merger Type B Private Placement was viewed as being a "continuance" of the RPM Private Placement. The Type B Private Placement differed from the RPM Private Placement only insofar as: (i) in the RPM Private Placement, RPM offered and sold shares of RPM common stock, which were to be exchanged for Company common stock in the merger, while in the post-merger Type B Private Placement, the Company offered and sold shares of Company common stock; and (ii) in the RPM Private Placement, RPM offered and sold RPM debentures, which were to be assumed by the Company in the Merger, while in the Type B Private Placement, the Company offered and sold Company Type B Debentures. Except for the above, the terms of the securities included in the Type B Units were identical to those included in the RPM Units

      Between January 23, 1998 and May 11, 1998, the Company sold 23 Type B Units, consisting in the aggregate of 230,000 shares of its common stock and twenty-three 10% convertible Debentures, each in the principal amount of $10,000, to 21 private investors, who had no affiliation with the Company.

      All of the Type B Debentures and the RPM Debentures, which had been assumed by the Company (referred to collectively, hereinafter as the "Type B
Debentures"), provide for: (i) the registration of the shares (the "Type B Conversion Shares") issuable upon the conversion of the Type B Debentures; and
(ii) restrictions on the transfer of the Type B Conversion Shares until the first to occur of: (a) six months from the effective date of the Registration Statement, or (b) one year from the date of the issuance of the Type B Debentures. The Type B Debentures are convertible at a ratio of one share for every $0.20 of the principal amount of the Debenture plus interest earned thereon from the date of issuance. The principal amounts of the Type B Debentures are due and payable on the first to occur of: (i) two years from the issue date or (ii) the completion and closing of a public offering of its securities by the Company. The Type B Debentures bear interest at the annual rate of 10% from the date of issuance (the "Issuance Date"), payable semi-annually, commencing six months from the Issuance Date. The company is presently in default on interest payments due on the Type B Debentures. As of February 16, 1999, the Company had not received any demands for interest payments from any of the holders of the Type B Debentures. The Company intends to pay all interest due and payable as soon as the funds required to do so are available.

      The resale of shares of the Company's common stock issuable pursuant to the conversion of the Type B Debentures, are being registered by way of inclusion in the Registration Statement.

Pre-Placement RPM Shares

      3,000,000 shares (the "Pre-Placement RPM Shares") of the 3,305,000 shares of RPM common stock for which the Company issued Merger Shares, constituted all of the shares of RPM common stock which were issued and outstanding prior to the commencement of the RPM Private Placement. These shares were exchanged for 3,000,000 Merger Shares in consideration of RPM's waiver of certain consulting fees in the amount of $4,000 per month, accrued prior and subsequent to the Merger pursuant to the terms of a certain five-year consulting agreement, dated June 9, 1997, among RPM, the Company, and Dr. Eugene Stricker and Mr. Mark Schindler who were, prior to the Merger, RPM's principal shareholders, officers, and directors (the "RPM Consulting Agreement"). Pursuant to the RPM Consulting Agreement, Dr. Stricker and Mr. Schindler rendered, and continue to render, consulting services to the Company concerning matters in connection with the operation of the business, equipment financing, corporate acquisitions, mergers and other business combinations, as well as management, corporate planning, marketing, organization and related matters. None of the RPM Shareholders had any affiliation of any kind with the Company prior to or after the Merger (except insofar as they have become shareholders of the Company as a result of the said Merger). Based upon information provided by the recipients (the RPM Shareholders") of the above described 3,305,000 shares of common stock and advice from the principals of RPM and the opinion of RPM's counsel, all 3,000,000 of the Pre-Placement RPM Shares were acquired by the RPM Shareholders prior to March 31, 1997; all of the RPM Shareholders are "accredited investors" as that term is defined in Rule 501(a) of the Securities Act; all 3,305,000 of the shares of RPM common stock (including the Pre-Placement RPM Shares as well as the RPM Shares sold in the RPM Private Placement) which were exchanged for Merger Shares were acquired in transactions which were exempt from the registration requirements of Section 5 of the Securities Act available under Rule 506 of Regulation D thereof, which would not be integrated, as such term is defined in Section 502(a) of Regulation D under the Securities Act, with the distribution of the Merger Shares to the RPM Shareholders, so as to render unavailable, for such distribution, the exemption from the registration provisions of the Securities Act under Rule 506 of Regulation D.

      Sales made in the RPM Private Placement and the Type B Private Placement and the exchange of shares in the Merger were effected in compliance with Rule 506 to a limited number of sophisticated investors who understood and were economically capable of accepting the risks associated with a speculative investment, including the complete loss of such investment, and who were "Accredited Investors" within the meaning prescribed by Regulation D and Rule 501 of the Securities Act.

The Type C Private Placement

      On May 11, 1998, the Company completed a private placement (the "Type C Private Placement") made directly by the Company, with all offers and sales made by officers of the Company, of a total of 11,760,000 shares of the Company's common stock (the "Type C Shares") at a price of $.10 per share, yielding proceeds of $1,176,000, without deducting nominal incidental expenses incurred in connection with the offering. As was the case with the Type A and Type B Private Placements, the Type C Private Placement was effected in compliance with Rule 506 and the Type C Shares were offered and sold only to a limited number of sophisticated investors who understood and were economically capable of accepting the risks associated with a speculative investment, including the complete loss of such investment, and who were "Accredited Investors" within the meaning prescribed by Regulation D and Rule 501 of the Securities Act.

      The 11,760,000 Type C Shares which were sold are being registered for resale to the public by the holders thereof by way of their inclusion in the Company's Registration Statement.

Registration Statement

      On May 21, 1998, the Company filed a Registration Statement on Form SB-2 (Registration No. 333-53255) with the Securities and Exchange Commission, for the registration of the resale of certain presently outstanding shares of the Company's common stock and an undetermined number of shares issuable upon the conversion or exercise of certain presently outstanding debentures, options, and warrants. None of the shares included in the Registration Statement are being offered for sale by the Company and the Company will receive no proceeds from the resales of any of the shares included therein.

      The shares of common stock being registered pursuant to the Registration Statement include: (i) 11,952,857 presently outstanding shares of the Company's common stock which are being offered by 58 selling shareholders including 11,760,000 shares issued to 57 persons in the Type C Private Placement described under "Material Financing Activities" and 192,857 shares issued in November 1998 to one individual; (ii) shares underlying an option issued to CG Tire Inc. ("CGT") on April 24, 1997, for the purchase, prior to April 23, 2000, of the number of shares which would constitute upon their issuance, on a fully diluted basis, up to ten percent (10%) of the issued and outstanding common stock of the Company at an exercise price equal to fifty percent (50%) of the average of the final bid and ask prices for the Company's common stock during the ten business days preceding the date of exercise; (iii) 2,000,000 shares issuable upon the exercise of the Type A Warrants issued in the Type A Private Placement described under "Material Financing Activities"; (iv) 2,000,000 shares issuable upon the exercise of currently outstanding common stock purchase warrants (the "SCT Warrants") to purchase 666,666 shares of the Company's common stock at an exercise price of $.25 per share, 666,666 shares of the Company's common stock at an exercise price of $.40 per share, and 666,666 shares at an exercise price of $.50 per share; (iv) shares issuable upon the conversion of the Type A Debentures, issued in the Type A Private Placement described under "Material Financing Activities", in the aggregate principal amount of $500,000 at a conversion rate equal to a maximum of 67.6% and a minimum of 61.5% of the closing bid price of the Company's common stock on the trading date immediately prior to the date upon which the Company receives a notice of conversion (see the discussion, above, in this section, under the subcaption "The Type A Private Placement"; and (v) 2,675,000 shares issuable upon the conversion of the Type B Debentures, issued under the Type B Private Placement described under "Material Financing Activities" in the aggregate principal amount of $535,000. (At the option of the holders of the Type A and Type B Debentures, all unpaid interest accrued on the Debentures, through the date of conversion, may also be converted into shares of the Company's common stock).

      The  Company  is  presently   preparing  to  file  an  amendment  to  such
Registration Statement and expects to do so as promptly as practicable following the filing of this Report.

Existing and Proposed Businesses

Canadian Operations

      The governments of Canada and Quebec, have officially acknowledged the pivotal role played by business investment in research and development in insuring sustained economic growth and long-term prosperity. In order to encourage such activities, the Government of Canada, on a national basis, and the Government of Quebec, on a provincial basis, support private research and development initiatives through the provision of scientific research tax incentives to businesses and individuals. As a result of the combined efforts of both levels of government, Quebec offers the most generous tax incentives for research and development programs of which the Company is aware.

      In May of 1995, in order to take advantage of such financial incentives in connection with the research and development work on the first production model of the TCS-1 Plant, the Company formed a Canadian corporation, 3143619 Canada Inc. (formerly referred to as "Tirex Canada Inc."). On June 3, 1998, Tirex Canada Inc.'s name was changed to Tirex Canada R&D Inc. and is hereinafter referred to as "Tirex R&D". On April 22, 1998, the Company formed a second Canadian corporation, 3477584 Canada Inc., the name of which was changed to Tirex Advanced Products Quebec Inc on June 3, 1998 ("TAP"). TAP is a wholly-owned subsidiary of The Tirex Corporation and is presently dormant. On June 1, 1998, the Company formed a third Canadian corporation, "The Tirex Corporation Canada Inc.", referred to herein as "TCCI". TCCI is a wholly-owned subsidiary of The Tirex Corporation. The purpose of the above described corporate formations and name changes was to position the Company to dedicate Tirex R&D's activities solely and exclusively to research and development and to establish TCCI as the Company's manufacturing arm.

      To qualify for Canadian Government grants and tax benefits, the record owners of 51% of the issued and outstanding capital stock of Tirex R&D are Terence C. Byrne, chairman of the board of directors and chief executive officer of The Tirex Corporation and Louis V. Muro, vice president of engineering and a member of the board of directors of The Tirex Corporation, both of whom are Canadian residents. Terence C. Byrne also serves as the chairman of the board of directors and the chief executive officer of Tirex R&D while Louis V. Muro also serves as a vice president and a director of Tirex R&D. The Tirex Corporation is the record holder of the balance of 49% of the issued and outstanding capital stock of Tirex R&D. Messrs. Byrne and Muro hold their Tirex R&D shares under the terms of the shareholders agreement, dated July 3, 1995, as amended February 2, 1996 and August 27, 1997 (The "Tirex R&D Shareholder Agreement") which will require them to transfer all such shares to the Company for no compensation in 2001 or earlier under certain circumstances.

The Tirex R&D License

      Tirex R&D holds an exclusive, ten year license from the Company, which expires on July 2, 2005, to design, develop, and manufacture the TCS-1 Plant in North America (the "Primary License"). The terms of the Primary License provide that Tirex R&D may manufacture TCS-1 Plants only upon and pursuant to specific purchase orders issued by The Tirex Corporation and requires that Tirex R&D sell all TCS-1 Plants which it manufactures exclusively to, or as directed by, The Tirex Corporation. To the extent necessary to insure that Tirex R&D's operations are limited to pure research and development activities, Tirex R&D will sublicense the Primary License to TCCI. Unless context necessarily requires otherwise, the terms of the sublicense will be identical to those of the Primary License. To the extent necessary to achieve the aforesaid goals, all other contracts to which Tirex R&D is a party, will be transferred and assigned, in whole or in part, from Tirex R&D to TCCI, The Tirex Corporation, or any other existing or future subsidiary or affiliate of The Tirex Corporation, as management shall determine.

Canadian Government and Government Sponsored Financial Assistance

      The Company's May 1995 transfer of its research and development and manufacturing activities to Tirex R&D (then referred to as "Tirex Canada") made the Company eligible for various Canadian and Quebec government programs which provide loans, grants, and tax incentives, as well as government guarantees for loans from private lending institutions, for eligible investment, research and development, and employee-training activities.

      The financial assistance which the Company received under these programs is discussed briefly below, under the subcaptions "Tax Incentives" and "Canadian Government and Government Sponsored Loans and Grants". A discussion in more detail of the terms and provisions of these various types of financial assistance, which the Company received, is included in Item 6 of this Report, "Management's Discussion and Analysis".

Tax Incentives

      Canadian and Quebec tax incentives take the form of deductions and tax credits with respect to eligible research and development expenditures of Tirex R&D. Certain tax credits are called "refundable" because to the extent that the amount of the tax credit exceeds the taxes payable, they are paid over or "refunded" to the taxpayer. Thus such credits function effectively as monetary grants. To qualify for such tax credits, research and development activities must comprise investigation or systematic technological or scientific research conducted through pure or applied research, undertaken to advance science and develop new processes, materials, products or devices or to enhance, even slightly, existing processes, materials, products, or devices.

Canadian Government, and Government Sponsored Loans and Grants

      The Company has also received financial assistance by way of loans and grants from Quebec governmental agencies for the design and development of the TCS-1 Plant and for export market development. The terms and conditions of the government and government sponsored loans and grants obtained by the Company are discussed in Item 6 of this Report "Management's Discussion and Analysis". Briefly, they have included the following:

      $500,000 (Canadian) Regional Development Loan From Canadian Federal Government. In March of 1996, the Company qualified for an interest-free, unsecured loan (the "FORDQ Loan") in the amount of CA $500,000, (approximately US $350,000) from the Canadian federal government agency, Canada Economic Development for Quebec Regions ("CEDQR"), formerly known as The Federal Office for Regional Development-Quebec (sometimes referred to herein as "FORDQ") under its Industrial Recovery Program for Southwest Montreal, which is administered by CEDQR. The purpose of the government program, under which this loan was made, is to encourage industrial development in Southwest Montreal, where the Company's corporate headquarters and its manufacturing facility are located.

      $75,000 (Canadian) Grant From La Societe Recyclage Quebecoise de Recuperation et de Recyclage ("Recyc Quebec"). In April of 1997, the Company qualified for a grant from Societe Quebecoise de Recuperation et de Recyclage ("Recyc-Quebec"), a self-financed State owned corporation which promotes, develops, and supports the reduction, reuse, recovery, and recycling of containers, packaging materials or products, as well as their transformation, from a resource conservation perspective. Under its mandate, Recyc-Quebec will provide financial aid for tire recycling projects. The purpose of this grant to the Company was to support the design, development, and construction of the first TCS-1 Plant.

      Loans From the Canadian Federal Office of Regional Development - Quebec ("FORDQ"). FORDQ's Program for the Development of Quebec's IDEA Program provides loans in amounts of up to 50% of approved expenditures made by the borrower for the purpose of identifying and developing export markets for Canadian products. Under this program, the Company has had its application approved, and or obtained, a total of five loans under this program, as follows:

      (a) On January 16, 1997, the Company qualified for a loan, in an amount equal to 50% of approved expenditures, up to a maximum loan amount of $20,000 Canadian (approximately $14,000 U.S.) for a Market Study respecting the feasibility of marketing TCS-1 Plants in the Iberian Peninsula. Such study (the "Iberian Report") was done by Gapco, Inc., a corporation controlled by Alan Crossley, who thereafter became the Company's Director of European Marketing. As compensation therefor Mr. Crossley received an aggregate of $40,000 Canadian consisting of a combination of cash and stock. The stock portion of such compensation was paid on May 29, 1997 with the issuance of 84,658 shares of the Company's common stock. Mr. Crossley was until February 11, 1999, a director of the Company. In July 1997, Mr. Crossley was appointed as the Company's Managing Director of
            European   Market    Development   (see   "Existing   and

            Proposed Businesses"). The Iberian Report is discussed below in the subtopic "Marketing and Distribution - Combined Segments" under the caption, "Marketing Activities".

      (b) On April 1, 1997, the Company qualified for a loan, in an amount equal to 50% of approved expenditures, up to a maximum loan amount of $20,000 Canadian (approximately $14,000 U.S.) for a Market Study respecting the feasibility of marketing TCS-1 Plants in India. Such study (the "Indian Report") was done by Gapco, Inc., a corporation controlled by Alan Crossley. As compensation therefor, the Company, paid Mr. Crossley $40,000 Canadian.

      (c) On July 7, 1997, the Company qualified for a loan, in an amount equal to 50% of approved expenditures, up to a maximum loan amount of $95,000 Canadian (approximately $66,500 U.S.) for market development activities in the United States markets for rubber crumb. The proceeds of this loan were used to pay for research activities respecting the potential market in the United States for TCS-1 Plants and for the rubber crumb that is expected to be produced thereby ("Tirex Rubber Crumb"). The nature and results of these activities are discussed below in the subtopic "Marketing and Distribution - Combined Segments" under the subcaption, "Marketing Activities".

      (d) On June 10, 1997, the Company qualified for a loan, in an amount equal to 50% of approved expenditures, up to a maximum loan amount of $95,000 Canadian (approximately $66,500 U.S.) for Iberian market development activities related to positioning the company to market TCS-1 Plants, rubber crumb, and related products in the Iberian Peninsula. The activities conducted in this regard are discussed below in the subtopic "Marketing and Distribution - Combined Segments" under the subcaption, "Marketing Activities".

      (e) On March 11, 1998, the Company qualified for a loan, in an amount equal to 50% of approved expenditures, up to a maximum loan amount of $98,000 Canadian (approximately $68,600 U.S.) for international market development activities, which the Company used to explore the feasibility of using rubber crumb in thermoplastic elastomer compounds in the United States and Canada. The activities conducted in this regard are discussed below in the subtopic "Marketing and Distribution - Combined Segments" under the subcaption, "Marketing Activities".

Tirex Advanced Products Manufacturing Activities

      The Company intends to establish and operate its first proposed Tirex Advanced Products manufacturing activities at its Montreal research and development and assembly facility. It is the intention of the Company that these operations will be conducted, exclusively, or on a joint venture basis with a third party, through the Company's wholly-owned Canadian subsidiary, TCCI (see "Existing and Proposed Businesses - Proposed TCS-1 Plant Operations: Sales of Rubber Crumb and Manufacture and Sale of Finished Products").

Equipment Manufacturing

Product:  The TCS-1 Plant

      The TCS-1 Plant comprises a complete, turn-key, environmentally safe, cryogenic tire recycling plant system designed to: (i) disintegrate scrap tires, using substantially less energy than is required by existing ambient methods (which shred and/or chop tires at "ambient" or normal room temperatures) or other currently available cryogenic methods (which reduce the temperature of the materials for at least a portion of the process, but which still rely on chopping and/or shredding the tire), and (ii) produce commercially exploitable, high quality, clean rubber crumb and unshredded steel and fiber. All major components of the first full-scale TCS-1 Plant (the "First Production Model") were successfully tested and were operational on a non-continuous running basis by May 1998. In mid-June 1998, the Company initiated the second stage of testing, which consisted of testing all major components and all functions of the First Production Model, individually, on a continuous running basis. Results of second stage tests, as at September, 1998 indicated that approximately 85% of the TCS-1 Plant components met all of the Company's specifications and that modifications were required in certain components in order for the complete Plant to operate fully in accordance with the Company's specifications. Continuous testing of the Plant components also enabled Tirex to identify opportunities to increase the TCS-1 Plant's cost and operating efficiency. In September 1998, the Company retained the Montreal engineering firm of Beaudoin, Hurens and Associates, Inc. ("BHA") to: (i) prepare and/or finalize all design and engineering drawings, operation and technical manuals, and other documentation respecting the TCS-1 Plant; and (ii) make an independent engineering assessment of Tirex's findings from its first and second stage testing of the TCS-1 Plant to verify and authenticate the modifications which were required to bring the Plant into full compliance with projected performance specifications. BHA assisted the Company in implementing all required or recommended changes and will serve as engineering project manager during the final stage of preparation for full scale commercial operations. The Company has also retained Plasti-Systemes Inc. of Montreal to do all mechanical fabrications required during this final stage of the project. The required modifications were completed subsequent to the period covered by this Report in December of 1998 on a single fracturing mill and a single freezing tower in the First Production Model. Completion of the second fracturing mill and freezing tower, which will be included therein, is scheduled to occur in April of 1999. Present estimations for commencement of full scale commercial manufacture of TCS-1 Plants are now projected for March of 1999. For a discussion of the associated costs and financing of the above, reference is made to Item 6 of this Report, "Management's Discussion and Analysis

      The functions and mechanisms of the TCS-1 Plant have been designed for the exclusive purpose of disintegrating automobile and truck tires, which basically consist of the following elements:

      * Two types of rubber. The sidewalls of tires are constructed of material containing a higher percentage of natural, as opposed to synthetic, rubber which is used in the treads. The TCS-1 Plant has been designed to take advantage of these differences to produce a separate rubber powder reclaimed exclusively from the sidewalls.

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

Economy, Functions, Operations, and Capabilities

      The TCS-1 Plant has been designed to operate continuously (with minimum amounts of downtime for maintenance), to consume approximately 6.50 kilowatts of power, and is designed to require substantially less energy than is used, to the best of the Company's knowledge, by other presently existing tire recycling equipment. The TCS-1 Plant is expected to be able to process both automobile and truck tires at a rate equivalent to 180 passenger tires per hour on a continuous, commercial operations basis. To date, the Company has succeeded in operating the TCS-1 Plant for scheduled periods of up to four hours, at 50% of capacity with one of its two freezing towers and fracturing mills. This allows the TCS-1 Plant to process only the tread portion of the tires. The addition of the second freezing tower and fracturing mill, which is expected to be completed in April of 1999, will allow for the processing also of the sidewall portion of the tire. Results of operations to date indicate that the TCS-1 Plant is presently capable of processing passenger car tires at a rate of three per minute.

      The following discussion of the functions, operations, and capabilities of the TCS-1 Plant are based upon engineering design plans and specifications and first and second stage test operations of the first production model of the TCS-1 Plant. This discussion assumes that the TCS-1 Plant will function in accordance with projected performance specifications on a continuous, long term, commercial operating basis. There can however be no assurance, at this time, that the foregoing assumptions will prove to be correct when the Plant is operated over extended periods of time on a commercial basis.

Step-by-Step Operations

      The projected step-by step operations of the TCS-1 Plant will encompass the following:

      (a) The two sidewalls will be cut off and the tread will be cut into lengths of about one foot. (The sidewalls will be kept separate from the tread sections throughout the process).

      (b) The two steel beads which are contained within each tire will be pulled out;

      (c) Sidewall and tread sections will automatically be placed onto separate conveying systems which will then feed them into the TCS-1 Plant's freezing chambers through separate air locks.

      (d) The frozen sections will then pass through two patented disintegrators ("Fracturing Mills") where the sidewall and tread rubber will be reduced to two separate coarse powders. This operation will not involve any chopping, shredding, or hammer-milling. Therefore, the steel wires will not be cut or broken. The fiber threads will retain their basic shapes and characteristics. No steel powder or fiber fluff will be produced.

      (e) The steel wires will be magnetically removed from the rubber powders.

      (f) The fiber and rubber powder will be passed through screens to separate the powder from the fiber threads. The fiber threads will then be conveyed out of the machine to a fiber baler.

      (g)   The rubber powders will then be conveyed out of the TCS-1 Plant.

      (h) 70% of the rubber powders yielded by the TCS-1 Plant will pass through a ten mesh screen. Supplementary grinders will be supplied for customers desiring finer powders which can pass through 40 mesh or 80 mesh screens.

Comparison  of the Projected TCS-1 Plant
  With Other, Existing Tire Recycling Equipment

      There are two types of tire disintegration processes in use today which produce rubber powder, normally referred to as "crumb"; cryogenic systems and "ambient" systems. Management believes that the TCS-1 Plant will have distinct advantages over existing systems, as set forth in the comparisons below. All references to "existing conventional cryogenic and ambient systems" are to technologies which are widely available and known throughout the industry. Such technologies include all mechanical, commercially feasible tire disintegration systems of which the Company has knowledge. There can be no assurance however that one or more new technologies, or improvements to existing technologies, presently unknown to management, has not, or in the near future, will not, become available. While it is conceivable that new technological breakthroughs could provide benefits and advantages equal to or exceeding those of the projected TCS-1 Plant, at this time, the Company is not aware of any such tire disintegration system or technology.

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

                                    Projected
                                      TCS-1
                                     System

Methods

The projected TCS-1 Plant will be designed to remove and salvage the steel beads of the tire before any other operation is commenced. Disintegration of the tire will be accomplished solely by the exertion of pressure, in a proprietary manner, on frozen rubber. This disintegration process will take place only after the tire sections have been cooled to a temperature between 90 and 100 degrees below zero, fahrenheit, at which point the material will take on a glass-like brittleness. At no point in the process will the steel or fiber components be subjected to any chopping, shredding, grinding, or pulverizing procedures which would destroy the basic integrity of their respective wire-like and cord-like configurations.

Equipment, Energy and
  Maintenance Requirements

Because of the toughness of rubber at ambient temperatures and the fact that steel, as well as the rubber and fiber, are being chopped or shredded, very large and powerful equipment and the application of substantial amounts of energy are required to tear tires apart using conventional cryogenic or ambient systems. Moreover, since tires are so tough and durable, they have to be shredded in stages. The stages typically include: (i) initial shredding to reduce the tire to strips of about 2 x 6 inches; (ii) a second shredding to reduce such strips to pieces approximately 1 x 2 inches in size; (iii) a third stage which further reduces the material to pieces of approximately 1/8 to 1/2 inches in size; and a fourth shredding operation which yields a coarse powder. The foregoing shredding operations will consume a total of approximately one thousand horsepower or more. Because of the foregoing requirements, the machinery which is used to construct conventional cryogenic or ambient systems has more bulk than the TCS-1 Plant. Moreover, there is great wear and tear on the cutting edges of the chopping and shredding mechanisms which causes the cutting edge to require constant maintenance, repair, and blade replacement.

Equipment, Energy and
 Maintenance Requirements

The projected TCS-1 Plant is designed to remove the steel beads from the tires before any disintegration process commences. Additionally, the rubber will be in an extremely brittle and easy to break condiiton during the disintegration process. Therefore, the equipment required to break down the tires will be considerably smaller and lighter, and the energy requirements will be drastically lower than those required by conventional cryogenic or ambient systems in use today. The TCS-1 Plan will be comparatively light in terms of bulk and weight. Moreover, the TCS-1 Plan will have no shredding or chopping surfaces that would require continuous sharpening and repairing. This will result in an additional significant reduction in maintenance expenses.

Cooling Techniques

As discussed below, conventional cryogenic systems use liquid nitrogen to cool the rubber before subjecting it to knife or hammer-mill operations. Liquid nitrogen is an expensive coolant, costing approximately $.04 per pound of tire.

Cooling Techniques

The TCS-1 Plant will be designed to use mechanical regrigeration to coll the tires to the required temperatures. Mechanical refrigeration is normally less expensive to use than liquid nitrogen and the Company expects its cost be be approximately $.01 per pound of tire.

Costs and Expenses

As a result of the foregoing, initial capital outlays for the equipment and continuing energy and maintenance costs are high.

Costs and Expenses

The foregoing is expected to result in significantly smaller initial capital requirements and drastically lower continuing energy and maintenance costs.

Problems Associated With Tire Disintegration
Methods In Current Use.

The initial operations described above will chop or shred a complete tire until it is reduced to chips ranging in size from about 2 x 2 inches to 2 x 6 inches. These chips can be used as "TDF" (tire derived fuel") and possibly as fill to assist drainage. Unless destined for these limited uses, the chips are normally then fed into a second shredder which reduces them to 1 x 1 inch or 1 x 2 inch pieces. They are then fed into a knife or hammer mill where they are reduced to rubber "crumb" consisting of particles of rubber, approximately 1/8 to 1/2 inch in size. Finally, these pieces are pulverized into a coarse powder or crumb in a hammer mill. At this point, some of the steel will have been broken into small pieces of wire, free of rubber, but much of the steel will remain embedded in the rubber pieces. In addition, since the fiber will have been subject to the chopping, shredding, and/or pulverizing operations, much of it will have been broken, and its thread or cord-like configuration destroyed. The broken, pulverized fibers will have formed a "fluff" which entraps and holds both rubber and steel particles.

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

The proposed TCS-1 Plant has been designed to avoid the problems described opposite which arise out of current tire disintegration methods by insuring that the steel and fiber components of the tire are not subjected, at any time, to chopping, shredding, or hammer or knife-milling operations which destroy the integrity of the wire or cord-like configurations of the steel and fiber. This is expected to prevent the creation of steel powder and fiber fluff. Disintegration will be accomplished solely through the exertion of pressure. The TCS-1 Plant disintegration process is not expected to break the steel wires or to affect their integrity in any way. Based upon continuous tests to date, the TCS-1 Plant's proprietary disintegration mechanism does not create steel powder; this results in easy and efficient separation and removal of the steel by magnetic means, without the substantial loss of rubber powder which occurs with the methods described opposite.

The fiber, which does not lose its thread or cord-like configuration, is broken in the disintegration process into lengths of from 1/2 to 4 inches. Rubber that is attached to the fiber constitutes a saleable product with unique properties. Furthermore, test operations to date, indicate that, in this form, the fiber can be easily separated from the rubber crumb by passing it through wire mesh screens. The salvaged steel wire pieces and fiber threads will be useable and saleable.

Based on the foregoing and on test results, management believes that: (i) the rubber powder yielded by the TCS-1 Plant will contain only an insignificant amount of fiber and steel; (ii) wastage of salvageable rubber powder will be reduced from the approximately 30% associated with the use of conventional cryogenic or ambient systems to an estimated 3%. (iii) instead of unusable steel powder and fiber fluff, which recyclers must pay to have hauled away and deposited in landfills, the TCS-1 Plant will yield clean useable, and saleable reclaimed steel and fiber as well as two types of rubber powder point where it will become so soft that instead of being pulverized into a powder, it will simply be softened and mashed and thereby will further clog the mechanism.

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

Knife-milling or hammer-milling operations will create further problems because all of the fiber and steel, which is mixed in with the rubber crumb, will have been ground up and pulverized along with the rubber, with the following results:
(i) The steel components of the tires will have been ground or pulverized into a fine powder, which cannot be allowed to remain as a contaminant in the rubber powder if the rubber is to have any economic value. The steel must therefore be removed magnetically. However, the fine steel powder will be thoroughly mixed in with the rubber powder. The magnetic action which is meant to pull out the minute particles of steel, will necessarily also draw out substantial amounts of the surrounding rubber particles. Losses of rubber powder resulting from the magnetic removal of the steel powder are estimated to amount to approximately 15% percent of the total rubber powder produced. Such wastage adds substantially to the cost of useable product yielded by these systems. The steel powder is not useable for any purpose and has no economic value. It must be transported and deposited in landfills which again adds to the cost of any useable product produced. (ii) The thread or cord-like configuration of the fiber will have been disintegrated into the cotton-like "fluff" described above. This fluff will attract and hold significant amounts of the powdered rubber and steel. Separation of the steel and rubber particles from the fiber fluff is nearly impossible because the fine particles are trapped in the entangling strands and adhere to them. It is containing only insignificant amounts of fiber and steel.

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

Recovery  Ratio

For the reasons described above, and based on performance tests of the scale model prototype of the TCS-1 Plant's proprietary disintegration mechanism, management expects that almost all of the rubber, steel, and fiber components of the tire will be recovered in useable and saleable condition.

Production and Supply

      The Company's activities to date have focused on the design and development of the TCS-1 Plant. In connection with these activities, the Company has been dependent on arrangements with its subcontractors for the manufacture and assembly of the principal components incorporated into the TCS-1 Plant (see "Subcontractors", below).

      The Company has effected, and intends to continue to effect, all TCS-1 Plant manufacturing operations through its subcontractors. It will therefore be substantially dependent on the ability of such subcontractors to satisfy performance and quality specifications and to dedicate sufficient production capacity for all TCS-1 Plant scheduled delivery dates. The Company believes that all of its subcontractors have the requisite manufacturing capabilities and the willingness to dedicate sufficient amounts of their manufacturing capacity to the Company to meet all TCS-1 Plant delivery dates, currently scheduled or expected to be scheduled for not less than the next two years. However, no assurance can be given that this will in fact be the case and failure on the part of the Company's subcontractors in these regards would adversely affect the Company's ability to manufacture and deliver TCS-1 Plants on a timely and competitive basis. In such event the Company would have to replace or supplement its present subcontractors. There can be no assurance that should it be necessary to do so, the Company would be able to find capable replacements for its subcontractors on a timely basis and on terms beneficial to the Company, if at all; The Company's inability to do so would have a material adverse effect on its business. Components of the TCS-1 Plants, which are not manufactured by the Company's subcontractors specifically for the TCS-1 Plant, will be purchased, either directly by the Company or indirectly through its subcontractors from third-party manufacturers. The Company believes that numerous alternative sources of supply for all such components are readily available.

Subcontractors

      The  Company  has  retained   the   following   machinery   manufacturing,
engineering and designing firms located in Quebec:

      Beaudoin, Hurens and Associates, Inc. On September 21, 1998, the Company accepted the proposal of Beaudoin, Hurens and Associates, Inc. to: (i) prepare and/or finalize all design and engineering drawings, operation and technical manuals, and other documentation respecting the TCS-1 Plant; and (ii) make an independent engineering assessment of Tirex's findings from its first and second stage testing of the TCS-1 Plant to verify and authenticate the requirements for the modifications which the Company believes are required to bring the Plant into full compliance with specifications. BHA assisted the Company and its subcontractors in effecting the required modifications and is continuing to work with the Company on fine tuning and enhancing the operation of the Plant. BHA is also currently serving as engineering project manager during what Tirex believes is the final stage of preparation for full scale commercial operations. BHA is presently in the process of reducing its agreement with the Company to a formal, written agreement which will reflect their standard charges for engineering services at an hourly rate of CA $60.00 (approximately US $42.00). Based on present estimates, the Company believes that BHA's total fees will be approximately US $200,000.

      Fedico, Inc. In January of 1997, the Company retained Fedico, Inc. of St-Hubert, Quebec ("Fedico"), a machinery design firm located in Quebec. Prior thereto, Fedico had been providing the Company with consulting and other design engineering services and had acted as project leader, guiding the over-all design and engineering of the TCS-1 Plant. In addition to supervising the over-all assembly and start-up procedures of the first full-scale production model of the TCS-1 Plant, Fedico designed, engineered, and fabricated certain components of the Plant, including but not limited to the freezing towers. The Company's agreement with Fedico provided for retention of Fedico for a minimum of five hundred hours per year during the course of such agreement at reasonable, competitive hourly rates for technicians, draftsmen, and intermediate engineers, with overtime, on-site services, and travel expenses at prevailing market rates. During second stage testing, certain deficiencies in the components designed and/or manufactured by Fedico were identified. Fedico's work for the Company is presently limited to the correction of such deficiencies. The Company is presently reevaluating future assignments to Fedico based upon its past performance and its current remediation of defects arising therefrom. The Company has been invoiced by Fedico for the work which the Company believes did not, in all instances, meet specifications. In the event that, upon completion of its evaluation of Fedico's performance, the Company should decide to terminate its relationship with Fedico, the Company will invoice Fedico for the costs of correcting deficiencies caused by Fedico. Based upon the foregoing, in the event that the Company terminates its relationship with Fedico following such evaluation, the Company does not believe that it will be liable for any further payments to Fedico.

      Agreement with Lefebvre Freres Limitee. In January of 1997, the Company retained Lefebvre Freres Limitee ("Lefebvre"), a subsidiary of Lefebvre Inc., of Montreal, Quebec. Lefebvre, specializes in custom design and fabrication of industrial machinery. With its sister companies, Foresteel (specializing in pressure vessels and welding) and Atelier D'Usinage Trempe (specializing in high precision machining), Lefebvre has extensive experience and expertise in designing and constructing equipment used in the pulp and paper, metallurgy, fiber, power generation, and many other industries. Since the spring of 1996, Lefebvre has provided the Company with design consulting and other design engineering services; Lefebvre designed and constructed the prototype fracturing mill for the TCS-1 Plant at competitive rates and accepted payment of approximately one-third of its price in 340,160 unregistered shares of the common stock of the Company. The stock portion of such price was issued to Lefebvre on January 17, 1997. Prior to such date, Lefebvre had completed the initial design specifications for the TCS-1 Plant's Disintegration Unit Assembly. Lefebvre delivered the two completed fracturing mills for the first TCS-1 Plant during the last week in May 1998. During continuous testing operations, which began on June 15, 1998, certain deficiencies in the components, which Lefebvre was responsible for designing and manufacturing, were identified. As a result, certain modifications were required to be made in the fracturing mills to bring them into conformance with their operating specifications. Lefebvre advised the Company that, if they were to effect such modifications, they would require approximately three additional months plus additional costs in an indeterminate amount. The Company suspended further services by Lefebvre and contracted with Plasti-Systemes to complete the modifications on the fracturing mills (see, below "Agreements With Plasti-Systemes, Inc."). Lefebvre's work for the Company is presently limited to the correction of deficiencies and the Company is presently reevaluating future assignments to Lefebvre based upon its past performance and its current remediation of defects arising therefrom. The Company has been invoiced by Lefebvre for the work which the Company believes did not, in all instances, meet specifications. In the event that, upon completion of its evaluation of Lefebvre's performance, the Company should decide to terminate its relationship with Lefebvre, the Company will invoice Lefebvre for the costs of correcting deficiencies caused by them. Based upon the foregoing, in the event that the Company terminates its relationship with Lefebvre following such evaluation, the Company does not believe that it will be liable for any further payments to Lefebvre.

Agreements with Plasti-Systemes, Inc. Plasti-Systemes, Inc. "Plasti-Systemes") of Ville D'Anjou Quebec designed, constructed, and installed the first fully-automated front-end sidewall cutter and debeader module "front-end" of the TCS-1 Plant which consists of a series of mechanisms which automatically: (i) clean and debead the tires; (ii) separate the sidewalls from the treads; (iii) cut both sidewalls and treads into sections ready for processing; and (iv) transport the beads and tire sections into separate areas for disposal or processing has been completed. On January 17, 1997, Plasti-Systemes accepted payment of 26% of its total price for the foregoing services by way of 255,010 unregistered shares of the common stock of the Company. The Company has retained Plasti-Systemes to identify and effect, under supervision of BHA, the modifications required to bring the fracturing mills into conformance with their operating specifications. Costs are to be limited to materials costs and labor at prevailing hourly rates. The Company does not expect such costs to exceed CA $75,000 (or approximately US $52,500).

Formerly Proposed Services

      In the past, the Company had intended to require all of its TCS-1 Plant purchasers to agree to enter into a maintenance and technical and market support agreement. In connection with which the Company had intended to provide timely, high quality technical support to insure that the TCS-1 Plant will perform in conformance with its specifications. However, as at the date hereof, the Company has been unable to determine what the maintenance requirements or costs will be under commercial operating conditions. Therefore, the Company is not presently offering any maintenance or technical and market support agreements and does not intend to do so until it is able to establish the level of maintenance fees which it would have to charge in order to make the provision of such services economically viable.

Sales and Marketing

      The Company's present and projected marketing plans respecting TCS-1 Plants, crumb rubber produced from TCS-1 Plant Operations, and the proposed "Tirex Advanced Products" are discussed below under the caption "Company Marketing and Distribution".

TCS-1 Plant Sales

Sales

      The Company's present and projected marketing plans respecting TCS-1 Plants are discussed below under the caption "Company Marketing and Distribution". The Company has entered into agreements for the following sales of TCS-1 Plants. The ultimate consummation of each of such sales will be entirely dependent upon the TCS-1 Plant's meeting performance expectations, each customer's obtaining lease, or other financing for the purchased portions of the System (as well as all required permits and licenses to operate a System), and the Company's obtaining sufficient production financing and capacity to meet delivery requirements.

The O/V III Agreements

      On May 29, 1997, the Company entered into an Equipment Lease and Purchase Agreement (the "O/V III L&P Agreement") with Ocean/Ventures III, Inc.("O/V III") of Toms River, New Jersey ("O/V III"). This agreement modified the terms of, and replaced, a prior agreement between the parties dated June 6, 1995. O/V III is under common ownership and control with Oceans Tire Recycling & Processing Co., Inc. ("OTRP") and with the solid waste recycling firm, Ocean County Recycling Center, Inc. (see, below "Agreements with Oceans Tire Recycling & Processing Co., Inc."). Under the terms of the O/V III Agreement, O/V III will purchase and lease the respective components which comprise the constituent parts of the TCS-1 Plant. The Agreement provides for lease and purchase arrangements for eight Plants at an aggregate lease and purchase price of three million dollars ($3,000,000) each.

      Pursuant to the terms of the O/V III Agreement, all components of each Plant, except the Company's patented disintegration system or "Fracturing Mill" (the "Purchasable Equipment") will be purchased by O/V III for a total purchase price of $2,250,000. Such Purchasable Equipment includes: (i) the fully automated front-end sidewall cutter and debeader module; (ii) the air plant and freezing towers; and (iii) all bailing systems and associated ancillary equipment, conveyance and exit belts, chutes and/or other components combined or integrated therewith.

      The patented Fracturing Mills, which are sometimes referred to hereinafter as the "Leased Equipment" are not sold by the Company, but are leased under a five year operating lease. Under the terms of the O/V III L&P Agreement, the monthly operating lease payments are $12,500 each.

      The O/V III L&P Agreement called for the delivery of the first Plant by October 1998, with seven additional Plants scheduled for delivery every three months thereafter, through July 2000. Construction of the components of the first full scale prototype of the TCS-1 began in February of 1997, and was completed in May of 1998. Because completion of the first production model of the TCS-1 Plant was delayed, OV III waived the originally scheduled delivery dates and agreed with the Company that they would reschedule delivery of the first of these Plants for an as yet undetermined date. In May 1997, O/V III waived its right to purchase the first complete, fully operational TCS-1 Plant (the "First Production Model") in favor of its affiliated corporation, Oceans Tire ("OTRP"), which had contracted separately with the Company for the lease and purchase of one additional Plant (see below, "Agreements with Oceans Tire Recycling & Processing Co., Inc." and "Proposed Product Manufacturing).

      The O/V III L&P Agreement requires a downpayment of $25,000 for each Plant, to be paid not less than fourteen months prior to the anticipated delivery date. In an effort to assist the Company at this early stage of its development, to date, O/V III has prepaid $25,000 down payments on five Plants. Other payment terms for each of the eight systems subject to the O/V III L&P Agreement, call for a $50,000 payment six months prior to the anticipated delivery date, an additional $100,000 to be paid three months prior to the anticipated delivery date, and $2,075,000 on O/V III's acceptance of the Plant. Pursuant to the terms of the L&P Agreement, O/V III also entered into certain ancillary agreements with the Company, consisting of the following:

      (a) a royalty agreement (the "Royalty Agreement") pursuant to which O/V III will pay the Company a royalty of three percent (3%) of the gross proceeds from all sales of rubber crumb fiber and steel from scrap tires disintegrated through the utilization of the TCS-1 Plant;

      (b) a rubber crumb purchase option agreement (the "Rubber Crumb Agreement") pursuant to which O/V III has granted to the Company an option to purchase up to 40% of the rubber crumb, yielded by the disintegration of scrap tires in the TCS-1 Plant, at negotiated prices. The Company is currently exploring the feasibility of vertically integrating its operations so as to include the rubber crumb brokerage business and/or the value-added rubber crumb product development business. It obtained the rubber crumb purchase option in connection with the foregoing.

      In accordance with the former intention of the Company to require all of its TCS-1 Plant purchasers to agree to enter into a maintenance and technical and market support agreement, O/V III agreed that it would enter into such an agreement. However, for reasons described above, under "Formerly Proposed Services", as at the date hereof, the parties do not presently intend to go forward with any maintenance arrangements.

Agreements with Oceans Tire Recycling & Processing Co., Inc.

      On May 29, 1997, the Company entered into an Equipment Lease and Purchase Agreement (the "OTRP L&P Agreement") with Oceans Tire Recycling & Processing Co., Inc. ("OTRP"), a New Jersey corporation under common control with O/V III. Pursuant to the OTRP L&P Agreement, OTRP was to purchase the first production model TCS-1 Plant. Under the terms of the OTRP L&P Agreement, the anticipated delivery date for this Plant was September 15, 1997. However, while construction of the first full scale prototype of the TCS-1 Plant began in February of 1997, its completion was delayed because of the limited funds available for such purpose. As a result, OTRP waived the delivery date and agreed to reschedule delivery. In December 1997, OTRP and the Company agreed that, to the extent necessary for OTRP to obtain sale and lease-back financing for the front-end module ("Front-End") and for certain parts of the Air Plant portion of the Plant, the said OTRP Agreement would be deemed to be modified, as required for such purpose. In connection therewith OTRP arranged with an equipment financing company for sale and lease-back financing, pursuant to which: (i) the said financing company purchased the Front-End and certain designated portions of the TCS-1 Plant's Air Plant directly from the Company; and (ii) leased such equipment back to OTRP pursuant to its arrangements with OTRP and/or the OTRP principals. The Front-End was delivered to OTRP's site in New Jersey in January of 1998. The parties rescheduled a new delivery date for the Air Plant, which occurred during the first week of May 1998. Upon the Company's entering into a lease for its Research and Manufacturing facility in Montreal (the "Company Facility"), OTRP shipped the Front-End Module of the Plant, which had originally been delivered to OTRP in New Jersey, to the Company Facility and OTRP's equipment financing provider took delivery of the balance of the Plant at the Company Facility. This allowed for the assembly of the First Production Model of the TCS-1 Plant, and the initial test phase operations thereof to be conducted under supervision of both the Company and OTRP, jointly. The Company sold the Front-End for a total purchase price of $300,000, with irrevocable acceptance and final payment therefor obtained by the Company in December of 1997. The designated portions of the Air Plant were sold for a total purchase price of $580,000, with irrevocable acceptance and final payment therefor obtained by the Company in April of 1998.

      It is the present intention of the parties to reform or rescind the remaining provisions of the OTRP Agreement for the purpose of transferring ownership of the entire First Production Model to the Company, any one of its existing subsidiaries, or to some other entity established jointly, or singly, by the parties, or either one of them, for such purpose. The structure and terms of the ownership of the First Production Model have not yet been finalized. However, in connection therewith, on December 16, 1998, the Company entered into two sale and lease-back transactions by and among the Company, North Shore Leasing & Funding Inc. ("NLFI"), and an affiliate of OTRP, Ocean Utility Contracting, Inc. ("OUCI"). Such transactions consisted of the Company's sales to NLFI of the single fracturing mill and the single freezing tower, which are components of the TCS-1 Plant installed at the Company's Montreal facility and the lease back of such components to OUCI. The Company and OUCI have agreed that all of OUCI's rights under the leases will be assigned to the Company and the Company will assume all of OUCI's liabilities thereunder. Both leases provide that at the end of the lease term, the lessee will have the right to purchase the leased equipment for $1.00. Such right to purchase will be included in OUCI's assignment to the Company of its rights under the said leases (see this Item 1. "Existing and Proposed Businesses - Proposed TCS-1 Plant Operations:
Sales of Rubber Crumb and Manufacture and Sale of Finished Products Product Manufacturing").

The Recycletron Inc. Agreements

      On July 8, 1997, the Company entered into an Equipment Lease and Purchase Agreement (the "Recycletron L&P Agreement") with Recycletron Inc. ("Recycletron") of Montreal, Quebec. Pursuant to the Recycletron L&P Agreement, Recycletron will purchase one TCS-1 Plant. The Agreement calls for a delivery date at the end of the second quarter of 1998 or such other date as the parties shall mutually agree. To date, the Company has not been able to deliver a TCS-1 Plant to Recycletron and does not expect to be able to do so until after the current fiscal year. To the best of the Company's knowledge, Recycletron is willing to schedule a delivery date within such time frame. The terms of the Recycletron L&P Agreement, pursuant to which the constituent components of the TCS-1 Plant will be leased and or purchased, are substantially identical to those of the O/V III L&P Agreement, as described above. The only significant differences are in the purchase price and payment terms. The purchase price for the Purchasable Equipment is $2,000,000 and the terms of the 60-month operating lease call for monthly lease payments of $12,500 each. Accordingly, the aggregate lease/purchase price under the Recycletron L&P Agreement is $2,750,000. Upon execution of the Agreement, Recycletron paid a $25,000 down payment. Other payment terms require additional payments of $100,000 six months prior to the anticipated delivery date, $125,000 prior to the anticipated delivery date, and $1,750,000 upon Recycletron's acceptance of the Plant.

      Pursuant to the terms of the Recycletron L&P Agreement, upon execution thereof, the parties also entered, or agreed to enter, into the same types of ancillary agreements as are described above with respect to the O/V III L&P Agreement, i.e., a maintenance and technical support agreement, a royalty agreement, and a rubber crumb purchase option agreement. The terms of all of such ancillary agreements are identical to those described above in connection with the O/V III Agreements. However, for reasons described above, under "Formerly Proposed Services", as at the date hereof, the parties do not presently intend to go forward with any maintenance arrangements.

Agreements with 750824 Alberta Ltd.

      On December 12, 1997, the Company entered into an Equipment Lease and Purchase Agreement (the "Alberta Ltd. L&P Agreement") with 750824 Alberta Ltd. ("Alberta Ltd") of Calgary, Alberta. Pursuant thereto, Alberta Ltd. has agreed to purchase one TCS-1 Plant. Delivery date for the Plant was scheduled for September 15, 1998 or such other date as the parties shall mutually agree. To date, the Company has not been able to deliver a TCS-1 Plant to Alberta Ltd. and does not expect to be able to do so at any time during the fiscal year ending June 30, 1999. The terms of the Alberta Ltd. L&P Agreement, pursuant to which the constituent components of the TCS-1 Plant will be leased and or purchased, is substantially identical to those of the O/V III L&P Agreement, as described above. The only significant differences are in the payment terms. The purchase price for the Purchasable Equipment in the Alberta Ltd. Plant is $2,250,000. As with all other Plants contracted for to date, the monthly payments under the 60-month operating lease for the Leased Equipment will be $12,500 for each Plant. Accordingly, the aggregate lease/purchase price under the Alberta Ltd. L&P Agreement is $3,000,000. Upon execution of the Alberta Ltd. L&P Agreement, Alberta Ltd. paid $25,000 into escrow as a down payment on the Plant. Although the Agreement called for an initial payment of $225,000 for the Alberta Ltd. Plant within sixty days of the execution of the Alberta Ltd. L&P Agreement, initial payment has not yet been received. Alberta Ltd. and the Company have mutually agreed that the due date for such payment will be established by mutual agreement after all testing on the First Production Model of the TCS-1 Plant has been successfully completed. To date, no date has been agreed on and the Company is not able to state with certainty whether this transaction will be effected. The $2,000,000 balance of the purchase price for the Purchasable Equipment is due upon delivery of the TCS-1 Plant.

      Pursuant to the terms of the Alberta Ltd. L&P Agreement, upon execution thereof, the parties also entered into the same types of ancillary agreements as are described above with respect to the O/V III L&P Agreement, i.e., a royalty agreement and a rubber crumb purchase option agreement. The terms of all of such ancillary agreements are identical to those described above in connection with the O/V III Agreements. The Alberta Ltd. L&P Agreement also provides for the preparation of an agreement for the maintenance of the TCS-1 Plant to be done jointly by the Company and Alberta Ltd., on mutually agreeable terms.

The ENERCON Agreements

      On each of August 19, 1998 and October 13, 1998, the Company entered into two Equipment Lease and Purchase Agreements (the "Enercon L&P Agreements") with ENERCON America Distribution Limited ("Enercon") of Westerville, Ohio. Pursuant to each of the Enercon L&P Agreements, Enercon has agreed to purchase one TCS-1 Plant configured to process car tires only and a second Plant specially configured to process truck tires only. The terms of the Enercon L&P Agreements, pursuant to which the constituent components of the TCS-1 Plant will be leased and or purchased, are substantially identical to those of the O/V III L&P Agreement, as described above. The only significant differences are in the payment terms. The purchase price for the Purchasable Equipment in each of the Enercon Plants is

$2,250,000. As with all other Plants contracted for to date, the monthly payments under the 60-month operating lease for the Leased Equipment will be $12,500 for each Plant. Accordingly, the aggregate lease/purchase price under the four Enercon L&P Agreements aggregates to $12,000,000. Although the Enercon L&P Agreements called for an initial payment of $337,500 for each of the two Enercon Plants upon execution of the Agreements, as of February 16, 1999, the Company had not yet received such payments because, as at such date, Enercon had not yet received custody of funds which it expects to use toward such payments. Enercon has advised the Company that it expects to receive such funds imminently, but, as of February 16, 1999, the Company was not able to predict with certainty when or if Enercon would in fact receive such funds. All four of these sales are completely dependent upon Enercon raising sufficient financing to meet its obligations under the respective Enercon L&P Agreements. In addition to the initial payments, terms under each of the Enercon L&P Agreements require additional payments on each of the four Enercon Plants, as follows:

(a)  15%  (US $337,500) upon acceptance by Enercon of equipment drawings, layout drawings, and other written specifications, such acceptance to be based upon local permitting and applicable operating requirements;

(b)  30%  (US $675,000) two months  after the  Company  gives  notice to Enercon that it has commenced manufacture of the Plants;

(c)  10%  (US $225,000) two months prior to the anticipated Delivery Date.

(d)  15%  (US $337,500) on Delivery; and

(e)  15%  (US $337,500) on Acceptance of the Plants by Enercon.

      Pursuant to the terms of the Enercon L&P Agreements, upon execution thereof, the parties also entered into the same types of ancillary agreements as are described above with respect to the O/V III L&P Agreement, i.e., a royalty agreement and a rubber crumb purchase option agreement. The terms of all of such ancillary agreements are identical to those described above in connection with the O/V III Agreements. The Enercon L&P Agreements provide for the preparation of an agreement for the maintenance of the TCS-1 Plant to be done jointly by the Company and Enercon, on mutually agreeable terms.

Backlog

      The Company includes in its "backlog," orders for TCS-1 Plants under executed Equipment Purchase and Lease Agreements. Although the stated backlog may be used as a guideline in determining the value of orders which are presently scheduled for delivery during the period indicated, it is subject to change by reason of several factors including possible cancellation of orders, change in the terms of the contracts, and other factors beyond the Company's control and should not be relied upon as being necessarily indicative of the Company's revenues or of the profits which the Company might realize when the results of such contracts are reported. The ultimate consummation of each sale included in the backlog will be entirely dependent upon the TCS-1 Plant's meeting performance expectations, each customer's obtaining lease, or other financing for the purchased portions of the System (as well as all required permits and licenses to operate a System), and the Company's obtaining sufficient production financing and capacity to meet delivery requirements.

      Based on the foregoing, as of February 16, 1999, the Company's backlog amounted to $41,750,000. This includes, for fourteen TCS-1 Plants: (i) the full purchase price for the Purchasable Equipment which will be sold by the Company, and (ii) total lease payments for the Leased Equipment under the five-year operating lease. Together, the Purchasable Equipment and the Leased Equipment constitute a complete TCS-1 Plant.

      The Plants included in the above stated backlog include: (i) eight TCS-1 Plants ordered by O/V III for an aggregate lease/purchase price of $3,000,000 each, in respect of which the Company has already received over $130,000 by way of prepayments of the $25,000 downpayments (due for each system fourteen months before the scheduled delivery date of such Plant) on five of the eight Plants ordered by O/V III; (ii) one TCS-1 Plant ordered by Recycletron for an aggregate lease/purchase price of $2,750,000, in respect of which the Company has received a $25,000 down payment; (iii) one TCS-1 Plant ordered by 750824 Alberta, Ltd., for an aggregate lease/purchase price of $3,000,000, in respect of which the Company has received a $25,000 downpayment; and (iv) four TCS-1 Plants ordered by ENERCON America Distribution Limited ("Enercon") of Westerville, Ohio for an aggregate lease/purchase price of $12,000,000.

      The Company is unable to state when, if ever, it will make delivery of the four Plants ordered by Enercon. In this regard, it should be noted that, as of February 16, 1999, the Company had not yet received any payments from Enercon and, to the extent that receipt of payments from Enercon are materially delayed, construction and delivery of the TCS-1 Plants ordered by Enercon will also be delayed. Delivery dates for the remaining ten Plants included in the backlog are anticipated to be scheduled throughout the year 2000. While Management believes that all operating problems respecting the TCS-1 Plant were identified during continuous testing and that all modifications required to resolve such problems were completed in December 1998, it should be noted that the TCS-1 Plant has not yet functioned under commercial operating conditions over an extended period of time. Therefore, delivery dates for all Plants on order remain subject to delay principally because of presently unforeseeable problems which may become manifest under long-term, commercial use.

      The Company has not included in its backlog any revenues which may result from the Royalty Agreements which all TCS-1 Plant purchasers must enter into with the Company. These Royalty Agreements entitle the Company to receive a royalty in the amount of 3% of the gross revenues from sales of rubber crumb produced by the TCS-1 Plant.

Dependence on Major Customers

      To date the Company has received orders for fifteen TCS-1 Plants, eight of which were ordered by O/V III and parts of one of which have been purchased by OTRP, an affiliate of O/V III. Proceeds from the sale to OTRP constituted one hundred percent (100%) of the Company's revenues from operations during fiscal 1998. The eight Plants ordered by O/V III constitute approximately fifty-six percent (56%) of the Company's present backlog. The loss of O/V III would have a major adverse effect on the Company. O/V III is under the control of Louis Sanzaro. For purposes of this discussion, O/V III and OTRP are sometimes referred to herein, collectively, as the "Sanzaro Entities". The Company has also received orders for four TCS-1 Plants from Enercon. These orders constitute approximately twenty-eight percent (28%) of the Company's present backlog. As is the case with O/V III, the loss of this customer would have a major adverse effect on the Company. Notwithstanding the foregoing, the Company also believes that while Mr. Sanzaro's companies and Enercon comprise the initial TCS-1 Plant purchasers, future sales efforts will be widespread and, as the Company matures and its business develops, it will not be dependent upon the business of one or more major customers.

      Mr. Sanzaro's initial contacts with the Company occurred in the summer of 1995. On October 5, 1995, Mr. Sanzaro, through O/V III, entered into the initial agreement to purchase and lease eight TCS-1 Plants. At that time, three associates and/or employees of O/V III were retained by the Company as consultants respecting various aspects of the Company's plans to design, develop and manufacture the TCS-1 Plant. Following his initial contacts with the Company in October 1995, Mr. Sanzaro also worked actively with the Company to assist it in these efforts. On or about January 1, 1997, the Company and Mr. Sanzaro agreed that he should be fairly compensated for his consulting services. The Company did not formalize its arrangements with Mr. Sanzaro or compensate him for his services until January 28, 1998, when it entered into a two year consulting agreement with him, retroactively effective to January 1, 1997. Total compensation under the Sanzaro consulting agreement was 1,000,000 unregistered shares of the Company's common stock. On January 17, 1997 Mr. Sanzaro was appointed as a Director of the Company. In October 1995, the Company and Mr. Sanzaro had agreed that Mr. Sanzaro would be the sole and exclusive distributor of TCS-1 Plants in North America and that he would be entitled to a commission of 10% of the total lease and purchase price on all sales of TCS-1 Plants in North America. In July 1998, Mr. Sanzaro and the Company entered into an employment agreement pursuant to which Mr. Sanzaro was retained as the Company's Vice President in charge of operations, to serve in such position as the Company's chief operating officer. In connection with his appointment to such position, Mr. Sanzaro agreed to give up all rights which he theretofore had with respect to his serving as exclusive distributor. Mr. Sanzaro also agreed to serve full time in his position as the Company's COO and in connection therewith to terminate virtually all of his activities connected with his own recycling businesses in New Jersey. In consideration of Mr. Sanzaro's agreement to discontinue his other business activities in order to enter into the Company's employ, the Company issued 500,000 shares of its common stock to him as a signing bonus. In addition, for agreeing to release the Company from its obligation to appoint him as exclusive distributor of the TCS-1 in North America, the Company issued to Mr. Sanzaro an additional 2,500,000 shares of its common stock. (see ""Management - Executive Officers and Directors" and Certain Relationships and Related Transactions" ).

Research and Development - TCS-1 Plant Manufacturing Segment

      Research and development activities and expenditures for the Company's existing TCS-1 Plant manufacturing segment and its proposed TCS-1 Plant Operations and TAP segment are discussed on a combined basis, below, following the description of the Company's proposed TCS-1 Plant Operations under the caption "Research and Development - Combined Segments".

Employees - TCS-1 Plant Manufacturing Segment

      The number and categories of persons employed in the Company's existing TCS-1 Plant manufacturing segment and in its proposed TCS-1 Plant Operations and TAP segment are discussed on a combined basis, below, under the caption "Employees - Combined Segments".

Patent Protection

      The Company was issued a United States patent on its Cryogenic Tire Disintegration Process and Apparatus on April 7, 1998 (Patent No. 5,735,471). The duration of the patent is 20 years from the date the original application was filed. In November 1998, the Company filed its patent, for review, with the Canadian Patent Office. The Company is unable to state at this time how long the Canadian review process will take and is unable to give any assurances that the Canadian Patent will be granted. Prior to the issuance of such patent, the Company relied solely on trade secrets, proprietary know-how and technological innovation to develop its technology and the designs and specifications for the TCS-1 Plant. In connection with a loan made by the Bank of Montreal to the Company, a lien on this patent was granted to the said bank (see below in Item I of this Report "Management's Discussion and Analysis - Liquidity and Capital Resources").

      The Company has entered into confidentiality and invention assignment agreements with certain employees and consultants which limit access to, and disclosure or use of, the Company's technology. There can be no assurance, however, that the steps taken by the Company to deter misappropriation or third party development of its technology and/or processes will be adequate, that others will not independently develop similar technologies and/or processes or that secrecy will not be breached. In addition, although the Company believes that its technology has been independently developed and does not infringe on the proprietary rights of others, there can be no assurance that the Company's technology does not and will not so infringe or that third parties will not assert infringement claims against the Company in the future. The Company believes that the steps it has taken to date will provide some degree of protection, however, no assurance can be given that this will be the case.

      On or about September 13, 1996, the Company received a letter from attorneys for a New York based recycling company respecting its filing for worldwide patent protection for a tire recycling process utilizing a natural air freezing system and claiming that, upon issuance of its Canadian patent, the Company's recycling process would be the subject of a patent infringement claim. The Company responded to such letter on September 20, 1996 stating its position that any such claim would be completely without merit. The Company has received no further communications respecting this matter. Since that time, a member of the Company's engineering staff and the Company's patent agent have examined the patent which was involved in this matter and have advised the Company that to the best of their knowledge, the specifications thereof are different from those of the patent for which the Company has applied and that no meritorious patent infringement claim could arise in connection therewith. However, no assurance can be given in the absence of a final court determination, that any particular patent is valid and enforceable or that any patent may not be the subject of patent infringement claims. The Company has no present knowledge of any information which would adversely affect the validity of its patent, as described above.

Competition - Equipment Manufacturing Segment

      Management  knows  of  no  devices,  apparatus  or  equipment,   utilizing
technology which is identical or comparable to the TCS-1 Plant, which are presently being sold or used anywhere in the world, nor is it aware of any competing patents relating to the Company's disintegration technology. However, the TCS-1 Plant, may reasonably be expected to compete with related or similar processes, machines, apparata or devices for tire disintegration, cryogenic or otherwise. Moreover, prospective competitors which may enter the field may be considerably larger than the Company in total assets and resources. This could enable them to bring their own technologies to more advanced stages of development with more speed and efficiency than the Company will be able to apply to the TCS-1 Plant. Additionally, manufacturers of presently available equipment may be in a position to operate research and development departments dedicated continually to improving conventional systems and to developing new and improved systems. There can be no assurance that the TCS-1 Plant, will successfully compete with existing systems or with any improved or new systems which may be developed in the future.

Proposed TCS-1 Plant Operations: Sales of Rubber Crumb and Manufacture and Sale of Finished Products

Proposed Ownership, Establishment, and
  Operation of Tirex Advanced Products Plant

      The Company is presently in the process of making arrangements to own and operate the First Production Model of the TCS Plant, on either an exclusive or joint basis (see the discussion below) and to operate it as a Tirex Advanced Products Plant for the purpose of selling rubber crumb produced by operation of the TCS-1 Plant and manufacturing and selling finished products, made wholly or partially from such rubber crumb. The Company's initial operations in this segment will be conducted pursuant to an agreement (the "IM2/Tirex Agreement") with IM2 Merchandising and Manufacturing, Inc. ("IM2"), in Quebec. Pursuant to the IM2/Tirex Agreement, the Company will act as IM2's exclusive supplier of rubber welcome mats and related products molded out of rubber crumb ("IM2 Products"). The Company intends to use rubber crumb produced by the TCS-1 Plant which has been installed, and which will be operated, at the Company's Montreal facility (see, below, "Proposed Products" and "The IM2/Tirex Agreement")).

      The First Production Model is presently installed at the Company's 90,000 square foot Montreal manufacturing facility. This Plant was the subject of a Lease and Purchase Agreement (the "OTRP Agreement") between the Company and Oceans Tire Recycling & Processing Co., Inc. ("OTRP"), a company controlled by Louis Sanzaro, the Company's chief operating officer. The OTRP Agreement provided for certain sections of the First Production Model to be purchased by OTRP for a purchase price of $1,225,000 and for the balance of the Plant to be leased under a five year operating lease at a monthly rental of $12,500 (see "Existing and Proposed Businesses - Equipment Manufacturing - Sales and Marketing - Agreements with Oceans Tire Recycling & Processing Co., Inc."). In December 1997, OTRP and the Company agreed that, to the extent necessary for OTRP to obtain sale and lease-back financing for the front-end module ("Front-End") and for certain parts of the Air Plant portion of the Plant, the said OTRP Agreement would be deemed to be modified, as required for such purpose. In connection therewith OTRP arranged with an equipment financing company for sale and lease financing, pursuant to which: (i) the said financing company purchased the Front-End and certain designated portions of the TCS-1 Plant's Air Plant directly from the Company; and (ii) leased such equipment back to OTRP pursuant to its arrangements with OTRP and/or the OTRP principals. The Company sold the Front-End for a total purchase price of $300,000, with irrevocable acceptance and final payment therefor obtained by the Company in December of 1997. The designated portions of the Air Plant were sold for a total purchase price of $580,000, with irrevocable acceptance and final payment therefor obtained by the Company in April of 1998. It is the present intention of the parties to reform or rescind the remaining provisions of the OTRP Agreement for the purpose of transferring ownership of the entire First Production Model to the Company, any one of its existing subsidiaries, or to some other entity established jointly, or singly, by the parties, or either one of them, for such purpose. The structure and terms of the ownership of the First Production Model have not yet been finalized (see the discussion, above, in this Item 1, under the subcaption, "Agreements with Oceans Tire Recycling & Processing Co., Inc.").

      In order to establish and operate the Montreal T.A.P. Plant, the Company will be required to make modifications and improvements to its Montreal facility to accommodate such operations and to meet local fire, environmental, and other applicable regulations. Renovations and improvements to the Montreal facility required to be made, or already made, in order to establish and operate the Montreal T.A.P. Plant include the installation or renovation of: (i) a ventilation system; (ii) lighting; (iii) additional office space; (iv) a heating system; (v) a new floor in the manufacturing area; and (vi) a new sprinkling system throughout the building. In addition, the Company will have to construct:
(i) a loading dock area; (ii) a new parking area (necessitated by devoting present parking area to loading docks); and (iii) a storm drainage system. The Company will also incur civil engineering fees in connection with the foregoing and will be required to purchase materials handling equipment, including forklifts. The Company estimates that such plant modifications and improvements will cost approximately $325,000.

      In addition, the Company will require approximately $600,000 to cover the costs of purchasing and installing product manufacturing equipment (other than the molds which will be furnished by IM2) for the establishment of a rubber mat molding and flocking facility at the Montreal T.A.P. Plant. In connection therewith the Company is presently finalizing the terms of an agreement with Plasti-Systemes Inc. of Ville D'Anjou, Quebec ("Plasti-Systemes"), with respect to their providing the Company with such a molding and flocking facility, as a complete "turnkey" package, including all equipment and labor. Such facility will be designed to be capable of producing rubber mats of the quality and quantities required under the IM2 Agreement. Negotiations with Plasti-Systemes indicate that the total costs, in terms of United States dollars, will be approximately $600,000 and that the Company will be required to make an initial payment of approximately $135,000. Management estimates that approximately 60% of the total $600,000 cost represents the costs of equipment which will be financed, on an installment payment basis, by the vendors thereof and that such costs will be covered out of cash flow from the molding operations. Management believes that the balance of cash required will be available out of the proceeds of sale and lease-back financing and/or bank debt financing.

      The foregoing has resulted in delays which have required the Company to continue to cover its overhead without significant cash flow from operations. This is expected to continue until approximately May 1999. The Company intends to finance the establishment of the foregoing from: (i) funds on hand; (ii) expected cash flow from recent sales of four TCS-1 Plants; and (iii) the possibility of obtaining sale and leaseback financing on the TCS-1 equipment components owned by the Company. However, initiation of commercial operation of the Montreal T.A.P. Plant is dependent upon numerous factors, including the successful performance, on a long term, continuous running basis, of the First Production Model in accordance with operating specifications (see "Existing and Proposed Businesses - Equipment Manufacturing - Products and Services - The TCS-1 Plant"). The other material factors which are necessary for the commencement of commercial operations under the IM2 Agreement are completion of site preparation and compliance of the site with all applicable ordinances by March of 1999. While the Company expects to begin full scale commercial operation of the Montreal T.A.P. Plant in March 1999, it cannot, at this time, state with certainty when all requisite factors will be in place therefor.

Proposed Products

      The Company presently plans to manufacture finished products exclusively pursuant to prior purchase orders. On December 11, 1998, the Company entered into an agreement (the "IM2/Tirex Agreement") with IM2 Merchandising and Manufacturing, Inc. ("IM2"), in Quebec, pursuant to which IM2 agreed to use the Company as its exclusive supplier of rubber welcome mats and related products molded out of rubber crumb ("IM2 Products"). The Company intends to use rubber crumb produced by the TCS-1 Plant which has been installed, and which will be operated, at the Company's Montreal facility (See, below, "The IM2/Tirex Agreement"). The Company intends to endeavor to obtain additional purchase contracts for all types of products which are presently manufactured from, or which utilize in their composition, recycled rubber crumb. In addition to the rubber welcome mats to be manufactured for IM2, the Company intends to target the following markets: specialty molded construction products, industrial and consumer mats and athletic surfaces. The Company believes that crumb rubber modified (CRM) asphalt also shows strong market potential and that new tire manufacturing and thermoplastic compounds, particularly for the automotive sector constitute promising potential markets for rubber crumb in the future (See, below, "Existing and Proposed Businesses - Company Marketing and Distribution - Potential Markets").

Product Sales

The IM2/Tirex Agreement

      On December 11, 1998, the Company entered into an agreement (the "IM2/Tirex Agreement") with IM2 Merchandising and Manufacturing, Inc. ("IM2"), in Quebec, pursuant to which IM2 agreed to use the Company as its exclusive supplier of rubber welcome mats and related products molded out of rubber crumb (the "IM2 Products"). IM2 has entered into a contract with a national distributor of consumer and commercial floor matting products, which has over forty years of market presence, national trade show exposure, and well established distribution channels in all areas of retail distribution, including large national retail outlets such as Wal-Mart. IM2's contract provides that it will be such distributor's exclusive supplier of IM2 Products. In turn, under the terms of the IM2/Tirex Agreement, all of IM2's requirements for such products will be supplied by the Company. IM2's contract with its customer provides for the following sales goals, in US dollars, by calendar year, beginning January 1, 1999:

                  Calendar Year             Sales Goal
                  -------------             ----------
                  1999                      $1,625,000
                  2000                      $3,000,000
                  2001                      $5,000,000
                  2002                      $7,500,000
                  2003                      $7,500,000

      The above dollar amounts reflect prices at which IM2 will resell the IM2 Products to its customer. While the Company has been advised that actual sales may be substantially higher than those shown above, it should be noted that such amounts represent sales goals, estimated for planning purposes only, and reflect the quantities which IM2 anticipates that it will require under the terms of its contract with its customer, not required minimum purchases. The IM2/Tirex Agreement provides for the Company to sell the IM2 Products exclusively to IM2 for 45% of the profits which IM2 will realize from its resales of the IM2 Products, net of all manufacturing and shipping costs, including the Company's overhead. Pursuant to the terms of the IM2/Tirex Agreement, IM2 will supply the Company with all molding equipment and tooling required for the manufacture of the IM2 Products and will grant the Company an exclusive license to use such equipment. The IM2/Tirex Agreement calls for the Company to pay to IM2 a one-time license fee in the amount of thirty thousand Canadian dollars (CA $30,000). The Company is also obligated to pay, on behalf of IM2, directly to one of IM2's employees, ten thousand Canadian dollars (CA $10,000) per month, for a period of four months, for the purpose of having such employee assist the Company in setting up, and initiating operations at, a product molding facility at the Company's Montreal Plant. The term of the IM2/Tirex Agreement is five years, with IM2 having the option to extend such term for two additional three-year periods. The Company intends to utilize, in the manufacture of the IM2 Products, rubber crumb produced by the operation of the TCS-1 Plant installed at its Montreal facility. The Company expects the IM2/Tirex Agreement to provide it with a steady stream of revenues and earnings in the current fiscal year and, since it will be producing the rubber crumb out of which the mats will be made, the Company expects to benefit from the economic advantages of vertical integration. However, these operations are still at the projected stage and are subject to all of the risks inherent in a new, untried and unproven venture with no history of operations to predict future results. The Company expects to be recycling sufficient amounts of rubber crumb to meet all of its molding requirements, and to begin active molding operations under the IM2/Tirex Agreement at its manufacturing facility in Montreal, in March 1999.

Raw Materials

      Based upon informal conversations which management has had with officials at La Societe Quebecoise de Recuperation et de Recyclage ("Recyc Quebec") a government agency involved with recycling used tires, management believes that the Company will be able to obtain as many recyclable scrap tires as it can use, and will receive a government subsidy of $.07 (Canadian) or approximately $.05 (U.S.) per pound of rubber processed at the Montreal T.A.P. Plant. Supplies of recyclable scrap tires, as well as subsidies are expected for no cost to it, from, through, or under the auspices of, Recyc-Quebec. As at the date hereof, however, the Company has not entered into any formal or written arrangements with Recyc-Quebec or with any other potential supplier of recyclable scrap tires for feedstock to be used in its proposed operations. Moreover, the Company could encounter legal barriers should it attempt to import tires from outside of Quebec. Notwithstanding the foregoing, the Company is confident that it will, at least in the foreseeable future, be able to obtain adequate feedstock for its tire recycling operations, on a subsidized basis, or otherwise.

Proposed Rubber Crumb and Finished Product Marketing Activities

      Rubber crumb, of a quality which the Company believes the TCS-1 Plant will be able to produce at the outset, currently sells for approximately $.135 Canadian (or approximately $.10 U.S.) per pound in Quebec. Revenues from projected sales of rubber crumb will be in addition to the government subsidies noted above and are therefore expected to be approximately $0.205 (Canadian) or $0.15 (U.S.) per pound. The Company believes that it will be able to produce and sell between 20,000 and 50,000 pounds of rubber crumb per day commencing in March of 1999.

      The Company's plans for marketing rubber crumb produced from the operation of the Montreal T.A.P. Plant and finished products manufactured therefrom are discussed in more detail below under the caption "Company Marketing and Distribution".

Research and Development - Proposed TCS-1 Plant Operations and TAP Segment

      Research and Development activities and expenditures for the Company's existing TCS-1 Plant manufacturing segment and its proposed TCS-1 Plant Operations and TAP segment are discussed on a combined basis, below, under the caption "Research and Development - Combined Segments."

Employees - Proposed TCS-1 Plant Operations and TAP Segment

      The number and categories of persons employed in the Company's existing TCS-1 Plant manufacturing segment and its proposed TCS-1 Plant Operations and TAP segment are discussed on a combined basis, below, under the caption "Employees - Combined Segments."

Competition - Proposed TCS-1 Plant Operations and TAP Segment

      The Company intends to market rubber crumb produced at the Montreal TAP Plant throughout the province of Quebec. The Company is aware of four crumb rubber producers in Quebec who, to the best knowledge of the Company, have been producing an aggregate of approximately 27 million pounds of rubber crumb per year from both scrap tires and "buffings" (rubber removed from tires in the re-treading process). Such product is consumed by Quebec manufacturers of outdoor mats, construction related products, parking curbs, manhole seals, acoustic panels, and mud flaps for the automotive industry. The Company believes that there presently exists in Quebec demand for approximately 23 million additional pounds of rubber crumb per year which, because of insufficient local product, is now being filled by rubber crumb imported from elsewhere. The Company believes that present local supply is insufficient to meet current demands because of equipment limitations on the part of the present producers. The Company believes it will be able to compete successfully in the local area based on price and quality.

      The finished products which the Company intends to manufacture at the Montreal TAP Plant are expected to include specialty molded construction products, industrial and consumer mats and athletic surfaces. These are intended to be marketed in North America through independent distributors. It is the intention of the Company that its initial finished product will comprise consumer mats molded out of rubber crumb produced by operation of the TCS-1 Plant. The Company will have many competitors in this area, varying in size from small companies with limited resources to large companies with substantially greater financial and management resources than the Company and with the technical ability to develop, or the funds necessary to acquire, finished products similar to those intended to be offered by the Company. Many large companies with sophisticated product marketing and technical abilities and financial resources that do not presently compete with the Company may enter the market for products made from recycled rubber. Such companies could rapidly become significant additional competitors of the Company. To the extent that competitors achieve either a performance or price advantage, the Company could be adversely affected. In addition, competitive pressures from large, well financed competitors could result in lowering of prices for goods made from recycled rubber, which would adversely affect the Company's ability to compete. The Company intends to compete on the basis of quality and production economies which can be realized from vertical integration, whereby the Company will produce the raw material (rubber crumb) to be utilized in the manufacture of its finished products.

Research and Development Activities - Combined Segments

      The Company's technical expertise has been an important factor in its development and is expected to serve as a basis for future growth. Since its inception, the Company has devoted substantial resources to the design and development of the TCS-1 Plant as well as to raising the financing necessary for such activities. During the last two completed fiscal years, the Company also conducted research and development activities in the area of product development focusing on potential commercial applications for the rubber crumb which is expected to be produced by operation of the TCS-1 Plant. During the fiscal years ended June 30, 1997 and 1998, respectively, the Company expended approximately $832,471 and $606,227 on research and development activities applied to the design, development, and construction of the first TCS-1 production model and product development. The basic design, development and construction of the first complete production model of the TCS-1 Plant was completed in May of 1998. Thereafter, continuous testing procedures revealed the need for certain modifications, which were completed in December of 1998 on a single fracturing mill and a single freezing tower in the First Production Model. Completion of the second fracturing mill and freezing tower, which will be included therein, is scheduled to occur in April of 1999 (see "Existing and Proposed Businesses - Equipment Manufacturing - Products and Services - The TCS-1 Plant"). Thereafter, the Company intends to continue to seek to refine and enhance its tire disintegration technology and to enhance it to comply with emerging regulatory or industry standards or the requirements of a particular customer. The Company also intends to continue to endeavor to develop new products and uses for the crumb rubber produced by the operation of the TCS-1 Plant.

      During the fiscal years ended June 30, 1997 and 1998, all research and development activities respecting the TCS-1 Plant were carried out by the Company's engineering and technical staff, consisting of Louis V. Muro, Vice President in Charge of Engineering, and one other Company employed engineer, who devoted 100% of their time to such projects. Such activities were conducted in conjunction with an outside consultant and the Company's outside subcontractors, Plasti-Systemes, Fedico, Inc., and Lefebvre Freres, Limitee.

      Research and Development activities in the area of product development were effected principally by members of the Company's executive and management staff, who dedicated part of their time to such activities.

Employees - Combined Segments

      As of February 16, 1999, the Company had twenty including its six executive officers, the president of The Tirex Corporation Canada Inc., its two-member in-house legal staff, its technical program director, two secretary-receptionists, and its managing director of European market development, with a balance of the Company's staff comprised of mechanical and other support personnel. All of the foregoing persons devote their full time to the business and affairs of the existing and proposed businesses of the Company, on a combined basis, as required. At times, the Company also utilizes the services of several part-time consultants to assist them with market research and development and other matters. The Company intends to hire additional personnel, as needed.

      The Company does not presently have any employees who devote their full time to the Company's proposed TCS-1 Plant operations or finished product manufacturing businesses. However, the Company expects to hire up to 61 additional employees during the 1999 calendar year, on an as needed basis, with the bulk of such new employees expected to be utilized in the Company's proposed TCS-1 Plant Operations and TAP segment.

Marketing and Distribution - Combined Segments

Potential Markets

      The Company believes that the potential  markets for its: (i) TCS-1 Plant;
(ii) rubber crumb produced by its proposed ownership and operation of one or more TCS-1 Plants ("Tirex Rubber Crumb"); and (iii) proposed finished products manufactured from or incorporating Tirex Rubber Crumb ("Tirex Advanced Products") will all directly reflect the level of demand for economical, high quality rubber crumb derived from the recycling of scrap tires. With respect to TCS-1 Plant operation, the Company intends initially to target the following markets: specialty molded construction products, industrial and consumer mats and athletic surfaces. The Company believes that crumb rubber modified (CRM) asphalt also shows strong market potential and it will be targeted by the Company if the results and recommendations in a report, presently being prepared by the National Institute for Occupational Safety and Health (see the discussion, below, under "Rubber Modified Asphalt"), are positive. The Company believes also that new tire manufacturing and thermoplastic compounds, particularly for the automotive sector constitute promising potential markets for rubber crumb in the future.

      The following discussion of the potential markets for rubber crumb assumes that the TCS-1 Plant will be capable of economically producing high quality recycled rubber crumb and in a variety of sizes, capable of being used in wide range of products. The Company believes that the First Production Model of the TCS-1 Plant is presently ready for commercial operation, utilizing one of its two freezing towers and fracturing mills, and that it will be fully operational by April 1999 with both freezing towers and fracturing mills. It should be noted, however, that because of the lack of an operating history, the Company cannot, at this time, give any assurance with respect to whether the TCS-1 Plant will in fact perform as expected under continuous, commercial operating conditions. Moreover, even if the demand for rubber crumb should increase in accordance with the Company's expectations, there can be no assurance that a concomitant development of demand for the TCS-1 Plant will develop.

      Rubber is a valuable raw material and the Company believes that recycling this valuable resource from scrap tires is an ideal way to recover that value. Recycled scrap tire rubber is already used in a great variety of products, promoting longevity by adding it to asphalt pavement, adding bulk and providing drainage as a soil additive, providing durability as a carpet underpadding, increasing resiliency in running track surfaces and gymnasium floors, and absorbing shock and lessening the potential for injuries as a ground cover for playgrounds and other recreational areas.

      Recycling tires into reusable crumb rubber (or "ground rubber") was, as of 1996, the third largest use of scrap tires. "Crumb rubber" is the end product of the tire disintegration process. The ideal crumb rubber is a powder, which can be produced in various particulate sizes, ranging from relatively coarse to very fine, and which is not significantly contaminated by fiber and metal particles. It is generally derived from used automobile tires or tire parts such as treads. The Scrap Tire Use Disposal Study - 1996 Update (the "STMC Study"), published by the Scrap Tire Management Council (the "STMC") in April of 1997, reported that of the approximately 266 million scrap tires generated in the United States in 1996, market applications were found for 76% (or 202 million). The STMC Study reported further that, as of the period covered by the STMC Study, the largest use presently being made of scrap tires is burning them as tire derived fuel (sometimes referred to as "TDF"), which serves principally as a low-cost substitute for, or supplement to, coal, wood chips, or other combustible fuels. In this regard, 152 million or 76% of the tires for which market applications had been found, were burned as TDF. Exporting used tires (for refitting and re-use as tires) was the second largest use for scrap tires. While utilizing scrap tires to produce crumb rubber still constitutes a significantly smaller market for used tires, the STMC Study reported that this usage experienced significant growth during 1995 and 1996, increasing two hundred and seventy-seven percent (277%) from 4,500,000 tires in 1994 to 12,500,000 tires in 1996. Historically, most crumb rubber available and sold in the market was derived not from recycled scrap tires, but from tire "buffings", a by-product of the tire re-treading process.(3) Recently, however, this has changed significantly, with tire buffings now representing 52% and scrap tires representing 48% of source material for crumb rubber. According to the STMC, the demand for crumb rubber for various uses could experience further substantial increases over the next two to five years, with expected overall growth in sales of crumb rubber from 25% to 33%. The Company believes that because the supply of buffings is limited, the main source of an increased supply of crumb rubber must come from scrap tires.

      At present, there are at least seven general categories of markets for crumb rubber of various sizes and grades. These consist of the following:

      * Rubber Modified Asphalt ("RMA", 168 million pounds in the United States in 1996): Crumb rubber can be blended with asphalt to modify the properties of asphalt used in highway construction. Crumb rubber can be used either as part of the asphalt rubber binder, seal coat, cape seal spray, or joint and crack sealant (generally referred to as "asphalt-rubber") or as an aggregate substitution (rubber modified asphalt concrete or

---------
(3) Tire buffing consist of relatively small piece of rubber which remain on the tire shell during the re-treading process. After the used tread is removed, these small pieces are "buffed" off the shell before the new tread is attached.

            "RUMAC"). At present, the cost of using asphalt-rubber and RUMAC is somewhat higher than conventional materials. However, the service life of such products has proved in some cases to be two to three times that of conventional asphalt pavements. While the use of crumb rubber in asphalt pavement has a large potential market, certain technical issues must be addressed before the potential can be reached. The ability to recycle asphalt pavement containing crumb rubber and the development of standards, particularly for materials testing and the environment are the key issues to be addressed. In general, asphalt-rubber, or the "wet process", has proven to be the most successful product, representing approximately 95% of the RMA market in 1996, according to the STMC. Other key issues involve potential environmental and human health effects associated with the use of crumb rubber modified (CRM) asphalt. In this regard, the
            National Institute for Occupational Safety and Health (NIOSH) performed a series of exposure and health evaluations from 1994 through 1997. To date, the NIOSH project has performed site evaluations at seven paving projects around the country (Michigan, Indiana, Florida, Arizona, Massachusetts and California). A composite report of the overall findings and conclusions is currently being prepared by NIOSH but has not yet been issued. This report will address issues of sampling methods, worker exposures, and health effects associated with conventional versus CRM asphalt paving.

      *     Bound Rubber  Products  (134 million  pounds in the United States in
            1996): Ground or powdered scrap tire rubber is formed into a set shape, usually held together by an adhesive material such as urethane or epoxy. Examples of such applications are injection molded products and extruded goods such as railroad crossing pads; dock bumpers, patio floor blocks, flooring material, roof walkway pads, and carpet underlay.

      *     New Tire  Manufacturing  (48 million  pounds in the United States in
            1996): Fine crumb rubber or powder reclaimed from scrap tires can be used as a low volume filler material in both the tread and the sidewalls of new tires. The percentage of recycled rubber that can be used in new tires is somewhat in excess of 1.5%.

      * Athletic and Recreational Applications (24 million pounds in the United States in 1996) (US or Worldwide): Coarse crumb rubber can be used in several applications, such as in running track material, grass surfaced playing areas, or as a substitute for playground surfaces. The use of crumb rubber for these purposes will generally make playing surfaces and running tracks more resilient and less rigid, but capable of maintaining traction and shape.

      * Molded and Extruded Plastics and Rubber (18 million pounds in the United States in 1996): Finely ground scrap tire rubber can be placed into production molds to form products for the automotive industry, such as sound insulation, step pads, truck and trailer liners, matting and drip irrigation pipes. Management believes that there are significant potential markets for these applications which may result from continuing research and development of products using a surface modified rubber. There has also been increasing interest on the part of automotive manufacturers in the purchase of products which contain recycled rubber.

      *     Friction  Material (8 million  pounds in the United States in 1996):
            Coarse crumb rubber is used in friction brake materials for brake pads and brake shoes.

Marketing Activities

      The  Company's   objective  is  to  market  and  distribute  its  products
worldwide, through national and international distributors and sales representatives. However, to a large extent the Company has to date concentrated its efforts on completing the design, development, and construction of the first production model of the TCS-1 Plant and raising adequate financing to support such efforts. It has, therefore, not yet commenced a full scale marketing campaign and does not intend to do so until the production model is complete and adequate funding is available to cover the costs thereof. During the last two completed fiscal years and the subsequent period, the Company has however taken initial steps to prepare a foundation for a world-wide marketing program, appointing Alan Crossley as Managing Director of European Market Development. In connection therewith the Company has engaged in the following market research activities with financial assistance from the Canadian Federal Office of Regional Development - Quebec ("FORDQ") under its IDEA Program, which provides loans in amounts of up to 50% of approved expenditures made by the borrower for the purpose of identifying and developing export markets for Canadian products (the terms and amounts of these loans are discussed, above, in "Existing and Proposed Business - Canadian Operations - Canadian Government, and Government Sponsored Loans and Grants"):

      (a) From April, 1997 through March, 1998, the Company conducted market research activities respecting the potential United States markets for rubber crumb. The Company retained Plasti-Services Inc. a non-profit organization founded by government and manufacturers of plastic and rubber goods, which produced a report (the "Plasti-Services Report). This report indicated that the market was mature and well serviced with numerous non-rubber based products and that unless the Company was able to produce a product which could replace any of those presently being used, at substantial cost savings, this would not be an area which the Company should pursue. The PlastiServices Report highlighted technical and economic issued that the Company must address, such as materials compatibility, lack of sufficient existing technical data, and cost of equipment modification for potential users of rubber crumb based compounds. Based upon the foregoing, the Company believes that the Plasti-Services Report is inconclusive because the Company has not yet produced sufficient samples of the type of rubber crumb it expects to produce to effect a thorough analysis of such projected product. Moreover, to the best of the Company's knowledge, there is no other tire derived rubber crumb of the quality which the Company expects to be able to produce currently available. Further, the Company believes that its overall research indicates that: (i) plastics and rubber compounders would be willing to consider using tire derived rubber in place of what they are using now and would be willing to enter collaborative ventures to test Tirex Rubber Crumb if and when it is produced in sufficient quantities; and (ii) with consistent materials specifications.

            The Company also retained a special consultant, with expertise in the area of government assistance programs related to recycling, who investigated public sector incentives by region for any activities related to tire recycling business in forms of grants, subsidies, tipping fees and legislation related to tires. Based upon the foregoing, the Company believes that in order to properly identify the best potential market opportunities and price structures for Tirex Rubber Crumb, its present market research and development priorities should focus, in the following sequence, on: (i) producing sufficient quantities of Tirex Rubber Crumb (which is dependent upon the TCS-1 Plant's being able to operate in accordance with its specifications; (ii) developing appropriate test protocols;
            (iii) analyzing the Tirex Rubber Crumb for its technical and materials properties; (iv) doing competitive testing with other products currently available in the market place; and (v) working with potential users, focusing on using Tirex Rubber Crumb to reduce their material costs.

      (b) In January of 1997, the Company began exploratory activities respecting the feasibility of marketing the TCS-1 Plant in Europe and Asia. In connection therewith, Alan Crossley, as the Company's European Market Development Consultant, through his firm, Gapco, Inc., conducted market studies respecting the feasibility of marketing TCS-1 Plants in the Iberian Peninsula and in India.

            The Iberian study indicated that Spain constitutes a sizeable market both in terms of scrap tires requiring elimination or disposal and in terms of rubber crumb utilization. According to the study, Spain's tire disposal industry is presently dominated by landfilling practices due to the abundance of land useable as landfill sites and the relatively low short term costs associated with this method of tire disposal. Another popular method of tire disposal in Spain is incineration although this method has been associated with problems ranging from cost inefficiency to causing air pollution. Generally, the present circumstances in Spain regarding tire disposal have been acknowledged to be environmentally unsatisfactory resulting in pressure to develop alternative disposal methods. The study concludes that none of the methods of tire disposal presently in use in Spain are technically satisfactory or cost efficient. It indicates that several alternative solutions to Spain's tire disposal problems are under development and that although there exists the potential for substantial competition in the tire disposal industry in the future there is no such competition at the present time. At present, the Company is not aware of any potential competitor in Spain having a tire disposal system comparable to the TCS-1 Plant, although no assurance can be given that this is in fact the case. A substantial portion of the study was also devoted to assessing the market in Spain for rubber in general and recycled rubber crumb in particular. Spain is a net importer of all the types of rubber raw material it uses and consequently, the study concluded that Spain's rubber industry should be particularly receptive to new sources of cheaper raw materials. The study indicated that marketing efforts in Spain for rubber crumb should be directed at tire manufacturers, users of rubber crumb and other tire by-products, waste processors and government organizations responsible for waste disposal. It concluded that any entry strategy for a TCS-1 Plant in Spain would be dependent upon identifying potential purchasers of Tirex rubber crumb, but that this could be done only after the TCS-1 Plant is capable of producing a reliable supply of homogeneous product.

            In or about July 1997, the Company commenced European market development activities aimed at positioning the Company to Market TCS-1 Plants, Rubber Crumb, and Related Products in Europe. These activities included appointing Alan Crossley as Managing Director of European Market Development and opening a sales office in Madrid for the purpose of promoting and developing a market for TCS-1 Plants and for the rubber crumb expected to be produced from the operation of such Plants. Mr. Crossley's activities also included researching and evaluating current developments in European production and consumption, national and regional policies, and international trade of used tires. Results from European marketing activities, conducted subsequent to the completion of the Iberian market study, appear to indicate that landfill bans, producer responsibility, and management of integrated waste tire collection systems are the priority items in the recommendations of the European Economic Union's European Commission - Environmental Council. To this end, Germany, the United Kingdom and other areas in northern Europe are currently implementing, and, for the near future, are expected to continue to implement, the recycling directives of the European Economic Union substantially ahead of areas in southern Europe. As a result, the Company had decided to move its European marketing efforts to London. The Company believes it will be able to do so during the current fiscal year.

      (c) Since April, 1998, the Company has been engaged in market research activities respecting the feasibility of using rubber crumb in thermoplastic elastomer compounds in the United States and Canada. Such activities included retaining Robert Eller and Associates Inc. a consulting firm specializing in rubber industry, to identify thermoplastic applications that can incorporate Tirex Rubber Crumb in significant (30 to 60 percent) quantities as a raw material. The Company has also retained MD Technologies, a Quebec research and development laboratory with expertise in rubber and plastics formulations, to develop formulations for the low end thermoplastics products such as flooring, construction and road and athletic surface applications. Robert Eller and Associates has not yet completed its final report.

      In November 1997, the Company also began working with a consultant who had expertise and substantial business and marketing experience and contacts in and around Puerto Rico in connection with: (i) market development in the Southeastern United States and the Caribbean and (ii) assistance in developing and implementing a business plan designed to expand the Company's business to include participating, through joint ventures, or otherwise, in the recycling of scrap tires into useable crumb rubber and other saleable byproducts. For a discussion of compensation arrangements with such consultant, reference is made to Item 5 of this Report, the subtopic, "Sales of Unregistered Securities - Securities Issued As Compensation Under Written Consulting Agreements". As a result of such consultant's efforts, in the spring of 1998, the Company entered into negotiations for a joint venture (the "Proposed P.R. Joint Venture") with a group of persons who have knowledge of the operation of business enterprises in Puerto Rico and who believe that they have the ability to, establish and develop contacts between the Company and government agencies in Puerto Rico with respect to the establishment and operation of one or more TCS-1 Plant equipped scrap tire recycling plants in Puerto Rico. It was intended that the prospective joint venture partners would devote their efforts and expertise to: (i) obtaining all required licenses, permits, and available Puerto Rican government incentives, grants and aids needed to establish and develop the business of Tirex PR and the operations of the Tirex PR Plant; (ii) assisting the Company in locating and obtaining private and/or government agency debt financing, grants, and tax credits, as available, to capitalize the Proposed PR Joint Venture and to provide working capital for the establishment and development of its business and operations; (iii) locating appropriate plant sites; and (iv) establishing and developing contacts between the Proposed P.R. Joint Venture and potential customers for the crumb rubber and other products to be produced by the operations of such scrap tire recycling plants. The present status of the Proposed P.R. Joint Venture is that negotiations are continuing with the potential partners, but that no final decisions have been reached as of yet. The Proposed P.R. Joint Venture continues to be of interest to the Company. It is hoped that agreement can be reached on terms acceptable to the Company during the third or fourth quarters of the 1999 calendar year. However, as at the date hereof, management is unable to give any assurance that any joint venture or other operations in Puerto Rico will result from these efforts.

      The Company can make no assurances with respect to the success of its distribution strategy. Furthermore, the Company has limited resources to achieve the distribution of its products and no assurances can be given that the Company will not require additional financing, which may not be available, to achieve such objective.

Government Regulation

      While the Company's equipment manufacturing operations may not be directly subject to extraordinary government regulations, the Company's continuing research and development activities, and the operation of the Montreal T.A.P. Plant will involve, to varying degrees and for varying periods of time, the storage of scrap tires which may subject the Company to stringent environmental regulations.

      The TCS-1 Plant is a "closed loop" system which does not use any chemicals, solvents, gases or other substances which could result in emissions of any kind from the operation of the Plant. Furthermore, to the best of the Company's knowledge, operation of the TCS-1 Plant will not result in the emission of air pollutants, the disposal of combustion residues, the storage of hazardous substances (as is the case with other tire recycling processes such as pyrolysis), or the production of any significant amounts of solid waste which would have to be landfilled. However, the operation of a TCS-1 Plant will involve, to varying degrees and for varying periods of time, the storage of scrap tires which, with their size, volume and composition, can pose potentially serious environmental problems. While the Company does not believe that such storage will normally involve quantities of tires so large or storage periods so extensive as to constitute the "stockpiling" of scrap tires, it should be noted that stockpiling, should it occur, could constitute a particularly serious environmental problem. Among the numerous problems relating to scrap tires, is that when stockpiled above ground, tires create serious fire, public health, and environmental hazards ranging from fires, which generate large and dense clouds of black smoke and are extremely difficult to extinguish, to the creation of vast breeding grounds for mosquitoes and vermin.

      As a result, many states have either passed or have pending legislation regarding discarded tires including legislation limiting the storage of used tires to specifically designated areas. The Company and other operators of TCS-1 Plants will therefore be subject to various local, state, and federal laws and regulations including, without limitation, regulations promulgated by federal and state environmental, health, and labor agencies. Establishing and operating a TCS-1 Plant for tire recycling will require numerous permits and compliance with environmental and other government regulations, on the part of the Company's customers, both in the United States and Canada and in most other foreign countries. The process of obtaining required regulatory approvals may be lengthy and expensive for both the Company and for its TCS-1 Plant customers. Moreover, regulatory approvals, if granted, may include significant limitations on either the Company's or its customer's operations. The EPA and comparable state and local regulatory agencies actively enforce environmental regulations and conduct periodic inspections to determine compliance with government regulations. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, seizure or recall of products, operating restrictions, and criminal prosecutions.

      Compliance with applicable environmental and other laws and regulations governing the business of the Company, and of all TCS-1 Plant Operators, may impose financial burdens that could adversely affect the business, financial condition, prospects, and results of operations, of the Company. Such adverse affects could include, but may not be limited to, the burden of compliance with laws and regulations governing the installation and/or operation of TCS-1 Plants discouraging potential customers from purchasing a TCS-1 Plant. Actions by federal, state, and local governments concerning environmental or other matters could result in regulations that could increase the cost of producing the recyclable rubber, steel, and fiber which are the by-products from the operation of the TCS-1 Plant and make such by-products less profitable or even impossible to sell at an economically feasible price level.

      The Company believes that existing government regulations, while extensive, will not result in the disability of either the Company or its TCS-1 Plant customers to operate profitably and in compliance with such regulations. However, since all government regulations are subject to change and to interpretation by local administrations, the effect of government regulation could conceivably prevent, or delay for a considerable period of time, the development of the Company's business as planned and/or impose costly new procedures for compliance, or prevent the Company or its TCS-1 customers from obtaining, or affect the timing of, regulatory approvals. Actions by federal, state, and local governments concerning environmental or other matters could result in regulations that could therefore increase the cost of producing the recyclable rubber, steel, and fiber which are the by-products from the operation of the TCS-1 Plant and make such by-products less profitable or even impossible to sell at an economically feasible price level, which could result in the
Company's or its TCS-1 customers' businesses being less profitable, or unprofitable, to operate. Continually changing government compliance standards and technology, could also affect the Company's future capital expenditure requirements relating to environmental compliance. Likewise, the burden of compliance with laws and regulations governing the installation and/or operation of TCS-1 Plants could discourage potential customers from purchasing a TCS-1 Plant which would adversely affect the Company's business, prospects, results, and financial condition. As a result, the business of the Company could be directly and indirectly affected by government regulations.

      The Company believes that it will be able to operate in compliance with such regulations. In this regard it has retained environmental attorneys in Montreal to advise it with respect to compliance with local environmental regulations. It has also engaged a consultant to advise purchasers of its TCS-1 Plants with respect to compliance with local environmental regulations applicable to the installation and operation of the TCS-1 Plant. Even prior to the initiation of operations at the Montreal T.A.P. Plant, the Company has made, and will continue to make expenditures relating to environmental compliance because at least a limited amount of storing and processing of tires has been required for testing of the first TCS-1 Plant at the Montreal facility.

      Specifically, with respect to the Montreal T.A.P. Plant, local ordinances require that scrap tires be stored indoors, under certain conditions including proper segregation of tires and adequacy of sprinkler systems and other fire code requirements. In order to comply with such regulations, the Company has installed adequate sprinkler systems and dedicated segregated areas of its Montreal facility to the storage of tires in manageable piles. In connection therewith, the Company's plans respecting the use of the building for the storage of tires has been submitted to the Montreal Building Department (the "Building Department"). In response, the Company has been requested to submit more detailed specifications, drawn up by a certified architect, respecting the construction of the outside walls of the building, so that the Building Department can determine whether they comply with the applicable portions of the fire code. The Company has retained a certified architect to draw up the required plans, but is not able to state at this date, whether the construction is adequate in its present state or whether reinforcements will be required, and if required, what the total cost of such reinforcements will be. To date, the Company has expended approximately Cdn$40,000 or US$28,000 on capital expenditures relating to environmental compliance. However, in addition to the above noted possibility of mandated changes to the building in order to bring it into conformance with fire regulations, the inception of equipment manufacturing and TCS-1 Plant operations, together with continually changing compliance standards and technology, may affect the Company's future capital expenditure requirements relating to environmental compliance.

ITEM 2.  DESCRIPTION OF PROPERTY

Corporate Headquarters

      The Company's corporate headquarters are located at 740 St. Maurice, Suite 201, Montreal, Quebec, H3C 1L5. The Company occupies a 1988 square foot suite in a modern office building located in the commercial and business district of South West Montreal. All of such facility is devoted to executive offices, reception, and conference areas including six executive offices. The Company occupies these premises under a three-year lease, dated June 23, 1997, (expires on June 30, 2000) with Les Immeubles 740 Saint-Maurice Inc. The lease provides for monthly rental payments of Cdn$2,825 (approximately US$2,034). Rental payments are inclusive of all taxes, utilities, and any other applicable fees or charges. The lease is renewable for an additional three years at market rates then prevailing.

Research and Manufacturing Facility

      On February 17, 1998, the Company entered into a five-year term lease (the "Tri-Steel Lease") with Tri-Steel Industries Inc. ("Tri-Steel"), effective as of March 1, 1998 for a 90,000 square foot research and manufacturing facility on a completely fenced 180,000 square foot contiguous lot located at 3828 Saint Patrick Street and 2200 Pitt Street in Montreal, Canada. The facility is a concrete and reinforced steel structure consisting of three completely integrated areas, including:

      (a) a 40,000 square foot reinforced concrete and galvanized structural steel, area, with a reinforced concrete floor and a mezzanine, which was constructed in 1941. Approximately 800 square feet will be dedicated to administrative offices, a reception area, and a conference room. The balance of this structure will be used for fabrication of TCS-1 Plants and ancillary equipment;

      (b) a 20,000 square foot area constructed of galvanized structural steel, one-story (thirty to forty feet) in height, with a concrete floor, added at or around 1982. This structure will be used for test operations of the TCS-1 and further development and improvements thereon.

      (c) a 30,000 square foot area constructed of galvanized structural steel with a dirt floor, constructed at or around 1986, to be used for warehousing purposes.

      When the Company entered into the Tri-Steel Lease, the facility was in excellent repair and was well suited to the requirements of the Company for the purpose of manufacturing TCS-1 Plants. The only improvement required at that time, was an updated fire suppression system in compliance with the local Montreal fire code respecting the storage of rubber product. However, the planned expansion of the Company's activities to encompass the operation of a TCS-1 Plant and the manufacture of finished products out of the rubber crumb produced thereby, has necessitated additional modifications and renovations to the building. These have included the installation of the new fire suppression system noted above and new lighting, heating, electric, and ventilation systems, as well as the construction of new concrete and asphalt floors, garage doors, and loading docks. The aggregate cost of the foregoing improvements, together with the cost of a six thousand pound forklift, is approximately US$300,000, US$100,000 of which have already been paid by the Company. The Company expects all of the foregoing renovations and improvements to be completed in or before June 1999.

      A Canadian National Railway spur terminates within the building which has both entrance and exit railway track openings. In addition, the facility has two additional "drive-through" entrance ways which accommodate trucks and tractor trailers for indoor loading and unloading, as well as an extensive (30,000 square foot) covered outdoor parking and loading area, which can also be used for protected outdoor storage. The facility comes equipped with three 5-ton overhead bridge cranes, each one spanning 50-60 feet cranes. All utilities (electricity, gas, heat, and water) are in place and in working order.

      The Facility is situated, adjacent to an interstate highway and a Canadian National Railway line in an industrial area located approximately two miles from the principal downtown Montreal business center and the Company's executive headquarters.

      The Tri-Steel Lease provides for rental payments, as follows: (i) year-one (commencing March 1, 1998): Cdn$10,000 per month (approximately US$7,000); (ii) year-two: Cdn$20,000 per month (approximately US$14,000); and (iii) years-three, four, and five: Cdn$25,000 per month (approximately US$17,500 US ). Quebec sales taxes ("QST") and (Canadian) Government sales taxes ("GST") are also payable by the Company on all rental payments. Management believes that under present regulations, these taxes are either refundable to the Company or are available as reductions of required remissions of sales taxes collected on sales made to other taxable Canadian entities. It is estimated that year-one sales taxes will aggregate to approximately 15% of all rental payments made. The Company's present sales tax status is such, however, that QST and GST payments will be refunded to it by the government. The Company is obligated to pay additional costs, including all fuel and utility charges, real estate taxes. The Lease requires the company to carry insurance on the premises for not less than CA $4,000,000 (approximately $2,800,000 US) and public liability insurance for not less than CA $3,000,000 (approximately $2,100,000 US). The Company estimates that the aggregate amount of such additional costs will be approximately CA $10,265 (approximately $7,153 US) for temporary coverage for the first year of the lease.

ITEM 3.  LEGAL PROCEEDINGS

Settlement of Great American Matter

      On November 12, 1998, the Company entered into a settlement agreement by and among Great American Commercial Funding Corp ("Great American"), the Company, and a third party unrelated to the Company, who also had business dealings with Great American. The matter between Great American and the Company, to which the said settlement agreement pertains, is an action which had been commenced by Great American on June 18, 1997 in the United States District Court for the District of New Jersey, entitled Great American Commercial Funding Corp. vs. Tirex America Inc. The action arises out of a certain placement fee agreement (the "Placement Fee Agreement"), executed by the Company in February of 1996, under which the Company, among other things, undertook to pay the Great American a placement fee in the amount of $250,000 and to grant to the plaintiff an option to acquire 400,000 shares of the company's common stock, at a price of $0.01 per share, in the event, and only in the event, that Great American succeeded in obtaining financing acceptable to the Company. Although the amount and terms of the "financing" were not mentioned in the documents, it was clearly understood by the parties that the Company was then seeking to obtain, and that the agreement contemplated, financing in an amount (assumed necessarily to be in the multi-million dollar range), adequate to fund the design and development of the TCS-1 Plant and to enable the Company to initiate manufacturing such Plants on a commercial basis. Great American claimed that it had fulfilled its obligations under the said Placement Fee Agreement by introducing to the Company a firm which was engaged in the business of equipment lease financing and which the Company subsequently introduced to one of its prospective TCS-1 Plant purchasers. Such purchaser ultimately entered into a lease financing arrangement with such firm, pursuant to which the Company was able to obtain some limited amounts of pre-delivery funds. It was the Company's position that the advances made to the Company pursuant to such lease-financing arrangement did not in any way constitute the type of financing contemplated by the parties or the Placement Fee Agreement and that the Company had no financial obligation to Great American pursuant thereto. The Company filed an Answer denying any liability to the plaintiff in light, among other things, of the foregoing facts, and asserting, among other things, that: (i) the agreement was induced by plaintiff's material misrepresentations; (ii) enforcement thereof would be clearly unconscionable under the circumstances; (iii) plaintiff never introduced the Company to any third party which was ready, willing, and able to produce the type of financing which the plaintiff knew the Company was seeking and needed; and (iv) the so-called "placement fee agreement" was merely an offer for a unilateral contract which was terminated or revoked, and notice of such revocation was timely communicated to plaintiff before it rendered any substantial performance in reliance upon the offer.

      In fulfillment of the terms of the Great American Settlement Agreement, the Company paid to Great American the sum of $32,500 in cash and issued to Great American and its attorneys, Kuritsky, Giasullo and Messina, one-year options to purchase an aggregate of up to fifty thousand shares of the Company's unregistered common stock at a price of $0.20 per share.

Settlement of Nais Corporation Matter

      Effective, December 18, 1998, the Company and the Nais Corporation ("NAIS") settled an action (the "NAIS Settlement Agreement") brought by NAIS on May 27, 1998 against the Company in the U.S. District Court for the Southern District of New York. This action was based upon a financial consulting agreement (the "NAIS Agreement"), dated May 3, 1997, between NAIS and the Company. The Complaint alleged that the Company failed to comply with certain compensatory arrangements contained in the said NAIS Agreement and sought relief by way of immediate registration of 5,231,092 shares of the Company's common stock issued to NAIS as compensation (the "NAIS Shares") and damages in the amount of

$630,000. The Company filed an Answer and Counterclaim, dated July 27, 1998, denying any liability to NAIS and alleging, among other things, that: (i) NAIS failed to perform; and (ii) NAIS made material misrepresentations regarding its expertise and ability to perform in order to induce the Company to enter into the NAIS Agreement.

      In fulfillment of the terms of the NAIS Settlement Agreement, NAIS returned 500,000 NAIS Shares to the Company, gave to Terence C. Byrne, the chairman of the board of directors and chief executive officer of the Company, a voting proxy respecting the remaining 4,731,092 NAIS Shares, NAIS's right to have any of the NAIS Shares registered by the Company was rescinded, and NAIS's right to sell any of the NAIS Shares is limited to sales made in compliance with Rule 144 of the General Rules and Regulations of the Securities Act of 1933, as amended ("Rule 144"), on a limited basis only, with not more than 200,000 NAIS Shares saleable per thirty-day period during the period (the "Restricted Period") ending at the earlier of: (i) six months following the effective date of a registration statement filed by the Company with the SEC on May 21, 1998; or (ii) August 11, 1999. Following the Restricted Period, sales of Nais Shares will be governed by normal Rule 144 requirements. At no time will any of the NAIS Shares be eligible for sale under Paragraph (k) of Rule 144 which, among other things, would allow for the sale of stock without regard to the volume limitations and manner of sale restrictions otherwise imposed by Rule 144. The NAIS Settlement Agreement did not provide for any damages to be paid by either party.

Threatened Litigation with Dr. Laura Gabiger

      On November 18, 1998, attorneys for Dr. Laura Gabiger advised the Company that they had been authorized by Dr. Gabiger to file suit against the Company for breach of contract. It is the position of the Company that it has no obligations whatsoever to Dr. Gabiger and, moreover, that Dr. Gabiger should return compensation paid to her in stock and in cash, for services which she was either unwilling or unable to render to the Company. This matter arises out of a consulting agreement, dated June 18, 1997, between the Company and Dr. Laura Gabiger (the "Gabiger Agreement"). The Gabiger Agreement provided for a term of three years, commencing on July 1, 1997, and compensation at the annual rate of $96,000 during the first two years and at an annual rate of $58,000 during the third year. The Agreement provided further that thirty percent (30%) of such compensation would be paid in cash and seventy percent (70%) would be paid in shares of the Company's common stock. On July 7, 1997, the Company issued to Dr. Gabiger 263,529 shares of its common stock, which covered the Company's stock compensation obligations for the entire first year of the Gabiger Agreement. In addition, between October 1997 and June 1998, the Company paid Dr. Gabiger a total of $28,800, representing the full amount of cash compensation due to her for that period. It is the Company's position that any suit which Dr. Gabiger would bring against the Company for breach of the Gabiger Agreement would be completely without merit and that, should such suit be brought, the Company would defend it vigorously and bring a counter suit against Dr. Gabiger for the return of monies and stock paid to her in advance, for failure to perform in accordance with the terms and conditions of the Gabiger Agreement. As of March 3, 1999, the Company had received no further communications from Dr. Gabiger with respect to this or any other matter.

      The Company is unaware of any other pending or threatened legal proceedings to which Company is a party or of which any of its assets is the subject. No director, officer, or affiliate of the Company, or any associate of any of them, is a party to or has a material interest in any proceeding adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the fiscal year ended June 30, 1998, no matters were submitted to a vote of the shareholders of the Company.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock, is traded on a limited basis in the over-the-counter market and quoted on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the "OTC Bulletin Board"). The following table sets forth representative high and low bid prices by calendar quarters as reported in the OTC Bulletin Board during the last two fiscal years and the subsequent interim period through February 12, 1999. The level of trading in the Company's common stock has been limited and the bid prices reported may not be indicative of the value of the common stock or the existence of an active market. The OTC market quotations reflect inter-dealer prices without retail markup, mark-down, or other fees or commissions, and may not necessarily represent actual transactions.

                                                           Bid Prices
                  Period                                  Common Stock
                  ------                                  ------------

       Fiscal Year Ended June 30, 1997               Low               High
                                                     ---               ----

          September 30, 1996                        $0.19             $0.45
          December 31, 1996                          0.13              0.44
          March 31, 1997                             0.23              0.58
          June 30, 1997                              0.18              0.44


       Fiscal Year Ending June 30, 1998

          September 30, 1997                        $0.13             $0.4375
          December 31, 1997                          0.20              0.37
          March 31, 1998                             0.19              0.39
          June 30, 1998                              0.23              0.375


       Fiscal Year Ending June 30, 1999

          September 30, 1998                        $0.12             $0.30
          December 31, 1998                          0.10              0.28
          March 31, 1999*                            0.15              0.25

---------
* Through February 12, 1999.

Shareholders

      As of February 4, 1999, the number of holders of record of the Company's common stock, $.001 par value, was 450.

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

Sales of Unregistered Securities

      The following sets forth information respecting the dates, purchasers, and consideration respecting sales of common stock by the Company without registration under the Securities Act of 1933, as amended (the "Securities Act") during the fiscal year ended June 30, 1998, and not previously reported in a quarterly report on Form 10-Q.(4)

Sales to Executive Officers in Respect of Services Rendered

      As discussed extensively, below, in the footnotes to the Summary Compensation Table, which appears in Item 10 of this Report, "Executive Compensation - Current Remuneration" and in Item 12 of this Report, "Certain Relationships and Related Transactions - Issuance of Stock in Lieu of Salaries and Consulting Fees", during the fiscal year ended June 30, 1998, the Company had available financial resources to meet only part of its salary obligations to its executive officers and its corporate and securities counsel, and to reimburse such persons for out-of-pocket disbursements made by them for the account, or on behalf, of the Company. As a result, such persons accepted unregistered shares of the Company's common stock, valued, for this purpose only, at fifty percent of the average of the bid and ask prices for of stock as traded in the over-the-counter market and reported in the electronic bulletin board of the NASD, as follows:

      On April 15, 1998, in consideration of unpaid executive services and unreimbursed expenses rendered under the terms of their respective employment agreements and paid by such persons for the account and on behalf of the Company, during the four-month period which commenced on December 1, 1997 and ended on March 31, 1998, Tirex issued shares of its common stock to its four executive officers and its corporate counsel. These issuances were valued at $0.1399 per share, which value was equal to 50% of the average of the bid and ask price for the common stock during the period when such unpaid

---------
(4) For information respecting sales of unregistered shares of its common stock made by the Company during the first three quarters of fiscal 1998, reference is made to the disclosure thereof contained in Part II, Item 2. "Changes in Securities" contained in the Company's quarterly reports on Forms 10-QSB for the quarters ended September 30, 1997, December 31, 1997, and March 31, 1998.

salaries   and   expenses   were   earned  and   incurred,   as  traded  in  the
over-the-counter market and quoted in the OTC Bulletin Board, as follows:

                                          Amount of              No. of
                                       Salary & Expenses         Shares
              Name                          Owed                 Issued
              ----                          ----                 ------

        Terence C. Byrne                  $59,183                423,038
        Frances Katz Levine                45,191                323,023
        Louis V. Muro                      33,200                237,312
        John L. Threshie, Jr.               6,167                 44,081
        Vijay Kachru                        9,450                 67,548

      On April 15, 1998, the Company issued shares of its common stock in order to correct an error, made on December 15, 1997 in the price at which shares were issued to four of its executive officers and its corporate counsel in consideration of unpaid executive services and unreimbursed for the five-month period which commenced on July 1, 1997 and ended on November 30, 1997. The December 15, 1997 error consisted of issuing shares at a value of $.275 per share, which value was equal to the average of the bid and ask price for the Common Stock during the period when such unpaid salaries and expenses were earned and incurred. It is the policy of the Company, and the board of directors had approved, that shares issued for such purposes should be valued of 50% of market value. Therefore the shares should have been issued at a value of $.1375 per share instead of $.275 per share. Accordingly, on April 15, 1998, the Company authorized the issuance of additional shares to correct such error, as follows:

======================================================================================
        Name              No. Of Shares     No. of Shares Which   No. of Shares Issued
                       Erroneously Issued     Would Have Been     On April 15, 1998 to
                       at $.275 per Share   Correctly Issued at     Correct Dec. 15,
                                                  $0.1375             1997 Error
--------------------------------------------------------------------------------------
   Terence C. Byrne          336,353              672,705              336,352
--------------------------------------------------------------------------------------
    Louis V. Muro            151,309              302,618              151,309
--------------------------------------------------------------------------------------
John L. Threshie, Jr.         19,756               39,512               15,512
--------------------------------------------------------------------------------------
    Vijay Kachru              47,691               95,382               47,690
--------------------------------------------------------------------------------------
 Frances Katz Levine         206,379              412,758              206,379
======================================================================================

      On April 20, 1998, in consideration of unpaid executive services and unreimbursed expenses rendered under the terms of his employment agreements and paid by him for the account and on behalf of Tirex, during the six-month period which commenced on July 15, 1997 and ended on December 31, 1997, the Company issued 597,966 shares of its common stock to Alan Crossley, the Company's Managing Director of European Market Development. For purposes of such issuance, the shares were valued at $0.1475 per share, which value was equal to 50% of the average of the bid and ask price for the common stock during the period when such unpaid salary and expenses were earned and incurred, as traded in the over-the-counter market and quoted in the OTC Bulletin Board.

      Securities Issued as Compensation Under Written Employment Agreements

      On April 20, 1998, in consideration of executive services rendered under the terms of his employment agreement and unreimbursed expenses paid by him for the account and on behalf of the Company, during the six -month period which commenced on July 1, 1997 and ended on December 31, 1997, the Company issued 597,966 shares of its Common Stock to Alan Crossley, the Company's Managing Director of European Market Development. For purposes of such issuance, the shares were valued at $0.1475 per share, which value was equal to 50% of the average of the bid and ask price for the common stock during the period when such unpaid salary and expenses were earned and incurred, as traded in the over-the-counter market and quoted in the OTC Bulletin Board.

      On or about July 28, 1998 the Company issued an aggregate of 4,095,057 shares of its common stock to Louis Sanzaro, Jean Frechette and Scott Rapfogel pursuant to their respective employment agreements with the Company. The foregoing issuances comprised 3,000,000 shares to Mr. Sanzaro, 1,000,000 shares to Mr. Frechette and 95,057 shares to Mr. Rapfogel.

      The 3,000,000 shares issued to Mr. Sanzaro, in connection with his agreement to serve as the Company's vice president in charge of operations and chief operating officer, were issued in consideration for Mr. Sanzaro's agreeing to discontinue his other business activities in order to enter into such employment agreement (500,000 shares) and in consideration for Mr. Sanzaro's release of rights to serve as a distributor of TCS-1 Plants in North America or to receive commissions in connection with sales of TCS-1 Plants made by the Company in North America (2,500,000 shares). The 1,000,000 shares issued to Mr. Frechette constituted a signing bonus which was issued in consideration for Mr. Frechette's agreeing to discontinue his other business activities in order to enter into an employment agreement with the Company and TCCI whereby Mr. Frechette agreed to serve as the president and chief operating officer of TCCI. The 95,057 shares issued to Mr. Rapfogel were issued in lieu of $12,500 in salary due to Mr. Rapfogel under the terms of his employment agreement with the Company whereby he agreed to serve as the Company's Assistant U.S. Corporate and Securities Counsel. For purposes of such issuance, the stock was valued at 50% of the average bid and ask price for the Company's common stock during the period in which such stock was earned.

      Issuance of Stock in Consideration for Financial Accommodations

      On or about July 9, 1998, the Company authorized the issuance of 4,000,000 shares of its common stock to Terence C. Byrne, the chairman of the board of directors and CEO of the Company and 2,000 shares of its common stock to Frances Katz Levine, formerly the secretary and a director, and presently chief corporate and US securities counsel of the Company. Such issuances were made in consideration of financial accommodations made by such persons for the benefit of the Company including, but not limited to, the following: since January of 1995, on behalf, and for the benefit, of the Company and without any cash compensation therefor, Terence C. Byrne, the chairman of the board of directors and CEO of the Company and Frances Katz Levine, formerly the secretary and a director, and presently corporate and US securities counsel of the Company, had made substantial financial accommodations and had put themselves at significant financial risk, including, but not limited to the following: Mr. Byrne's; (i) having made personal loans to the Company, including a loan in the amount of $102,000 made in January of 1998; (ii) having been personally responsible for all credit card debt of the Company, covering all travel, entertainment, and significant day-to-day operating expenses of the Company; (iii) being the co-guarantor of all bank debt of the Company and its subsidiaries; and (iv) being the co-guarantor on all equipment leases of the Company; and Ms. Levine having for a continuous period of three and one-half years, provided, rent-free and with no charge for the costs of utilities, a fully-equipped law office, dedicated solely and exclusively to the requirements of the Company and throughout such period, having paid, without any cash reimbursement ever having been made to her, all costs and expenses incurred by the Company in connection with its legal service requirements, including but not limited to: (i) telephone charges (ii) office furnishings, equipment, and supplies; (iii) Federal Express and other postage; and (iv) secretarial and clerical staff salaries.

      Securities Issued As Compensation Under Written Consulting Agreements

      On April 13, 1998, the Company issued to Alan Epstein an option to purchase 1,500,000 shares of the Company's common stock at a price of $.001 per share, as total compensation under the terms of a Puerto Rican Market Development and Business Consulting Agreement, dated April 13, 1998 between the Company and Mr. Epstein (the "Epstein Consulting Agreement"), which agreement was made retroactively effective as of November 1, 1997, the approximate date when Mr. Epstein began his market development activities in Puerto Rico . On April 14, Mr. Epstein exercised the said option and the Company authorized the issuance thereof on April 15, 1998.

      On April 1, 1998, the Company entered into a consulting agreement (the "SCT Agreement") with Security Capital Trading, Inc. ("SCT"), a financial consulting firm, and pursuant thereto: (i) issued to SCT stock purchase warrants (the "SCT Warrants") to purchase a total of 2,000,000 shares of the Company's common stock at exercise prices of $.25 per share for the first 666,666 shares, $.40 per share for the next 666,666 shares, and $.50 per share for the remaining 666,667 shares. The Company has the shares issuable upon the exercise of the SCT Warrants in a registration statement on Form SB-2 which was filed with the Securities and Exchange Commission on May 21, 1998.

      On January 28, 1998, the Company entered into a consulting agreement with Louis Sanzaro (the "Consulting Agreement"), who is currently an officer and director of the Company. Compensation for all consulting services rendered by Mr. Sanzaro under the terms of the Consulting Agreement, consisted of the issuance to Mr. Sanzaro of one million (1,000,000) shares of the Company's common stock, 600,000 of which were issued to Mr. Sanzaro on January 30, 1998 and 400,000 of which were issued on or about April 30, 1998.

Securities Issued As Compensation For Goods and Services Rendered

      On April 24, 1998 Hydroco Inc., of Dorval, Quebec ("Hydroco") invoiced the Company for electrical layout goods and services in the aggregate amount of $57,224.94 (Canadian) (approximately $40,057 U.S.). In May 1998, Hydroco agreed to accept payment of $5,000 (Canadian) (approximately $3,500 U.S.) of such amount in common stock of the Company, at a value of $0.23 (U.S.) per share. Pursuant thereto, on or about June 19, 1998, the Company issued an aggregate of 15,152 shares of its common stock to two assignees of Hydroco.

      During the fiscal year ended June 30, 1998, Mila Shvartsman invoiced the Company for services rendered in connection with United States and Canadian patent application filings and various other patent related services in the aggregate amount of $6,513.50. On June 19, 1998, Ms. Shvartsman agreed to accept shares of the Company's common stock, at a value of approximately $0.20 per share, in lieu of a cash payment. Pursuant thereto, on or about such date the Company issued 32,568 shares of its common stock to Mila Shvartsman.

Securities Issued For Waiver of Advance Payment on Lease

      On February 17, 1998 the Company entered into a five year lease with Tri-Steel Industries for a 90,000 square foot research and manufacturing facility located at 3828 Saint Patrick Street in Montreal, Canada. Tri-Steel agreed to accept 388,889 shares of the Company's common stock in consideration of its waiver of its customary requirement that the last two monthly rent payments under a lease be paid at the time of execution of the lease. These 388,889 shares were issued to Tri-Steel on or about June 19,1998.

      The sales discussed above under the subheadings "Sales to Executive Officers in Respect of Services Rendered", "Securities Issued as Compensation under Written Employment Agreements", "Issuance of Stock in Consideration for Financial Accommodations", "Securities Issued as Compensation Under Written Consulting Agreements", "Sales to Non-Affiliated Parties in Respect of Services Rendered" and "Securities Issued in Lieu of Rent" are each claimed to have been exempt from registration under the Securities Act pursuant to Section 4(2) thereof, as more fully described below.

Basis for Section 4(2) Claimed

      With respect to all shares and other issuances of securities made in reliance on Section 4(2):

      (a)   The  Company  did not  engage  in  general  advertising  or  general
            solicitation  and  paid  no  commission  or  similar   renumeration,
            directly or indirectly, with respect to such transactions.

      (b) The persons who acquired these securities are current or former executive officers and directors of the Company, consultants to the Company, and providers of professional or other significant service; Such persons had continuing direct access to all relevant information concerning the Company and/or have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of such investment and are able to bear the economic risk thereof.

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

Sales Made Pursuant to Exemption From Registration Available Under Rule 506 of the Securities Act.

      On April 9, 1998, the Company sold twenty 10% convertible Debentures, each in the principal amount of $25,000 and two million stock purchase options to purchase a like number of shares of common stock at a price of $.001 per share, to two private investors, who had no affiliation with the Company.

These securities were sold as twenty units (the "Type A Units") in a private placement (the "Type A Private Placement", made by the Company between November 5, 1997 and May 11, 1998, through H.J. Meyers & Co., Inc., as placement agent (the "Placement Agent"), at a price of $25,000 per Unit. Each Type A Unit consisted of one 10% Convertible Subordinated Debenture in the principal amount of $25,000 (the "Type A Debentures") and 100,000 warrants (the "Type A Warrants") to purchase a like number of shares of the common stock of the Company (the "Type A Warrant Shares").

      The Type A Private Placement was effected in reliance upon the availability of an exemption from the registration provisions of the Securities Act by virtue of compliance with the provisions of Section 4(2) of the Securities Act and Rule 506 of Regulation D thereof ("Rule 506"). The Type A Units were offered and sold to a limited number of sophisticated investors who understood and were economically capable of accepting the risks associated with a speculative investment, including the complete loss of such investment, and who are "Accredited Investors" within the meaning prescribed by Regulation D and Rule 501 of the Securities Act.

      The 2,000,000 outstanding Type A Warrants are exercisable at a price of $.001 per share. The Type A Debentures are convertible commencing on the day following the effective date of the Company's Registration Statement at a conversion ratio equal to a maximum of 67.5% and a minimum of 61.5% of the closing bid price of the Company's common stock on the trading date immediately preceding the date of the Company's receipt of a notice of conversion. The factors which affect the conversion ratio are discussed, above, in Item 1 of this Report under the caption, "Material Financing Activities - The Type A Private Placement". After December 31, 1999, the Type A Debentures will be redeemable, at the request of the holder, at 125% of the principal amount plus all accrued unpaid interest on the principal amount.

      The 2,000,000 Type A Warrant Shares and the shares of the Company's common stock issuable pursuant to the conversion of the Type A Debentures (the "Type A Debenture Shares"), are being registered by way of inclusion in the Registration Statement.

      Between January 23, 1998 and May 11, 1998, the Company sold 230,000 shares of its common stock and 23 10% convertible Debentures, each in the principal amount of $10,000, to 21 private investors, who had no affiliation with the Company. These securities were sold as 23 units (the "Type B Units"), in a private placement (the "Type B Private Placement", made by the Company between January 20, 1997 and May 11, 1998, through H.J. Meyers & Co., Inc., as placement agent (the "Placement Agent"), at a price of $10,300 per Unit. The Type B Private Placement was a continuance by the Company of a private placement (the "RPM Private Placement") made by RPM Incorporated ("RPM"), which commenced upon the effective date of a merger (the "RPM Merger") of RPM into the Company's wholly-owned subsidiary, Tirex Acquisition Corp. ("TAC"). Each Type B Unit consisted of one 10% Convertible Subordinated Debenture in the principal amount of $10,000 (the "Type A Debentures") and 10,000 shares of the common stock of the Company. The Type B Units were sold in a series of three closings, as follows:

                                          No. Of          No. Of
                 Closing Date           Units Sold      Purchasers
                 ------------           ----------      ----------
               January 23, 1998         8.5 Units           8
               February 19, 1998        5.5 Units           6
               May 11, 1998             9   Unit            7

      The Type B Private Placement was effected in compliance with Rule 506 and the Type B Units were offered and sold only to a limited number of sophisticated investors who understood and were economically capable of accepting the risks associated with a speculative investment, including the complete loss of such investment, and who were "Accredited Investors" within the meaning prescribed by Regulation D and Rule 501 of the Securities Act.

      All of the Type B Debentures were amended prior to the filing of the Registration Statement to provide for: (i) the registration of the shares (the "Type B Conversion Shares") issuable upon the conversion of the Debentures; (ii) the termination of the holder's right to convert the Type B Debentures, effective the day immediately prior to the filing of the Registration Statement, and the commencement of a new conversion period as of the date following the effective date of the said Registration Statement; and (iii) restrictions on the transfer of the Type B Conversion Shares until the first to occur of: (a) six months from the effective date of the Registration Statement, or (b) one year from the date of the issuance of the Debentures. The Type B Debentures are convertible at a ratio of one share for every $0.20 of the principal amount of the Debenture plus interest earned thereon from the date of issuance. The Type B Debentures are redeemable at face value plus all earned interest from the date of issuance on the first to occur of: (i) two years from the issue date or (ii) the completion and closing of a public offering of its securities by the Company.

      Between the last week in March 1998 and May 11, 1998, in a private placement (the "Type C Private Placement") made directly by the Company, with all offers and sales made by officers of the Company, the Company sold an aggregate of 11,760,000 shares of the Company's common stock (the "Type C Shares") at a price of $.10 per share to 57 private investors. The Type C Private Placement was effected in compliance with Rule 506 and the Type C Shares were offered and sold only to a limited number of sophisticated investors who understood and were economically capable of accepting the risks associated with a speculative investment, including the complete loss of such investment, and who were "Accredited Investors" within the meaning prescribed by Regulation D and Rule 501 of the Securities Act.

      The 11,760,000 Type C Shares which were sold are being registered for resale to the public by the holders thereof by way of their inclusion in the Registration Statement.

Basis for Section Rule 506 Exemption Claimed

      With respect sales and other issuances of securities as hereinabove described and claimed to have been exempt from the registration requirements of
Section 5 of the Securities Act pursuant to Rule 506 thereof:

      (a) The Company did not engage in general advertising or general solicitation and paid no commission or similar remuneration, directly or indirectly, with respect to such transaction.

      (b) The Company made reasonable inquiry to determine the investment intent of the purchasers (i.e., to determine that such shares were purchased for investment and without a view to their resale and informed them that an appropriate legend would be placed on certificates or documents evidencing such securities reciting the absence of their registration under the Act and referring to the restrictions on their transferability and resale).

      (c) The purchasers have been provided with, or have access to, all information requested by them and with what the Company believes to be all relevant information concerning the Company, and the Company believes such the purchasers are knowledgeable with respect to the affairs of the Company.

      (d) Each of the Purchasers is an accredited investor, as that term is defined in Rule 501(a) of the Securities Act, and has such knowledge and experience in financial and business matters that he or she is capable of evaluating the merits and risks of such investments and is able to bear the economic risk thereof.

      (e) The Company made no sales of unregistered securities during the six month period preceding the sales made pursuant to Rule 506 except for sales made pursuant to Employee Benefit Plans as that term is defined in Rule 405 of the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

      The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the fiscal years ended June 30, 1997 ("Fiscal 1997"), and June 30, 1998 ("Fiscal 1998"). This discussion also includes events which occurred subsequent to the end of Fiscal 1998 and contains both historical and forward- looking statements. When used in this discussion, the words "expect(s)", "feel(s)","believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures elsewhere in this Report which discuss factors which affect the Company's business, including the discussion at the end of this Management's Discussion and Analysis, under the subcaption "Risk Factors". This discussion should be read in conjunction with the Company's Consolidated Financial Statements, respective notes and Selected Consolidated Financial Data included elsewhere in this Report.

      The Company is in the very early stages of the business of manufacturing its patented cryogenic scrap tire recycling equipment (the "TCS-1 Plant"). It is also currently in the process of establishing and initiating operations in a second business segment which will involve owning and operating, directly or indirectly, on exclusive or joint venture bases, product manufacturing plants which will manufacture finished products out of recycled rubber crumb. The first of such operations will involve the establishment of a rubber mat molding and flocking plant at the Company's Montreal facility for the production of rubber floor mats pursuant to the IM2 Agreement, (see Item 1 of this Report "Existing and Proposed Business - Proposed TCS-1 Plant Operations: Sales of Rubber Crumb and Manufacture and Sale of Finished Products").

      In January 1998, the fully-automated front-end tire preparation module, and in March 1998, the cryogenic tire freezing section of the first full-scale TCS-1 Plant (the "First Production Model") were completed and delivered to OTRP. As discussed in more detail, below, the Company received a total of $880,000 in respect thereof and this Plant is presently installed at the Company's 90,000 square foot Montreal manufacturing facility (see also Item 1 of this Report "Existing and Proposed Businesses - Sales and Marketing - Agreements with Oceans Tire Recycling & Processing Co., Inc.["OTRP"] and Proposed TCS-1 Plant
Operations: Sales of Rubber Crumb and Manufacture and Sale of Finished Products"). All major components of the First Production Model were successfully tested and were operational on a non-continuous running basis by May 1998. In mid-June 1998, the Company initiated the second stage of testing, which consisted of testing all major components and all functions of the First Production Model, individually, on a continuous running basis. By September 1998 (subsequent to the period covered by this Report), results of second stage tests indicated that approximately 85% of the TCS-1 Plant components met all of the Company's specifications. In addition, under continuous testing conditions, certain unanticipated design anomalies were discovered, which required modification. The Company also identified several opportunities for improvements in the original design of the TCS-1 Plant, which the

Company believes will increase economy and efficiency of its operation. In September 1998, the Company retained the Montreal engineering firm of Beaudoin, Hurens and Associates, Inc. ("BHA") to: (i) prepare and/or finalize all design and engineering drawings, operation and technical manuals, and other documentation respecting the TCS-1 Plant; and (ii) make an independent engineering assessment of the Company's findings from its second stage testing of the TCS-1 Plant to verify and authenticate the modifications which were required to assure the Plant's conformity with targeted performance criteria. The Company retained Plasti-Systemes Inc. of Montreal to do all mechanical fabrications required during the final stage of the project. The foregoing modifications, including engineering fees, required previously unbudgeted expenditures in the aggregate amount of approximately $500,000, approximately $250,000 of which had been paid as of December 31, 1998. The required modifications were completed subsequent to the period covered by this Report in December of 1998 on a single fracturing mill and a single freezing tower in the First Production Model. Completion of the second fracturing mill and freezing tower, which will be included therein, is scheduled to occur in April of 1999. Management presently estimates that commencement of full-scale commercial manufacture of TCS-1 Plants will occur in March of 1999.

      The Company will also be required to make additional capital investments and expenditures over the next twelve months in connection with the establishment at the Company's Montreal facility of rubber mat molding operations under the IM2 Agreement. Management estimates that costs for the entire project will aggregate to approximately $925,000. This includes: (i) approximately $325,000 for modifications to the Company's Montreal facility, necessary to accommodate these operations and for materials handling equipment, approximately $168,000 of which had been paid as of December 31, 1998; and (ii) approximately $600,000 to acquire and install a complete rubber mat molding and flocking plant (with the exception of the molds which will be furnished by IM2), approximately $132,000 of which had been paid as of December 31, 1998. The Company plans to use the output of the First Production Model of the TCS Plant in its rubber mat molding operations.

      The First Production Model, which is presently installed at the Company's manufacturing facility, was the subject of a Lease and Purchase Agreement (the "OTRP Agreement") between the Company and Oceans Tire Recycling & Processing Co., Inc. ("OTRP"), a company controlled by Louis Sanzaro, the Company's chief operations officer. The OTRP Agreement called for a total purchase price, for the purchasable components of the Plant, of $1,225,000 and total five-year operating lease payments for the leasable components of the Plant, of $750,000 (see Item 1 of this Report "Existing and Proposed Businesses - Equipment Manufacturing - Sales and Marketing Agreements with Oceans Tire Recycling & Processing Co., Inc."). In December 1997, OTRP and the Company agreed that, to the extent necessary for OTRP to obtain sale and lease-back financing for the front-end module ("Front-End") and for certain parts of the Air Plant portion of the Plant, the said OTRP Agreement would be deemed to be modified, as required for such purpose. OTRP arranged with an equipment financing company for sale and lease financing, pursuant to which: (i) the said financing company purchased the Front-End and certain designated portions of the TCS-1 Plant's Air Plant directly from the Company; and (ii) leased such equipment back to OTRP and/or the OTRP principals. The Company received a total purchase price of $880,000 in respect of the foregoing sales, with irrevocable acceptances and final payments obtained in December 1997 and April 1998, respectively. The Company and OTRP agreed that the remaining provisions of the OTRP Agreement would be deemed to be reformed or rescinded so as to allow ownership of the components of the First Production Model to be transferred, sold, or allocated, as the parties agree will be in their best interests (see Item 1 of this Report, "Existing and Proposed Businesses - Proposed TCS-1 Plant Operations: Sales of Rubber Crumb and Manufacture and Sale of Finished Products" and Item 2, "Description of Property").

      On December 16, 1998, subsequent to the period covered by this Report, the Company entered into two sale and lease-back transactions respecting the single fracturing mill and the single freezing tower contained in the First Production Model. Such transactions were effected by and among the Company,

North Shore Leasing & Funding Inc. ("NLFI"), and Ocean Utility Contracting, Inc. ("OUCI"), a company affiliated with OTRP through common ownership and control. Pursuant thereto, the Company sold the foregoing components to NLFI and NLFI leased them back to OUCI. The Company received an aggregate of $300,000 by way of the purchase prices for the two components. The Company and OUCI have agreed that all of OUCI's rights under the respective leases will be assigned to the Company and the Company will assume all of OUCI's liabilities thereunder (see
Item 1 of this Report "Existing and Proposed Businesses - Sale and Lease-back Transactions"). The Company and OTRP have not yet finalized the structure and ownership of the First Production Model, but it is anticipated that they will each contribute, among other things, the respective portions of the Plant which they own (or lease) and that profits and liabilities from operation of the First Production Model will be divided in proportion to their respective contributions.

      Because of the lengthy delays in the commencement of commercial operations, the Company has also had to, and may in the near future be forced to continue to, cover its overhead costs from sources other than revenues from operations. As at January 15, 1999, the Company estimates that overhead costs, which will be incurred prior to the generation of revenues adequate to cover them, will aggregate to approximately $250,000.

Liquidity and Capital Resources

      The activities of the Company since its formation in 1987 and the inception of its current business in 1993 have been financed by sources other than operations. Such financing was principally provided by the sale of securities in private transactions, including three private placements to a limited number of accredited investors, which the Company completed on May 11, 1998, and which yielded aggregate net proceeds of $2,063,795 (see "The Company - Material Financing Activities"). In total, funds raised by the Company from private sales of its securities are as follows:

                                                  Proceeds From
                  Year Ended                        Sales of
                  June 30th                        Securities
                  ---------                        ----------
                     1998                         $2,063,795
                     1997                            345,391
                     1996                             80,872
                     1995                             22,316
                     1994                            237,430
                     1993                             76,055
                     1990                             80,812
                     1989                             77,000


      During the fiscal years ended June 30, 1997 and June 30, 1998 and the interim six-month period ended December 31, 1998, the Company received additional funding from Quebec and Canadian government grants, loans, loan guarantees and refundable tax credits for purposes of completing the development of the TCS-1 Plant and for the international marketing of such plants (see Item
1. of this Report, "Existing and Proposed Businesses - Canadian Operations - Canadian Financial Assistance - Grants, Loans, and Commitments"). Canadian and Quebec government research and development tax incentives take the form of both tax deductions from otherwise taxable income and tax credits respecting the eligible research and development expenditures of the Company (see "Existing and Proposed Businesses - Canadian Operations"). Insofar as tax credits for scientific research and experimental development are concerned, such credits are offered by both the governments of Canada and of Quebec. The tax credits are calculated as a percentage of research and development expenditures deemed eligible by the Revenue Departments of each government. The percentages vary according to the size of the company (defined according to the asset base and revenues generated by the company), the residency of the majority of the voting control and other factors. In the case of both the provincial and the federal governments, where the amount of the tax credit exceeds other tax liabilities, such as taxes on income and on capital, and subject to certain other conditions which a company meets, the amount of any difference is paid to the company, thus the term, "Refundable Tax Credits". The effective rate of the credit varies from one company to another as a function of a number of factors, not least of which are: (i) the nature of the costs being claimed such as labor costs versus non-labor costs (the credit for labor costs is higher than for non-labor costs); and (ii) the proportion of expenditures which can be attributed to research and development but which are not deemed eligible for the tax credits by their nature. Insofar as the Company is concerned, the tax credits have varied from approximately 25% to 30% of total research and development expenditures, including certain types of expenditures deemed ineligible for tax credits. During the last three fiscal years, virtually all of the activities connected with the development and construction of the First Production Model of the TCS-1 Plant have qualified as expenses eligible for refundable tax credits.

      As a further measure to stimulate research and development, the Quebec Government, through the Societe de developpement industriel du Quebec, a public sector corporation wholly owned by the Government of Quebec, (the "SDI") (a former English version of this name was the Quebec Industrial Development Corporation), has put into place a loan guarantee program (the "SDI Loan Guarantee Program") which provides the SDI's guarantee of repayment of 75% of the amount of bank loans made to companies in anticipation of such companies receiving refundable tax credits. The SDI Loan Guarantee Program therefore enhances a company's ability to borrow from financial institutions up to 75% of the amount of the anticipated tax credit for expenditures already incurred ("Allowable Post-Expenditure Loans"), prior to the receipt of the anticipated tax credit. Alternatively, the SDI Loan Guarantee Program allows companies to borrow, prior to making any expenditures, up to 60% of the amount of the anticipated tax credit based on budgeted expenditures not yet incurred (80% of the amount of an Allowable Post-Expenditure Loan). This provides the cash flow essential to the research and development efforts. In the absence of any tax liabilities, these tax credits have functioned as monetary grants and constituted receivables which were used, prior to their being paid to the Company, to secure conventional bank financing, supported in part by the SDI guarantee noted above.

      In connection with the Refundable Tax Credits, during the first quarter of 1998, the Bank of Montreal ("BOM") approved a loan to the Company of up to Cdn$937,000, or approximately US$655,900 ("the BOM Tax Credit Loan") to be used to pay expenses which would then be eligible for refundable tax credits. As at June 30, 1998, Cdn.$828,230 (approximately US$579,761) had been lent to the Company pursuant to the BOM Tax Credit Loan. Subsequent to the period covered by this Report, during the six-months ended December 31, 1998, the Company borrowed an additional Cdn.$108,770 (approximately US$76,139) under the BOM Tax Credit Loan. As at June 30, 1998 and December 31, 1998, respectively, the outstanding balance payable on the BOM Tax Credit Loan was Cdn$597,820 (approximately US$418,474) and Cdn$502,520 (approximately US$351,764). The BOM Tax Credit Loan was secured by: (i) a first-ranking lien on all of the assets, tangible and intangible, present and future of the Company's Canadian subsidiary, Tirex R&D;
(ii) a lien on the Company's patent for the cryogenic tire disintegration process and apparatus of the TCS-1 Plant; and (iii) personal guarantees of two officers and directors of the Company.

      The SDI, under its above described Loan Guarantee Program, guaranteed repayment of 75% of the BOM Tax Credit Loan ("the SDI Guarantee"). The SDI
Guarantee was secured by a lien on the Company's projected tax credit receivables.

      Borrowings drawn down under the BOM Tax Credit Loan bear interest, from the date the funds are drawn down until the outstanding principal and all accrued and unpaid interest thereon are repaid, at an annual rate equal to the Bank of Montreal Prime Rate (which, for reasons of inter-bank competition, is usually equivalent to Canadian Prime Rate) plus 1.25%. Interest on the outstanding balance of the BOM Tax Credit Loan is due and payable monthly. The outstanding principal amount is repayable upon the Company's receipt of tax credit refunds from the Canadian and/or Quebec tax authorities and the release of the funds by SDI to the Bank of Montreal. During the last three fiscal years, and the six-month interim period ended December 31, 1998, the Company made research and development expenditures, generated tax credit claims, and received funds by way of borrowings under the BOM Tax Credit Loan, as set forth in the following table:


-----------------------------------------------------------------------------------------------------------------------------
      Period          Amount of     Amount of R&D     Amount of Tax       Amount           Amount of Tax         Cumulative
   R&D Expenses          R&D         Expenditures        Credits         Borrowed         Credit Received       Outstanding
  Were Incurred      Expenditures   Eligible for      Estimated by       Against                                 Balance of
                       Incurred      Tax Credits       BOM and SDI      Estimated                              Loan as at End
                                                                        Tax Credits                              of Period
-----------------------------------------------------------------------------------------------------------------------------
July 1, 1995 to          -0-             -0-               -0-             -0-                 -0-                  -0-
June 30, 1996
-----------------------------------------------------------------------------------------------------------------------------
July 1, 1996 to     Cdn$1,576,761   Cdn$1,576,761      Cdn$579,305         -0-(1)              -0-(2)               -0-
June 30, 1997
-----------------------------------------------------------------------------------------------------------------------------
July 1, 1997 to     Cdn$2,723,443   Cdn$2,723,443      Cdn$982,113      Cdn$828,230(1)     Cdn$307,208(2)       Cdn$597,820
June 30, 1998
-----------------------------------------------------------------------------------------------------------------------------
Interim Period      Cdn$1,167,892        (3)               (4)          Cdn$108,770(1)     Cdn$245,517(5)       Cdn$502,520
July 1, 1998 to                                                                                 (6)
December 31, 1998
-----------------------------------------------------------------------------------------------------------------------------

Notes to this table appear on the following page.

      (1) Prior to June 30, 1998, the Company received three disbursements from the BOM in the aggregate amount of Cdn$828,230 (approximately US$579,761) with the first of these disbursements received on January 30, 1998. These amounts were based upon estimated tax credit receivables in the following amounts: (i) Cdn$579,305 (approximately US$405,514) for research and development expenditures made by the Company during the fiscal year ended June 30, 1997; and (ii) a portion of the Cdn$982,113 (approximately US$687,479) for research and development expenditures made by the Company during the fiscal year ended June 30, 1998. Subsequent to June 30, 1998, the Company received a further cash disbursement of Cdn$108,770 (approximately US$76,139), in respect of eligible tax credit expenditures incurred prior to June 30, 1998, effecting the complete draw down of the entire authorized loan amount of Cdn$937,000 against tax credit receivables for the cumulative period ended June 30, 1998.

      (2)   All  funds by way of Tax  credits  received  by the  Company  during
            fiscal  1998  were   attributable   to  research   and   development
            expenditures made by the Company during fiscal 1997.

      (3) As of February 17, 1999, and in accordance with the tax laws and procedures of the Revenue Departments of the governments of Canada and of Quebec, the Company had not yet submitted a claim for tax credits based upon any research and development expenditures made since July 1, 1998. The Company expects that a portion of such expenditures will be eligible for Refundable Tax Credits. In connection therewith, the Company will seek credit facilities similar to the BOM Tax Credit Loan, with one or more lending institutions, based upon estimated tax credit receivables.

      (4) Although the Company made research and development expenditures in the amount of Cdn$1,167,892 during the six-month period, July 1, 1998 through December 31, 1998, and while the Company believes that a portion of such expenditures will be eligible for Refundable Tax Credits, it should be noted that no credit facilities were or have yet been made available to the Company to finance these expenditures. The SDI Loan Guarantee Program, which guaranteed repayment of 75% of the BOM Tax Credit Loan, was available only for bank loans based on estimated tax credit receivables for research and development expenditures made on or before June 30, 1998. It should be noted further that the entire amount available to the Company under the BOM Tax Credit Loan has already been borrowed by the Company in connection with research and development expenditures made by the Company during the years ended June 30, 1997 and 1998. However, the SDI Loan Guarantee Program is still in existence and may be available to guarantee new loans which may be made to the Company by other Canadian lending institutions. Accordingly, (as noted above in footnote 3 to this table), the Company intends to seek new credit facilities, similar to the BOM Tax Credit Loan, to finance research and development expenditures made after June 30, 1998.

      (5) Tax credits received by the Company during this interim period, July 1, 1998 through December 31, 1998, are attributable to research and development expenditures made by the Company during the fiscal year ended June 30, 1997. As at December 31, 1998, the Company had not yet received any tax credits for research and development expenditures made from July 1, 1997 through December 31, 1998. However, as described below in footnote 6 to this table, subsequent to December 31, 1998, some funds were received in respect of research and development expenditures made during the fiscal year ended June 30, 1998, on a "preliminary advance payment" basis.

      (6) The annual Canadian federal government audit of eligible research and development expenditures for the fiscal year ending June 30, 1998 took place in January 1999. Results of the audit are expected prior to March 31, 1999. However, as a result of a preliminary, cursory review of the accounts, a preliminary advance payment check in the amount of Cdn$320,000, representing approximately half of the amount of the Canadian federal tax credit claimed on the Government of Canada, was received by the Company in January 1999, of which amount, the sum of Cdn$175,000 was used to reduce the outstanding balance of the BOM Tax Credit Loan, in accordance with the terms and conditions of the SDI Loan Guarantee.

      During the last three fiscal years and the six month interim period ended December 31, 1998, the Company also received additional financial assistance by way of loans and grants from Quebec governmental agencies, for the design and development of the TCS-1 Plant and for export market development as follows:

      1. In March of 1996, the Company qualified for an interest-free, unsecured loan (the "FORD-Q Loan") of up to $500,000 (Canadian), or approximately $ 350,000 (U.S.). This loan was made available by the Government of Canada under the Industrial Recovery Program for Southwest Montreal, which is administered by the federal government agency, Canada Economic Development for Quebec Regions ("CEDQR"), which was previously known as the Federal Office of Regional Development - Quebec or "FORD-Q". Under the terms of the loan, the Company received funds in the total amount of Cdn$500,000 or approximately US$350,000, representing 20% of eligible expenditures made by the Company to design, develop, and manufacture the first full-scale model of the TCS-1 Plant. The loan money was disbursed pursuant to the submission of claims of eligible expenses incurred. The Company did not have funds available to expend for these purposes until February of 1997. Because of the limited funds available to the Company at that time, the Bank of Montreal agreed to make short-term loans (the "BOM Secured Loans") to the Company, secured by CEDQR's acceptance of the Company's claims for reimbursement of expenditures. All of the BOM Secured Loans were repaid by the Company as funds were released to the Company under the CEDQR Loan.

      The proceeds of the CEDQR Loan were paid to the Company during the fiscal years ended June 30, 1997 and 1998, as follows:

                           Canadian Dollars          US Dollar Approximation
                           ----------------          -----------------------
Fiscal 1997                   $246,752                      $172,725
Fiscal 1998                   $253,248                      $177,275

Under the terms of the CEDQR Loan, repayment must commence twelve months from the date CEDQR declares that the project has been completed. This occurred on March 31, 1998. The repayment schedule therefore calls for four, graduated annual payments as follows:

                           Canadian Dollars          US Dollar Approximation
                           ----------------          -----------------------
March 31, 1999                $ 50,000                      $ 35,000
March 31, 2000                $100,000                      $ 70,000
March 31, 2001                $150,000                      $105,000
March 31, 2002                $200,000                      $140,000

      The terms and purposes of the CEDQR Loan are discussed in more detail in "Existing and Proposed Businesses - Canadian Operations - Canadian Financial Assistance - Grants, Loans, and Commitments".

      2. In April of 1996, the Company qualified for a grant from Societe Quebecoise de Recuperation et de Recyclage ("Recyc-Quebec"), a self-financed, Quebec Government-owned corporation established to facilitate and promote materials recovery and recycling. The amount of such grant was $75,000 Canadian (approximately $52,500 U.S.). Of this amount, the Company received $50,000 Canadian (approximately $35,000 US) during the fiscal year ended June 30, 1997. The terms of the grant provide that the Company will receive the balance of $25,000 Canadian (approximately $17,500 U.S.) when the Company files a final report on the completion of the project. The Company anticipates that such report will be filed in or about February 1999. The terms and purposes of this grant are discussed in more detail in "Existing and Proposed Businesses - Canadian Operations - Canadian Financial Assistance - Grants, Loans, and Commitments".

      3. The Company has also qualified for five interest-free, unsecured loans from the Government of Canada in the aggregate amount of $ 232,773 Canadian (approximately $ 162,900 U.S.). These loans were made available by CEDQR, under the Innovation, Development, Entrepreneurship Assistance - Small and Medium Enterprises Program ("IDEA-SME Program"). Under these loan agreements, during Fiscal 1997 and 1998, the Company received $30,000 Canadian (approximately $ 21,000 U.S.) and $ 202,773 Canadian (approximately $ 141,900 U.S.) respectively. The IDEA-SME Program loans represent up to 50% of approved Company expenditures, based on submitted claims, subject to maximum amounts for each loan. Expenditures are required to have been made for the purposes of identifying and developing export markets for Canadian products. All of the projects which gave rise to these loans have been declared completed by CEDQR and the repayment terms have accordingly been established. The following table identifies the nature of the projects for which these loans were granted, the maximum amount of the loans approved the government agency, the aggregate amounts received by the Company as of October 31, 1998 and the repayment terms of each loan.


====================================================================================================================================
                                                      Amount of Funds
                                                       Received By
                                                      Company as of
                                    Maximum Amount     December 31,                                                         Rate of
                                       of Loan            1998                                                              Interest

        Nature of Project                                                                Repayment Terms
                                                                   ---------------------------------------------------------
                                                                                                       Amount of Payment
                                                                              Date Due
------------------------------------------------------------------------------------------------------------------------------------

Market Research  Feasibility         Cdn $20,000            Cdn    At the end of any fiscal year      1% of gross annual      None
Study for Iberian Peninsula                             $20,000      in which the Company has          revenue from sales
                                                                    revenues from sales of TCS-1           in Iberia
                                                                  Plants in the Iberian Peninsula
------------------------------------------------------------------------------------------------------------------------------------
Market Research  Feasibility         Cdn $20,000            Cdn     At the end of any fiscal year       1% of gross           None
Study for India                                         $20,000       in which the Company has         anual revenue
                                                                    revenues from sales of TCS-1        from sales
                                                                          Plants in India                in India
------------------------------------------------------------------------------------------------------------------------------------
Market  Research  Respecting         Cdn $95,000            Cdn           June 30, 2001                   Cdn$6,333           None
Potential United States Markets                         $95,000           June 30, 2002                  Cdn$12,666
for Rubber Crumb                                                          June 30, 2003                  Cdn$18,999
                                                                          June 30, 2004                  Cdn$25,333
                                                                          June 30, 2005                  Cdn$31,666
------------------------------------------------------------------------------------------------------------------------------------
Iberian Market  Development          Cdn $95,000          Cdn       At the end of any fiscal year       1.5% of gross         None
Activities Related to Positioning                     $95,000       in which the Company has         annual revenue
the Company to Market TCS-1                                        revenues from sales of TCS-1         from sales
Plants, Rubber Crumb, and Related1                                       Plants in Iberia                in Iberia
Products in Iberia
------------------------------------------------------------------------------------------------------------------------------------
Market Research Activities           Cdn $98,000        $98,000           June 30, 2001                Cdn $ 6,533.33         None
Respecting the Feasibility of                             Cdn             June 30, 2002                Cdn $13,066.66
using Rubber Crumb in                                                     June 30, 2003                Cdn $19,600.00
Thermoplastic Elastomer Compounds                                         June 30, 2004                Cdn $26,133.33
in the United States and Canada.                                          June 30, 2005                Cdn $32,666.66
============================================================================================================================ =======


      These loans and the projects which they supported are discussed in more detail in "Existing and Proposed Businesses - Canadian Operations" and "Existing and Proposed Businesses - Sales and Marketing".

      The Company believes it will be able to cover the balance of the capital investments and expenditures which it will be required to make in connection with: (i) modifications which were made to the TCS-1 Plant; (ii) the establishment, and commencement of operations, of the rubber mat molding and flocking plant; (iii) commencement of full scale, commercial manufacture of TCS-1 Plants; and (iv) meeting its overhead on a level sufficient to sustain the Company for at least the next twelve months, from a combination of some or all of the following sources: (i) expected cash flow from sales of four TCS-1 Plants to ENERCON America Distribution Limited ("Enercon") of Westerville, Ohio. (see
Item 1 of this Report "Existing and Proposed Businesses - Sales and Marketing - The Enercon Agreements"); (ii) Canadian and Quebec government and governmental agency grants, loans, and refundable tax credits; (iii) sale and lease back financing on inventory and equipment owned by the Company; (iv) conventional asset based debt financing against receivables and inventory; (v) refunds of all of the 15% sales taxes paid by the Company on all goods and services purchased in connection with the Company's manufacturing activities, which the Company, as a manufacturer and exporter of goods is entitled to (in September 1998, the Company received Cdn $200,000 by way of such tax refunds for the quarter ended June 30, 1998); (vi) subcontractor financing; (vii) vendor financed equipment purchases and/or (viii) a research and development tax credit facility from the Bank of Montreal for the 1999 calendar year. The Company is presently actively pursuing all of the foregoing avenues of financing. In addition, management believes that the Company will be able to obtain sufficient production financing to cover the costs of constructing subsequent TCS-1 Plants, using the constituent components of the Plant to be financed, as collateral for debt financing to cover its construction costs.

      Whether the funds, which the Company obtains, from any of the above proposed sources, will be sufficient to enable the Company to reach a profitable operating stage, will be entirely dependent upon: (i) the amount of such financing which the Company is actually able to raise; (ii) Enercon's receipt of its funding; (iii) the as yet unproven ability of the TCS-1 Plant to operate continuously on a long-term commercial basis in accordance with its anticipated performance specifications; and (iv) the ability of the proposed rubber mat molding facility to operate profitably (see, below, in this Item 6, "Risk Factor No. 2 - "Need For Substantial Additional Capital" and Item 1 of this Report, "Existing and Proposed Businesses - Equipment Manufacturing - The TCS-1 Plant", and "Existing and Proposed Businesses - Equipment Manufacturing - Sales and Marketing - The Enercon Contracts").

      Any failure or delay in the Company's receipt of the required financing would be directly reflected in a commensurate delay or failure in the commencement of: (i) full scale manufacturing of TCS-1 Plants; and (ii) the commercial operation of the First Production Model and the establishment and initiation of rubber mat molding operations. It should be noted also that the period of time during which any funds raised will be available to cover normal overhead costs could be significantly reduced if the Company is required to make substantial, presently unanticipated, expenditures to correct any further flaws or defects in the design or construction of the First Production Model, which may become apparent when it is subjected to continuous operation on a long term, commercial basis. Moreover, given the early stage of development of the Company, it is impossible at this time to estimate with any certainty the amount of income from operations, if any, during the next twelve months.

      There can be no assurance that the Company will be able to obtain outside financing on a debt or equity basis on terms favorable to it, if at all. In the event that there is a failure in any of the finance-related contingencies described above, the funds available to the Company may not be sufficient to cover the costs of its operations, capital expenditures and anticipated growth during the next twelve months. In such case, it would be necessary for the Company to raise additional equity capital. During Fiscal 1998, in an effort to put such funding into place, the Company entered into a non-binding letter of intent with H.J. Meyers & Co., Inc. ("Meyers"), for a proposed public offering of its securities in an amount of not less than $8,000,000. On or about September 16, 1998, however, Meyers abruptly ceased doing business. Therefore, if the Company should wish to raise funds through a public offering, it will be required to locate another broker-dealer, ready, willing, and able to underwrite a public offering of the Company's securities. At this time, the Company is not able to give any assurances that, in such event, it will be successful in locating an underwriter or that its efforts will ultimately result in a public offering. If the proceeds from the above described potential sources of funding should be insufficient for the Company's requirements and it is not able to effect a public offering of its securities within the next twelve months, or find other sources of outside funding, the Company's financial position and its prospects for beginning and developing profitable business operations could be materially adversely affected.

      As at June 30, 1998, the Company had total assets of $3,814,648 as compared to $1,555,620 at June 30, 1997 reflecting an increase of $2,259,028. Fiscal year-end total assets at June 30, 1997 had reflected a previous increase of $1,357,988 over $197,632 at June 30, 1996. Management attributes the increase in total assets at June 30, 1998 principally to (i) continuing consulting agreements which have been recorded as prepaid expenses on the Balance Sheet in the approximate amount of $970,000; all compensation payable under such agreements was paid by way of the issuance of an aggregate of 4,000,000 share of Common Stock to two consultants and the granting of the CGT Option, the terms of which are discussed, below, in Risk Factor No. 6 "Dilutive and Other Adverse Effects of Presently Outstanding Debentures, Warrants, and Options"; the attributed value of all shares of Common Stock issued as compensation under such consulting agreements and the CGT Option has been included in Paid-in Capital;
(ii) Property and Equipment in the amount of $977,288 which represents an increase of $190,630 over Property and Equipment of $786,658 at June 30, 1997;.
(iii) cash assets in the amount $398,971 at June 30, 1998, which reflects an increase of $243,934 over cash assets in the amount of $155,037 at June 30, 1997. The cash position of the Company at June 30, 1997 had reflected an increase of $154,797 over $240 in cash assets at June 30, 1996; (iv) research and development tax credit receivables ("R&D TCR's") in the amount of $855,818 at June 30, 1998, which reflects an increase of $535,498 over R&D TCR's in the amount of $320,320 at June 30, 1997 R&D TCR's at June 30, 1997 had reflected an increase of $269,918 over $50,402 in R&D TCR's at June 30, 1996; and (v) the recognition of deferred financing costs in the amount of $158,255.

      As at June 30, 1998, the Company had total liabilities of $3,360,588 as compared to $1,695,350 at June 30, 1997, reflecting an increase in liabilities of $1,665,238. Total liabilities at June 30, 1997 had reflected a previous increase of $1,327,921 over $367,429 in total liabilities at June 30, 1996. Management attributes such increases in total liabilities at June 30, 1998 primarily to: (i) advances from the Canadian federal government agency, Canada Economic Development-Quebec Regions (CEDQR), formerly known as, and sometimes referred to herein as, the Federal Office for Regional Development-Quebec (FORD-Q), pursuant to loans contributed by such agency under the Industrial Recovery Program for Southwest Montreal (IRPSWM) and the Innovation, Development, Entrepreneurship and Access Program for Quebec Small and Medium-Size Enterprises (IDEA-SME) in the amount of $500,012, which represents an increase of $299,467 over CEDQR balances of $200,545 at June 30, 1997; (ii) the issuance during Fiscal 1998, in two of the Private Placements (including debentures assumed in the merger with RPM) of 10% Convertible Subordinated
Debentures in the aggregate principal amount of $1,035,000; (iii) bank indebtedness in the amount of $407,926 which represents an increase of $285,375 over bank indebtedness of $122,551 at June 30, 1997; and (iv) outstanding loans to officers in the aggregate amount of $195,969, which represents an increase of $__________ over $__________ in outstanding loans at June 30, 1997 (see Item 12 of this Report, "Certain Relationships and Related Transactions" - "Loan Transactions with Terence C. Byrne and Affiliated Entity" and "Loans to Louis Sanzaro and Affiliate.

      Reflecting the foregoing, the financial statements indicate that as at June 30, 1998, the Company had a working capital surplus (current assets minus current liabilities) of $373,198 and that as at June 30, 1997, the Company had a working capital deficit of $1,013,659. The primary causes of this net increase in net working capital were: (i) an increase in research and development tax credits receivable in the amount of $585,900, (ii) an increase of prepaid expenses and deposits respecting on-going consulting agreements in the amount of $970,000, and, (iii) a decrease in deposits payable of $336,500.

      The Company currently has limited material assets (see, below, Risk Factor No. 3. "History of Losses and Accumulated Deficit"). The success of the Company's tire recycling equipment manufacturing business, its proposed rubber mat molding business, and its ability to continue as a going concern will be dependent upon the Company's ability to obtain adequate financing to commence profitable, commercial manufacturing and sales activities and the TCS-1 Plant's ability to meet anticipated performance specifications on a continuous, long term, commercial basis.

Results of Operations

      As noted above, the Company is presently in the very early stages of the business of manufacturing and selling TCS-1 Plants and is also currently engaged in establishing a complete rubber mat molding and flocking facility in which it intends to utilize the First Production Model of the TCS-1 Plant. The Company intends to begin manufacturing TCS-1 Plants and operating its rubber mat molding facility on commercial bases by March of 1999. The Company had no income from operations during Fiscal 1997; It generated $880,000 in revenues during fiscal 1998 from the sale of the single front-end module and the single fracturing mill of the First Production Model of the TCS-1 Plant. However, unless and until the Company successfully develops and commences TCS-1 Plant manufacturing and sales operations and/or profitable rubber mat molding operations on a full-scale commercial level, it will continue to generate no or only limited revenues from operations. Except for the foregoing, the Company has never engaged in any significant business activities.

      The financial statements which are included in this Report reflect total general and administrative expenses of $1,970,277 for Fiscal 1998 which reflects an increase of $1,691,329 over Fiscal 1997, when general and administrative expenses were $278,948. During fiscal 1998, the Company's total operating costs increased by $2,198,031, from $2,366,535 for fiscal 1997 to $4,564,566 for fiscal 1998. The majority of such increase is the result of various factors, including: (i) an increase of $510,000 in respect of valuations attributed to stock bonuses granted to officers and counsel; (ii) an increase of $358,000 in respect of valuations attributed to stock issued for various consulting and professional fees; (iii) an increase of $112,000 in financing fees, by way of commissions and expense allowance to the Selling Agent in the Type A and Type B Private Placements; (iv) an increase of $229,000 in travel and entertainment costs; (v) an increase of $406,000 in respect of valuations attributed to stock issued in consideration for the release of an exclusive rights agreement (see
Item 12 of this Report, "Certain Relationships and Related Transactions - Consulting and Executive Agreements with Louis Sanzaro"); and (vi) an increase of $306,000 in costs directly associated with the development of the TCS-1 Plant. Total research and development costs during Fiscal 1998 were $2,581,928 which reflected an increase of $498,640 over research and development costs for Fiscal 1997. During the year ended June 30, 1998, shares of Common Stock with an aggregate attributed value of $1,870,000 were issued in exchange for services as compared to Common Stock with an aggregate attributed value of $1,600,000 during the year ended June 30, 1997.

      Management believes that the amounts accrued in respect of the shares issued to compensate the executive officers and corporate counsel reflect the fair value of the services rendered, and that the recipients of such shares accepted such numbers of shares as a function of a combination of their perceived valuation of both present and possible future value of the shares, rather than the actual value of the stock at the time it was issued. Management believes that, as of the dates such shares were issued in lieu of cash compensation, their actual and potential value, if any, could not be determined, and that any attempt to specify a current valuation with any reasonable assurance, would be flawed, without substance, and highly contingent upon, and subject to, extremely high risks including but not limited to the following factors: (i) the absence of a reliable, stable, or substantial trading market for the Company's common stock, the possibility that such a market might never be developed, and the resultant minimal, or total absence of, market value for any substantial block of common stock; (ii) the very high intrinsic risks associated with early development stage businesses, such as the Company's; (iii) theCompany's lack of sufficient funds, as at such issuance dates, to implement its business plan and the absence of any commitments, at such times, from potential investors to provide such funds; (iv) the restrictions on transfer arising out of the absence of registration of such shares; and (v) the uncertainty respecting the Company's ability to continue as a going concern, (See "Existing and Proposed Businesses", "Market for the Company's Common Equity and Related Stockholder Matters", and "Management - Certain Relationships and Related Transactions - Issuance of Stock in Lieu of Salaries and Consulting Fees").

      From inception (July 15, 1987) through June 30, 1998, the Company has incurred a cumulative net loss of $10,051,483. Approximately $1,057,356 of such cumulative net loss was incurred, prior to the inception of the Company's present business plan, in connection with the Company's discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced its proposed health care operations and therefore, generated no revenues therefrom.

Risk Factors

      The Company's liquidity, capital resources, and results of operations indicate that an investment in the Company remains speculative, involves a high degree of risk, and should not be made by persons who cannot afford the loss of their entire investment. Prospective investors in the Company should carefully consider all of the information contained in this Report before deciding whether to purchase securities of the Company, and, in particular, the factors set forth below.

      Information contained in this Report contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The following Risk Factors include, among other things, cautionary statements with respect to certain forward-looking statements, including statements of certain risks and uncertainties that could cause actual results to vary materially from the future results referred to in such forward-looking statements.

      1. Development Stage Company: No Assurance as to Future Profitable Operations. Because it is in the development stage and has had no significant operations to date, the Company cannot predict with any certainty the future success or failure of its operations. The Company's existing business (the design and manufacture of tire recycling equipment) and its proposed business (the operation of tire recycling equipment and the production of products using the recycled rubber produced therefrom), are both subject to all of the risks inherent in the establishment of new businesses and there is no assurance that the Company will generate net income or successfully expand its operations in the future. Moreover, as a new enterprise, it is likely to remain subject to risks and occurrences which management is unable to predict with any degree of certainty, and for which it is unable to fully prepare. The likelihood of the success of the Company in either business segment must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business and the competitive environment in which the Company will operate. Because of the Company's very limited business history, there is little evidence for investors to analyze in order to make an informed judgment as to the merits of an investment in the Company. Any such investment should therefore be considered a high risk investment in an unseasoned start-up company with the possibility of the loss of the entire investment.

      2. Need For Substantial Additional Capital. During the period between January 7, and May 11, 1998, the Company completed and closed certain financing activities which yielded aggregate net proceeds to the Company in the amount of $2,063,795 (see Risk Factor No. 6 "Dilutive and Other Adverse Effects of Presently Outstanding Debentures, Warrants, and Options" and "The Company - Material Financing Activities"). Upon completion of the last of such financing activities in May of 1998, management believed that the proceeds realized therefrom (together with Canadian and Quebec government and governmental agency grants and loans, in various forms) would provide the Company with adequate funding to accomplish the following: (i) complete and cover all of the Company's costs related to the first production model of the TCS-1 Plant (the "Production Model"); (ii) renovate the Company's new manufacturing and assembly facility to bring it into full compliance with all applicable provincial and municipal regulations (see "Description of Property"); and (iii) cover the Company's overhead costs and expenses through the end of October 1998. The Company has, however, had to revise its estimates regarding the adequacy of such funding for several reasons, including but not limited to the necessity for certain unanticipated modifications to the TCS-1 Plant design and the Company's entry into a second business segment involving the operation of a TCS-1 Plant and the production of molded rubber floor mats.

      During the "Stage 2" test phase of the First Production Model, the Company encountered certain unanticipated design flaws in the TCS-1 which required modification and it also identified several opportunities for improvements in the original design of the TCS-1 Plant, which the Company believes will increase economy and efficiency of its operation. The required modifications were completed in December 1998 with respect to a single fracturing mill and a single freezing tower in the First Production Model. Completion of the second fracturing mill and freezing tower to be installed therein is scheduled to occur in April of 1999. The costs of the foregoing modifications, including engineering fees, aggregated to a previously unbudgeted amount of approximately $500,000, approximately $250,000 of which had been paid by the Company as of December 31, 1998.

      The Company is also currently involved in establishing rubber mat molding operations under the IM2 Agreement. In connection therewith, the Company will incur additional costs and expenses in an estimated aggregate amount of approximately $925,000. This includes: (i) approximately $325,000 for modifications to the Company's Montreal facility, necessary to accommodate these operations, and for materials handling equipment; and (ii) approximately $600,000 to cover the costs of purchasing and installing a complete rubber mat molding and flocking plant (see "Existing and Proposed Businesses - Product Manufacturing and Sales of Rubber Crumb" and "Description of Property").

      The Company has also had to, and may, in the near future be forced to continue to, cover its overhead costs from sources other than cash flow from operations because of the unanticipated and lengthy delays in the commencement of commercial operations.

      The Company believes that it will be possible to meet its immediate goals of: (a) commencing full scale commercial production of TCS-1 Plants; (b)
commencing rubber mat molding operations under the IM2 Agreement; and (c) covering its overhead expenses until sufficient cash flow is generated by operations, out of a combination of some or all of the following sources: (i) funds on hand; (ii) expected cash flow from sales of four TCS-1 Plants to ENERCON America Distribution Limited ("Enercon") of Westerville, Ohio. (see "Existing and Proposed Businesses - Sales and Marketing - The Enercon Agreements"); (iii) Canadian and Quebec government and governmental agency grants, loans, and refundable tax credits; (iv) sale and lease back financing on inventory and equipment owned by the Company; (v) conventional asset based debt financing against receivables and inventory; (vi) refund of all of the 15% salestax paid by the Company on all goods, and services purchased in connection with the Company's manufacturing activities; (vii) subcontractor financing; (viii) a research and development tax credit facility from the Bank of Montreal for the 1999 calendar year; and/or (ix) vendor financing by way of installment purchases of equipment. However, the sufficiency of such funds, if the Company does receive them, will be completely dependent upon the TCS-1 Plant's as yet unproven ability to operate without significant problems, on a long-term, continuous, commercial basis.

      Assuming the Company is able to cover the costs necessary to: (i) complete the second fracturing mill and freezing tower; and (ii) install a complete rubber mat molding and flocking facility, from the sources described above, full scale commercial manufacture of TCS-1 Plants and rubber mat molding operations are presently expected to occur during March 1999. However, any failure or delay in the Company's receipt of the required financing would be directly reflected in a commensurate delay or failure in the commencement of commercial operations (see "Existing and Proposed Businesses - Equipment Manufacturing - The TCS-1 Plant", and "Existing and Proposed Businesses - Equipment Manufacturing - Sales and Marketing - The Enercon Contracts" and "Management's Discussion and Analysis of Financial Condition and Results of Operations").

      The Company's more long term future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations (if any), the cost of the Company's sales and marketing activities and the progress of the Company's research and development activities, none of which can be predicted with certainty. Receipt of any projected revenues is entirely dependent upon the TCS-1's meeting performance expectations, ENERCON's ability to meet its payment obligations under its agreements with the Company, Enercon obtaining all required permits and licenses to operate a Plant, the Company's obtaining sufficient production, financing and capacity to meet delivery requirements, and the rubber crumb produced by the TCS-1 meeting customer requirements. The Company believes that if all of the foregoing contingencies are met, it will have sufficient cash flow to fund its operations for at least the next twelve months. If revenues from operations within the next twelve months should fail to meet current projections, the Company may attempt to make an underwritten public offering of its securities in order to insure that it will have sufficient working capital. The Company notes that on August 13, 1997, it received a Letter of Intent from H.J. Meyers, Inc. ("Meyers"), a broker-dealer registered with the National Association of Securities Dealers, Inc., for the underwriting of such a proposed public offering (the "Proposed Public Offering") in an amount of not less than $8,000,000. On or about September 16, 1998, however, Meyers abruptly ceased doing business. If the Company should determine that it is necessary or desirable to effect a public offering, it will have to locate another broker-dealer, ready, willing, and able to underwrite a public offering of the Company's securities. There can be no assurance that the Company will succeed in finding an underwriter or that a public offering will in fact be completed or that the Company will receive adequate financing from any such public offering. In the event that the projected revenues are not generated and a public offering does not occur within twelve months, the Company intends to endeavor to obtain sale and lease-back financing on equipment owned by the Company, conventional asset based debt financing against receivables and inventory, and/or to seek other avenues of financing through private offerings of its debt or equity securities. The Company believes that at least one, or a combination of more than one, of the foregoing avenues of financing will enable it to commence full scale production of the TCS-1 Plant and its proposed product manufacturing and rubber crumb sales operations on a level sufficient to sustain the Company for at least the next twelve months. However, given the early stage of development of the Company, it should be noted that it is impossible at this time to estimate with any certainty what the Company's income from operations will be during the next twelve months and that there can be no assurance that the Company will be able to obtain outside financing on a debt or equity basis on terms favorable to it, if at all. While management does not believe that it will be the case, prospective investors in the Company should note that if all of the above described internal and external sources for financing should fail to be sufficient, the Company could be required to reduce its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous. In the past, the Company has experienced operational difficulties and delays of more than five years, three of which years occurred during the tenure of the current management. All such difficulties and delays were the result of working capital constraints and the Company may continue to experience such problems in the future. Should such problems continue or reoccur in the future, they could have a material adverse effect on the Company's business, financial condition and results of operations. The working capital constraints which the Company experienced were the result of its being undercapitalized from the outset and therefore without sufficient resources to hire required personnel or pay vendors of products and services, including but not limited to subcontractors needed to design and build the First Production Model of the TCS-1 Plant. The Company estimates that it required financing in excess of $2,000,000 to complete the design, development, and construction of the said First Production Model of its TCS-1 Plant plus funds to maintain finance-raising activities. The Company actively sought financing under its former management from 1992 through 1994 and continued to do so under its current management beginning in January 1995. It did not raise sufficient financing to design and construct the First Production Model to the point where initial testing could be commenced until May 1998. Lack of sufficient working capital also required management, who worked for the Company for no, or very limited, cash compensation, to devote a substantial amount of their time and effort to raising the required financing. The Company estimates, that if it had sufficient financing in January of 1995 when members of current management commenced its search for funding, it might have been able to complete the design, development, and construction of the First Production Model by October 1996. Instead, it required an additional three years for the Company to raise sufficient funds to meet its initial goals and objectives. The absence of operations and the resultant lack of significant cash flow from 1995 until the present, compounded the Company's problems because even the overhead required to sustain fund raising activities had to be financed from outside sources. This further delayed the Company's ability to devote sufficient resources to completing the design, development, and construction of the First Production Model of the TCS-1. By way of example, the First Production Model was scheduled for delivery by February of 1997. Instead, the last of the three major components of such model was completed in June of 1998 and, as discussed above, the First Production Model underwent extended testing and "debugging" procedures until December 1998.

      3. History of Losses and Accumulated Deficit. The Company has experienced operating losses in each fiscal period since its formation in 1987, including the period since the 1993 inception of its tire recycling business plan. As at June 30, 1998, the Company had a deficit accumulated since formation in the aggregate approximate amount of $10,051,483, approximately $8,994,127 of which was accumulated since the 1993 inception of the Company's present business plan. The Company expects to incur additional operating losses through at least the end of the fiscal year ending June 30, 1999 and possibly thereafter (see, above, Risk Factor No. 1 "Development Stage Company: No Assurance as to Future
Profitable Operations"). Since its inception, the Company has generated extremely limited revenues from operations (see "Management's Discussion and Analysis of Financial Condition and Results of Operations").

      4. Going Concern Assumption. The Company's independent auditors' report on the Company's financial statements for the years ended June 30, 1997 and 1998, contains an explanatory paragraph indicating that: (i) the Company is still in the development stage; (ii) it cannot be determined at this time that the Company's tire disintegration technology will be developed to a productive stage; and (iii) the Company's uncertainty as to its productivity and its ability to raise sufficient capital raise substantial doubt about its ability to continue as a going concern. In addition, the Company had an accumulated deficit of $10,051,483 as at June 30, 1998. The Company will require substantial additional funds in the future, and there can be no assurance that any independent auditors' report on the Company's future financial statements will not include a similar explanatory paragraph if the Company is unable to raise sufficient funds or generate sufficient cash from operations to cover the cost of its operations. The existence of the explanatory paragraph may materially adversely affect the Company's relationship with prospective customers and suppliers, and therefore could have a material adverse effect on the Company's business, financial condition and results of operations.

      5.ab No Guarantee of Product Acceptance in Market. The first production model of the TCS-1 Plant was completed in May of 1998 and is expected to be ready for commercial production, on a complete "turn-key" basis, in March 1999. Consequently, there is not yet any history of commercial operations of the TCS-1 Plant. There can be no assurance that the TCS-1 Plant will be accepted in the market for tire disintegration equipment. Moreover, the Company's market research has focused on the potential demand for the TCS-1 Plant, and the rubber crumb it is designed to produce, to the exclusion of other types of tire disintegration equipment. Therefore, the Company is not able to estimate with any assurance the potential demand for the TCS-1 Plant, if any. There can be no assurance that sufficient market penetration can be achieved so that projected production levels of the TCS-1 Plant will be absorbed by the market (see "Existing and Proposed Businesses-Sales and Marketing").

      6. Dilutive and Other Adverse Effects of Presently Outstanding Debentures, Warrants, and Options. As of February 12, 1999, there were outstanding options and warrants pursuant to which the Company is obligated to sell common stock, as follows:

      (a) 2,000,000 common stock purchase warrants (the "Type A Warrants") to purchase a like number of shares of the Company's common stock at an exercise price of $.001 per share, the resale of all of which shares are included in the Registration Statement.

      (b) 10% convertible Type A Debentures in the aggregate principal amount of $500,000, with principal and interest convertible, in whole or in part, into shares of the Company's common stock at a conversion ratio equal to a percentage ranging between 67.5% and 61.5% of the closing bid price of the Company's common stock on the trading date immediately preceding the date of the Company's receipt of a notice of conversion from a holder of the Type A Debentures. Accordingly, if, on February 16, 1999, all of the principal amount, but none of the interest, due on the Type A Debentures had been converted into common stock (based on the market price of the common stock as at February 12, 1999), a total of 4,357,298 shares of common stock would have been issued in respect of such conversion. The resale of all of which shares would be included in the Registration Statement. To the extent that the interest portion of the Debenture is not converted, all accrued interest will be payable in cash.

      (c) 10% convertible Type B Debentures in the aggregate principal amount of $535,000, with principal and interest convertible, in whole or in part, into shares of the Company's common stock at a conversion ratio of one share for every $.20 of principal amount and interest earned thereon from the date of issuance. If the principal amount of all of the Type B Debentures, but not the interest, were converted, the aggregate number of shares issuable would be 2,675,000, the resale of all which shares are included in the Registration Statement. To the extent that the interest portion of the Type B Debenture is not converted, all accrued interest will be payable in cash.

      (d) an option to purchase 235,294 shares, held by Lenford Robins, an unaffiliated consultant, exercisable at a price of $.17 per share. Mr. Robins is an expert in all types of equipment financing through sale and leaseback arrangements, and otherwise, and has provided, and continues to provide, consulting services to the Company with respect to locating, structuring, and arranging such financing for purchasers and potential purchasers of TCS-1 Plants. From the Summer of 1996 through the Spring of 1997, Mr. Robins provided substantial consulting services in connection with sale and leaseback financing for Ocean's Tire Recycling & Processing Co., Inc. ("OTRP").

      (e) (i) options to purchase, on or before March 31, 1999, an aggregate of 250,000 shares, at an exercise price of $.1875 per share; and
            (ii) options to purchase, on or before June 30, 1999, an aggregate of 250,000 shares, at an exercise price of $.28 per share. Each of the above described options are held among three individuals, including Sharon Sanzaro (the spouse of Louis Sanzaro, an officer and director of the Company), who hold such options as designees or assignees of Ocean/Venture III, Inc., a company controlled by Mr. Sanzaro. These options were granted in consideration of the agreements of Ocean/Venture III, Inc. given on March 31, 1996, and June 30, 1996 to extend the maturity date of certain indebtedness which the Company owed to Ocean/Venture III, Inc. for periods which ranged from 90 to 120 days from each of such dates.

      (f) an option, held by a former outside director of the Company, to purchase 20,000 shares of convertible preferred stock at a price of $10 per share (the "Preferred Option"). If purchased, such preferred stock will be convertible into shares of the Company's common stock at a conversion ratio equal to the number of shares of common stock purchasable for the purchase price of each preferred share ($10) at 30% of the average market price of the Company's common stock during the five trading days immediately prior to the date of conversion provided, however, that should the total number of shares of the Preferred Stock which can be purchased pursuant to the Option, be convertible into fewer than two million (2,000,000) shares of the Company's Common Stock, the number of shares of Preferred Stock purchasable under the Option, at the exercise price of ten dollars per preferred share, will be increased to such number as is convertible to 2,000,000. If the shares of convertible preferred stock had been converted into shares of the Company's common stock as at February 16, 1999, a total of 3,836,930 shares would have been issued in respect of such conversion. For a discussion in more detail of the terms of this option and the purchase thereof, reference is made to "Certain Relationships and Related Transactions" under the caption, "Extension of Exercise Period of Option Held by John G. Hartley", below; and

      (g) the CGT Option to purchase a number of shares equal, on a fully diluted basis, to 10% of the total issued and outstanding common stock of the Company, at an exercise price equal to $.1195 per share with respect to 969,365 shares and at an exercise price with respect to the balance of the shares equal to fifty percent (50%) of the average of the final bid and ask prices of the common stock of the Company, as quoted in the OTC Bulletin

            Board during the ten business days preceding the exercise date. If all of the other presently outstanding debentures, options, and warrants were exercised, as described above, the total number of shares of common stock of the Company issued and outstanding would be 91,699,663, prior to the exercise of the CGT Option, in which case, the number of shares subject to the CGT Option would be 10,188,851, the resale of all of which shares would be included in the Registration Statement.

      The holders of the convertible debentures, the warrants, and the outstanding options have an opportunity to profit from a rise in the market price of the common stock, if such rise should occur, with a resulting dilution in the interests of the other shareholders. Moreover, if the above described debentures, warrants, and options (the "Convertible Securities") are converted or exercised, most of the shares of common stock issued upon such exercise or conversion (the "Underlying Shares") will be available for immediate sale into the public market, commencing on the effective date of the Registration Statement. The sale or availability for sale of substantial amounts of common stock in the public market could adversely affect the prevailing market price of the Company's common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. In addition, even if the Convertible Securities are not converted or exercised, the terms on which the Company may obtain additional financing may be adversely affected by the existence of such securities. For example, the holders of the Convertible Securities could convert or exercise them at a time when the Company is attempting to obtain additional capital through a new offering of securities which have terms more favorable (to the Company) than those provided by the then outstanding Convertible Securities.

      7. Additional Dilution from Issuance of Shares for Services. To date, the Company has had no significant operating revenues. Accordingly, the bulk of its cash assets have been, and may continue to be, utilized to cover the expenses associated with the development of the TCS-1 Plant. Given the foregoing, the Company regularly pays certain of its financial obligations by issuing restricted shares of its common stock, at a discount, in lieu of cash. The discounts at which such shares were issued was generally, but not always, set at 50% of the average market price of the stock, as traded in the over-the-counter market and quoted in the OTC Bulletin Board. Such discounts were either negotiated at arms length with third parties or determined arbitrarily by the Company, in which cases they bore no relationship to the Company's assets, earnings, book value or other such criteria of value. Such issuances have, and may continue to, result in substantial dilution to the Company's existing shareholders.

      Since January of 1995, the Company has issued a total of 32,756,186 shares, constituting 41.94% of the issued and outstanding shares of the Company in lieu of cash compensation due under employment and consulting agreements with its executive officers, employees, and corporate counsel and in additional compensation by way of directors shares and stock bonuses. In addition, during that period, the Company issued 12,888,243 shares, constituting approximately 16.5% of the issued and outstanding common stock of the Company to affiliated and non-affiliated consultants and subcontractors for consulting services of various types. For as long as the Company has insufficient cash resources to meet its obligations to its officers, counsel, and outside vendors, the Company will, to the extent possible, continue to issue shares of its common stock at negotiated or arbitrary discounts. In addition, the Company intends to submit to its shareholders, proposals to adopt three stock option plans for the benefit of its employees (See Risk Factor No. 9 "Possible Voting Control by Management and Corporate Counsel" and Risk Factor No. 27 "Adverse Effects of Proposals to Be Presented at Annual Shareholders Meeting: Anti-Takeover Provisions, Limitations on Shareholders Voting Rights, and Stock Bonuses to Management", "Management - Executive Compensation", "Management - Security Ownership of Certain Beneficial Owners and Management", and "Certain Relationships and Related Transactions").

      8. Possible Depressive Effect on Price of Securities of Future Sales of Common Stock. The resale of 11,952,857 of the 78,095,141 common shares of the Company, issued and outstanding as of February 4, 1999, has been included in the Registration Statement. 11,760,000 of such shares will be freely tradeable commencing on the effective date of the Registration Statement or, if the holders thereof shall choose to withdraw the registration of such shares, they will be tradeable under Rule 144 commencing May 11, 1999. The resale of an estimated 21,220,449 shares issuable upon the exercise or conversion of presently outstanding options, warrants, and debentures have also been included in the Registration Statement and will be freely tradeable upon the later of:
(i) the effective date of the Registration Statement; or (ii) their issuance. Alternatively, if the holders of the convertible debentures and some of such warrants (but not the options) shall choose to withdraw them from the Registration Statement, they will become tradeable under Rule 144 on commencement dates ranging from January 7, 1999 to May 11, 1999. The sale or other disposition of much of the currently outstanding shares of common stock is restricted by the Securities Act. Unless such sales are registered, these shares may only be sold in compliance with Rule 144 promulgated under the Securities Act or some other exemption from registration thereunder. Rule 144 provides, among other matters, that if certain information concerning the operating and financial affairs of the Company is publicly available, persons who have held restricted securities for a period of one year may thereafter sell in each subsequent three month period up to that number of such shares equal to one percent of the Company's total issued and outstanding common stock. The sale or availability for sale of substantial amounts of common stock in the public market after the offering being made by the Registration Statement could adversely affect the prevailing market price for the Company's common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities.

      9. Possible Voting Control by Management and Corporate Counsel: Possible Depressive Effect on Market Prices. As of February 4, 1999, the Company's officers and directors were the beneficial owners of an aggregate of 29,391,199 shares, constituting approximately 37.16% of the Company's outstanding common stock. The Company intends to hold the 1999 annual meeting of its shareholders prior to the end of the current fiscal year. (See Risk Factor No. 27 "Adverse
Effects  of  Proposals  to  Be   Presented  at  Annual   Shareholders   Meeting:
Anti-Takeover Provisions, Limitations on Shareholders Voting Rights, and Stock Bonuses to Management"). In addition to the proposals discussed in Risk Factor No. 27, the Board of Directors has proposed that the shareholders approve the adoption of three stock option plans. If adopted, two of these plans will be for the benefit of all of the Company's employees, but management and key employees are expected to be the principal beneficiaries thereof. The third of these proposed plans, is intended to be specifically for the purpose of awarding options for the purchase of shares of common stock at a nominal exercise price of $.001 per share, to key employees and members of management in respect of certain specified performance achievements attained or to be attained by the Company due to their efforts.

      The other two stock option plans to be presented to the Shareholders, consist of a statutory and a non-statutory plan. Key management and other employees will also be eligible to receive option grants under each of such plans. The exercise price of options granted under the statutory plan must be not less than 100% of the market price on the day the option is granted unless the grantee owns 10% or more of the total issued and outstanding common stock of the Company, in which case the exercise price must be not less than 110% of the market price on the day the option is granted. The non-statutory plan to be proposed to the shareholders calls for an exercise price of not less than 50% of the market price on the date the option is granted.

      The concentration of ownership by the Company's officers and directors may, along with other "anti-takeover" measures which the Board of Directors plans to submit to the shareholders, discourage potential acquirors from seeking control of the Company through the purchase of Common Stock, and this possibility could have a depressive effect on the price of the Company's Securities. (See "Risk Factor No. 25 "Adverse Effects of Proposals to Be Presented at Annual Shareholders Meeting: Anti-Takeover Provisions, Limitations on Shareholders Voting Rights, and Stock Bonuses to Management" and "Principal Shareholders").

      10. Proposed Reverse Split: Possible Negative Effect on Value of Securities. As of February 4, 1999, there were 78,095,141 shares of the Company's common stock issued and outstanding. While the Company considers that it would be highly unlikely if all of the currently outstanding options and warrants were to be exercised and all of the currently outstanding debentures were to be converted with respect to the principal amount of such debentures, there could be up to 103,887,814 shares of common stock issued and outstanding. On August 13, 1997, the Company received a Letter of Intent from H.J. Meyers, Inc. (the "Meyers Letter of Intent"), a broker-dealer registered with the National Association of Securities Dealers, Inc., for the underwriting of a proposed public offering. On or about September 16, 1998, however, H. J. Meyers abruptly ceased doing business. The Company intends to endeavor to effect a public offering of its securities and is presently in negotiations with another potential underwriter. The Meyers Letter of Intent had required that the Company have not more than ten million (10,000,000) shares of common stock issued and outstanding prior to the proposed public offering. The Company believes that any potential underwriter for a public offering of the Company's securities will require that the Company effect a reverse split to reduce the number of shares of its common stock issued and outstanding because the total number of shares of common stock currently outstanding is disproportionately large in relation to the Company's level of sales, net income and net worth. Additionally, the Company's common stock has had a low market value per share in recent months, which may, the Company believes, tend to reduce stockbroker and investor interest in the Company. Further, the Company believes that the current per share price of the Company's common stock may limit the effective marketability of the Company's common stock because of the reluctance of many brokerage firms and institutional investors to recommend lower-priced stocks to their clients or to hold them in their own portfolios. In light of the above, the Company intends to call a meeting of its shareholders and to submit to them a proposal to reverse split the number of shares of common stock issued and outstanding at a ratio of one post-split share for every five pre-split shares, or at some other, possibly higher, ratio, as the board of directors shall agree is in the best interests of the Company and its shareholders. Based upon the number of shares issued and outstanding as of February 4, 1999, and assuming that the Reverse Split is approved by the shareholders and effected at a one-for-five ratio, there will be a decrease in the number of outstanding shares of common stock of the Company to approximately 15,619,028 shares. Because of standard anti-dilution clauses or market price sensitive exercise or conversion prices contained in all presently outstanding convertible debentures, warrants, and options, such reverse split would also affect the number of shares of common stock issuable upon conversion or exercise of such debentures, warrants, or options. Negotiations with potential underwriters may result in a different reverse-split ratio or even a second reverse split.

      The Company believes that a decrease in the number of shares of common stock outstanding may increase the trading price and marketability of such shares. However, the market price of the Company's common stock should also be expected to reflect Company performance and other factors, some of which may be unrelated to the number of shares outstanding. Accordingly, there can be no assurance that the market price of the Common Stock after the Reverse Split will actually increase in an amount proportionate to the decrease in the number of outstanding shares. The Reverse Split may leave stockholders with one or more "odd lots" of the Company's stock, i.e. stock holdings in amounts of less than 100 shares. These shares may be more difficult to sell, or require a greater commission per share to sell, than shares in lots of 100.

      Upon the effectiveness of the Reverse Split, if it is approved by the Shareholders, the presently issued certificates shall be deemed to represent the number of shares equal to the number of pre-split shares originally represented by such certificate divided by the ratio of the reverse split, and rounded up to the next full number. EXAMPLE: if the reverse split is effected at a one-for-five ratio, a certificate which originally represented an 10,523 pre-split shares would be deemed to represent 10,523 divided by five (2,104.6), rounded up to the next full number, i.e., 2,105 shares. Thus no fractional shares of common stock will result from the reverse split (see "Risk Factor No. 6, Dilutive and Other Adverse Effects of Presently Outstanding Debentures, Warrants and Options").

      11. Dependence on Major Customers. To date the Company has received orders for fifteen TCS-1 Plants, eight of which were ordered by Ocean/Ventures III, Inc.("O/V III") of Toms River, New Jersey ("O/V III") and parts of one of which have been purchased by Oceans Tire Recycling & Processing Co., Inc. ("OTRP"), a company under common control with O/V III. The eight Plants ordered by O/V III constitute approximately fifty-six percent (56%) of the Company's present backlog. The Company has also received orders for four TCS-1 Plants from ENERCON America Distribution Limited ("Enercon") of Westerville, Ohio. The Enercon orders constitute approximately twenty-eight percent (28%) of the Company's present backlog. The loss of either of these two customers would have a major adverse effect on the Company.

      Both O/V III and OTRP are controlled by Louis V. Sanzaro, an officer and director of the Company. Mr. Sanzaro's past and present relationships and transactions with the Company are discussed in detail in "Existing and Proposed Businesses - Proposed TCS-1 Plant Operations: Sales of Rubber Crumb and Manufacture and Sale of Finished Products."

      Completion and consummation of all currently outstanding orders for TCS-1 Plants, are entirely dependent upon the TCS-1's meeting performance expectations, each customer's obtaining lease or other financing for the purchased portions of the Plant (as well as all required permits and licenses to operate a Plant), and to the Company's obtaining sufficient production, financing and capacity to meet delivery requirements. (See "Existing & Proposed Businesses - "Equipment Manufacturing - Dependence on

Major Customer" and "Proposed TCS-1 Plant Operations: Sales of Rubber Crumb and Manufacture and Sale of Finished Products."

      12. Uncertainty of Product and Technology Development: Technological Factors. The Company has completed initial development and construction, of the first production model of the TCS-1 Plant. The Company's success will depend upon the TCS-1 Plant's meeting targeted performance and cost objectives and its timely introduction into the marketplace. Such an outcome will be subject to the risks inherent in the development of a new product, technology, and, business, including unanticipated delays, expenses, and difficulties, as well as the possible insufficiency of funding to complete development (see Risk Factor No. 2 "Need for Substantial Additional Capital", above). There can be no assurance that under commercial usage conditions, the TCS-1 Plant will satisfactorily perform the functions for which it has been designed and constructed, that it will meet applicable price or performance objectives, or that unanticipated technical or other problems will not occur which would result in increased costs or material delays in establishing the Company's business at a profitable level. There can be no assurance that, despite testing by the Company, problems will not be encountered in the TCS-1 Plant after the commencement of commercial manufacture and sales, resulting in loss or delay in market acceptance.

      13. International Sales and Operations. The Company plans to market the TCS-1 Plant in Europe and India during the 1999 calendar year, and in other areas throughout the world as opportunities arise. There can however, be no assurances that the TCS-1 Plant will be successfully marketed or that any anticipated international sales of TCS-1 Plants will take place. In addition, the Company may enter into joint ventures with purchasers of TCS-1 Plants for the purpose of engaging in the business of operating tire recycling businesses equipped with TCS-1 Plants. To the extent that the Company engages in international sales and/or operations, it will be subject to various risks associated therewith, including but not limited to changes in tariff rates, lack of reliability and availability of qualified labor, and instability of political climate or economic environment. In addition, the value of any capital equipment owned by such joint ventures and any operating lease or equipment purchase financing payments received by the Company, may, under certain conditions, be valued or paid in non-U.S. currencies, all of which will be subject to independent fluctuating exchange rates with the U.S. dollar which may have an adverse affect on the Company's revenues or asset values in terms of the U.S. dollar.

      14. Protection of Tirex Proprietary Technology and Potential Infringement. The success of the Company's proposed business depends in part upon its ability to protect its proprietary technology and the proposed TCS-1 Plant which will utilize such technology. On April 7, 1998, the Company was issued a United States patent on its Cryogenic Tire Disintegration Process and Apparatus (Patent No. 5,735,471). This patent will expire on December 18, 2016. In November 1998, the Company filed this patent with the Canadian Patent Office. The Company is presently unable to state how long the Canadian review will take. While the Company expects a Canadian patent to be granted, it is unable to give any assurance that this will in fact be the case. Prior to obtaining its patent, the Company relied on trade secrets, proprietary know-how and technological innovation to develop its technology and the designs and specifications for the TCS-1 Plant. Except where the terms of their employment agreements would make it redundant or, in the sole discretion of management, it is determined that because of the non-technical nature of their duties, such agreements are not necessary or appropriate, the Company has, and will continue to, enter into confidentiality and invention assignment agreements with all employees and consultants which limit access to, and disclosure or use of, the Company's proprietary technology. There can be no assurance, however, that the steps taken by the Company to deter misappropriation or third party development of its technology and/or processes will be adequate, that others will not independently develop similar technology and/or processes or that secrecy will not be breached. In addition, although the Company believes that its technology has been independently developed and does not infringe on the proprietary rights of others, there can be no assurance that the Company's technology does not and will not so infringe or that third parties will not assert infringement claims against the Company in the future. Moreover, there can be no assurance that the Company will have the resources to defend its Patent by bringing patent infringement or other proprietary rights actions.

      15. Limited Public Market: Company Not Eligible for Inclusion on NASDAQ. To date there has been only a limited and sporadic public market for the Company's common stock. There can be no assurance that an active and reliable public market will develop or, if developed, that such market will be sustained. Purchasers of shares of common stock of the Company may, therefore, have difficulty in reselling such shares. As a result, investors may find it impossible to liquidate their investment in the Company should they desire to do so. The Company's common stock is currently traded in the over-the-counter market and quoted on the OTC Bulletin Board. The Company intends to apply to have its common stock approved for quotation on the Nasdaq SmallCap Market at such time, in the future, that it meets the requirements for inclusion. As at the date hereof, however, the Company is not eligible for inclusion in NASDAQ or for listing on any national stock exchange. All companies applying and authorized for NASDAQ are required to have not less than $4,000,000 in net tangible assets, a public float(5) with a market value of not less than five million dollars, and a minimum bid of price of $4.00 per share. At the present time, the Company is unable to state when, if ever, it will meet the Nasdaq application standards. Unless the Company is able to increase its net worth and market valuation substantially, either through the accumulation of surplus out of earned income or successful capital raising financing activities, it will never be able to meet the eligibility requirements of NASDAQ. In addition, it is likely that the Company, which, as of February 4, 1999, had 78,095,141 shares of common stock issued and outstanding, will have to effect a reverse split of its issued and outstanding stock, in order to meet the minimum bid price requirement (see, also, Risk Factor No. 6 "Dilutive and Other Adverse Effects of Debentures and Warrants and Presently Outstanding Option"). Moreover, even if the Company meets the minimum requirements to apply for inclusion in The Nasdaq SmallCap Market, there can be no assurance, that approval will be received or, if received, that the Company will meet the requirements for continued listing on the Nasdaq SmallCap Market. Further, Nasdaq reserves the right to withdraw or terminate a listing on the Nasdaq SmallCap Market at any time and for any reason in its discretion. If the Company is unable to obtain or to maintain a listing on the Nasdaq SmallCap Market, quotations, if any, for "bid" and "asked" prices of the common stock would be available only on the OTC Bulletin Board where the common stock is currently quoted or in the "pink sheets" published by the National Quotation Bureau, Inc. This can result in an investor's finding it more difficult to dispose of or to obtain accurate quotations of prices for the common stock than would be the case if the common stock were quoted on the Nasdaq SmallCap Market. Irrespective of whether or not the common stock is included in the Nasdaq SmallCap system,15.ab there is no assurance that the public market for the common stock will become more active or liquid in the future. In that regard, prospective purchasers should consider that this offering is being made without the underwriting arrangements typically found in a public offering of securities. Such arrangements generally provide for the issuer of the securities to sell the securities to an underwriter which, in turn, sells the securities to its customers and other members of the public at a fixed offering price, with the result that the underwriter has a continuing interest in the market for such securities following the offering. In order to qualify for listing on a national stock exchange, similar minimum criteria respecting, among other things, the Company's net worth and/or income from operation must be met.

---------
(5) "Public float" is defined as shares that are not held directly or indirectly by any officer or director of the issuer and by any other person who is the beneficial owner of more than 10 percent of the total shares outstanding.

      Accordingly, market transactions in the Company's common stock are subject to the "Penny Stock Rules" of the Securities and Exchange Act of 1934, which are discussed in more detail, below, under "Risk Factor No. 16. Applicability of Penny Stock Rules to Broker-Dealer Sales of Company Common Stock". These rules could make it difficult to trade the common stock of the Company because compliance with them can delay and/or preclude certain trading transactions. This could have an adverse effect on the ability of an investor to sell any shares of the Company's common stock.

      16. Applicability of "Penny Stock Rules" to Broker-Dealer Sales of Company Common Stock. As discussed above, at the present time, the Company's common stock is not listed on The Nasdaq SmallCap Stock Market or on any stock exchange. Although dealer prices for the Company's common stock are listed on the OTC Bulletin Board, trading has been sporadic and limited since such quotations first appeared on April 4, 1994. See "Market Information".

      The Securities Enforcement and Penny Stock Reform Act of 1990 requires special disclosure relating to the market for penny stocks in connection with trades in any stock defined as a "penny stock". Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share and is not listed on The Nasdaq SmallCap Stock Market or a major stock exchange. These regulations subject all broker-dealer transactions involving such securities to the special "Penny Stock Rules" set forth in Rule 15g-9 of the Securities Exchange Act of 1934 (the "34 Act"). It may be necessary for the Selling Shareholders and the Underlying Share Selling Shareholders to utilize the services of broker-dealers who are members of the NASD. The current market price of the Company's common stock is substantially less than $5 per share and such stock can, for at least for the foreseeable future, be expected to continue to trade in the over-the-counter market at a per share market price of substantially less than $5 (see "Market Information"). Accordingly, any broker-dealer sales of the Company's shares will be subject to the Penny Stock Rules. These Rules affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers of the Company's common stock to sell their shares in the secondary market, if such a market should ever develop.

      The Penny Stock Rules also impose special sales practice requirements on broker-dealers who sell such securities to persons other than their established customers or "Accredited Investors." Among other things, the Penny Stock Rules require that a broker-dealer make a special suitability determination respecting the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. In addition, the Penny Stock Rules require that a broker-dealer deliver, prior to any transaction, a disclosure schedule prepared in accordance with the requirements of the Commission relating to the penny stock market. Disclosure also has to be made about commissions payable to both the broker-dealer and the registered representative and the current quotations for the securities. Finally, monthly statements have to be sent to any holder of such penny stocks disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.
Accordingly, for so long as the Penny Stock Rules are applicable to the Company's common stock, it may be difficult to trade such stock because compliance with such Rules can delay and/or preclude certain trading transactions. This could have an adverse effect on the liquidity and/or price of the Company's common stock.

      17. Management's Lack of Industry Experience. Although Management has significant general business and engineering experience, potential investors should be aware that no member of management has been directly involved in administering a tire disintegration, recycling, or tire disintegration equipment manufacturing, business, except for Mr. Sanzaro, who has more than twenty years of experience in the recycling business (excluding tires) (see "Management - Directors and Executive Officers").

      18. Dependence on Key Personnel. The Company believes that its success depends to a significant extent on the efforts and abilities of certain of its senior management, in particular those of Terence C. Byrne, Chairman of the Board of Directors and Chief Executive Officer; Louis Sanzaro, President and Chief Operating Officer, and Louis V. Muro, Vice President in charge of engineering. The loss of any of these persons could have a material adverse affect on the Company's business, prospects, operating results, and financial condition. The Company has entered into employment agreements with Messrs. Byrne, Sanzaro, and Muro (see "Management - Employment Contracts and Termination of Employment and Changes - in - Control Arrangements"). The Company does not presently have key man life insurance policies and does not intend to obtain any unless required to do so under future financing arrangements. There can be no assurance that such policies will be available to the Company on commercially reasonable terms, if at all. Additionally, the ability of the Company to realize its business plan could be jeopardized if any of its senior management becomes incapable of fulfilling his obligations to the Company and a capable successor is not found on a timely basis. There can however be no assurance that, in such event, the Company will be able to locate and retain a capable successor to any member of its senior management.

      19. Regulatory and Environmental Considerations. The Company does not expect that its equipment manufacturing operations will be subject to any unusual or burdensome governmental regulations. However, the Company is presently in the process of making arrangements to own the First Production Model of the TCS Plant and to operate it as a "Tirex Advanced Products Plant" for the purpose of selling rubber crumb produced by operation of the TCS-1 Plant and manufacturing finished products, made wholly or partially from such rubber crumb (see "Existing and Proposed Businesses - Proposed TCS-1 Plant Operations:
Sales of Rubber Crumb and Manufacture and Sale of Finished Products"). The TCS-1 Plant is a "closed loop" system which does not use any chemicals, solvents, gases or other substances, which could result in emissions of any kind from the operation of the Plant and to the best of the Company's knowledge, will not result in the emission of air pollution, the disposal of combustion residues, the storage of hazardous substances (as is the case with other tire recycling processes such as pyrolysis), or the production of any significant amounts of solid waste which would have to be landfilled. However, the operation of a TCS-1 Plant will involve, to varying degrees and for varying periods of time, the storage of scrap tires which, with their size, volume and composition, can pose serious environmental problems. While the Company does not believe that such storage will normally involve quantities of tires so large or storage periods so extensive as to constitute the "stockpiling" of scrap tires, it should be noted that stockpiling, should it occur, could constitute a particularly serious environmental problem. Among the numerous problems relating to scrap tires, is that when stockpiled above ground, tires create serious fire, public health, and environmental hazards ranging from fires, which generate large and dense clouds of black smoke and are extremely difficult to extinguish, to the creation of vast breeding grounds for mosquitoes and vermin.

      As a result, many states have either passed or have pending legislation regarding discarded tires including legislation limiting the storage of used tires to specifically designated areas. The Company and other operators of TCS-1 Plants will therefore be subject to various local, state, and federal laws and regulations including, without limitation, regulations promulgated by federal and state environmental, health, and labor agencies. Establishing and operating a TCS-1 Plant for tire recycling will require numerous permits and compliance with environmental and other government regulations, on the part of the Company's customers, both in the United States and Canada and in most other foreign countries. The process of obtaining required regulatory approvals may be lengthy and expensive for both the Company and for its TCS-1 Plant customers. Moreover, regulatory approvals, if granted, may include significant limitations on either the Company's or its customer's operations. The EPA and comparable state and local regulatory agencies actively enforce environmental regulations and conduct periodic inspections to determine compliance with government regulations. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, seizure or recall of products, operating restrictions, and criminal prosecutions.

      Compliance with applicable environmental and other laws and regulations governing the business of the Company, and of all TCS-1 Plant Operators, may impose financial burdens that could adversely affect the business, financial condition, prospects, and results of operations, of the Company. Such adverse affects could include, but may not be limited to, the burden of compliance with laws and regulations governing the installation and/or operation of TCS-1 Plants discouraging potential customers from purchasing a TCS-1 Plant. Actions by federal, state, and local governments concerning environmental or other matters could result in regulations that could increase the cost of producing the recyclable rubber, steel, and fiber which are the by-products from the operation of the TCS-1 Plant and make such by-products less profitable or even impossible to sell at an economically feasible price level.

      The Company believes that existing government regulations, while extensive, will not result in the disability of either the Company or its TCS-1 Plant customers to operate profitably and in compliance with such regulations. However, since all government regulations are subject to change and to interpretation by local administrations, the effect of government regulation could conceivably prevent, or delay for a considerable period of time, the development of the Company's business as planned and/or impose costly new procedures for compliance, or prevent the Company or its TCS-1 customers from obtaining, or affect the timing of, regulatory approvals. Actions by federal, state, and local governments concerning environmental or other matters could result in regulations that could therefore increase the cost of producing the recyclable rubber, steel, and fiber which are the by-products from the operation of the TCS-1 Plant and make such by-products less profitable or even impossible to sell at an economically feasible price level, which could result in the
Company's or its TCS-1 customers' businesses being less profitable, or unprofitable, to operate. Continually changing government compliance standards and technology, could also affect the Company's future capital expenditure requirements relating to environmental compliance. Likewise, the burden of compliance with laws and regulations governing the installation and/or operation of TCS-1 Plants could discourage potential customers from purchasing a TCS-1 Plant which would adversely affect the Company's business, prospects, results, and financial condition. As a result, the business of the Company could be directly and indirectly affected by government regulations (See "Existing and Proposed Businesses - Government Regulation").

      20. Production and Supply. The Company intends to begin manufacturing the TCS-1 Plant on a commercial basis in March 1999. In connection therewith, the Company will be dependent on arrangements with its subcontractors for the manufacture and assembly of the principal components incorporated into the TCS-1 Plant (see Existing & Proposed Businesses "Agreements With Subcontractors"). It will therefore be substantially dependent on the ability of such subcontractors to satisfy performance and quality specifications and to dedicate sufficient production capacity for all TCS-1 Plant scheduled delivery dates. The Company believes that all of its subcontractors have the requisite manufacturing capabilities and the willingness to dedicate sufficient amounts of their manufacturing capacity to the Company to meet all TCS-1 Plant delivery dates, currently scheduled or expected to be scheduled within the next two years. However, no assurance can be given that this will in fact be the case and failure on the part of the Company's subcontractors in these regards would adversely affect the Company's ability to manufacture and deliver TCS-1 Plants on a timely and competitive basis. In such event the Company would have to replace or supplement its present subcontractors. There can be no assurance that should it be necessary to do so, the Company would be able to find capable replacements for its subcontractors on a timely basis and on terms beneficial to the Company, if at all; The Company's inability to do so would have a material adverse effect on its business (see Existing & Proposed BusinesseS: "Production and Supply").

      Components of the TCS-1 Plants, which are not manufactured by the Company's subcontractors specifically for the TCS-1 Plant, will be purchased, either directly by the Company or indirectly through its subcontractors from third-party manufacturers. The Company believes that numerous alternative sources of supply for all such components are readily available.

      21. Technological Changes. To date, the market for tire disintegration equipment has not, to the best of management's knowledge, been characterized by rapid changes in technology. However, there can be no assurance that new products or technologies, presently unknown to the Company, will not, at any time in the future and without warning, render the Company's tire disintegration technology less competitive or even obsolete. Moreover, the technology upon which the Company's tire disintegration system is based, could be susceptible to being analyzed and reconstructed by an existing or potential competitor. Although the Company has been issued a United States patent respecting its proprietary disintegration system, the Company may not have the financial resources to successfully defend such patent, were it is to become necessary, by bringing patent infringement suits against parties that have substantially greater resources than are available to the Company. The Company must continue to create innovative new products reflecting technological changes in design, engineering, and development, not only of new tire disintegration machinery, but of products, and machinery capable of producing products, which incorporate and recycle the rubber, steel, and/or fiber by-products which will be produced by the operation of the TCS-1 Plant. Failure to do so, could prevent to Company from gaining and maintaining a significant market for its products. This may require a continuing high level of product development, innovation, and expenditures. To the extent that the Company does not respond adequately to such technological advances, its products may become obsolete and its growth and profitability may be adversely affected.

      22. Competition. Although management believes that the Tirex Technology has distinct advantages over other existing tire disintegration methods, the Company will face competition from other equipment manufacturers, virtually all of whom will be larger than the Company, and will have substantially more assets and resources than the Company. Management intends to meet such competition by developing technological innovations which will make the TCS-1 Plant more economical and efficient than other tire disintegration methods although no assurance can be given that this will prove to be the case. (see "Existing and Proposed Businesses - Competition").

      23. Lack of Liability Insurance. The proposed TCS-1 Plant may expose the Company to possible product liability claims if, among other things, the operation of the TCS-1 Plant results in personal injury, death or property damage. There can be no assurance the Company will have sufficient resources to satisfy any liability resulting from such claims or will be able to cause its component suppliers or customers to indemnify or insure the Company against such claims. The Company does not presently intend to obtain product liability insurance prior to the commencement of commercial operation of the TCS-1 Plant. Should the Company determine that such insurance is necessary, there can be no assurance that affordable insurance coverage will be available in terms and scope adequate to protect the Company against material adverse effects in the event of a successful claim.

      24. No Dividends and None Anticipated. The Company has not paid any cash dividends, nor does it contemplate or anticipate paying any dividends upon its common stock in the foreseeable future.

      25. The Company's amended Certificate of Incorporation authorizes the issuance of 5,000,000 shares of "Class A Stock". Twenty thousand of such shares are reserved for issuance as preferred stock under an outstanding option therefor. The Board of Directors has the power to issue the balance of the Class A Stock in such series and classes and with such designations, rights and preferences as may be determined from time to time by the Board of Directors. The issuance of any series of preferred stock having rights superior to those of the common stock may result in a decrease in the value or market price of the common stock and could be used by the Board of Directors as a means to prevent a change in control of the Company. Such preferred stock issuances could make the possible takeover of the Company, or the removal of management of the Company, more difficult. The issuance of such preferred stock could discourage hostile bids for control of the Company in which shareholders could receive premiums for their common stock or warrants, could adversely affect the voting and other rights of the holders of the common stock, or could depress the market price of the common stock. Also, the voting power and percentage of stock ownership of the shareholders of the Company's outstanding capital stock can be substantially diluted by such preferred stock issuance. See also, Risk Factor No. 27 "Adverse Effects of Proposals to Be Presented at Annual Shareholders Meeting:
Anti-Takeover Provisions, Limitations on Shareholders Voting Rights, and Stock Bonuses to Management".

      26. Prior Notice Not Required For Shareholder Actions. None of the Company's securities is registered under Section 12 of the Securities Exchange Act of 1934, as amended (the "34 Act"). As a result, the Company is not subject to the Proxy Rules of Section 14 of the 34 Act. The Company is thus able to take shareholder actions in conformance with Section 228 of the Delaware General Corporation Act, which permits it to take any action which is required to, or may, be taken at an annual or special meeting of the shareholders, without prior notice and without a vote of the shareholders. Instead of such vote, the written consent or consents in writing, setting forth the action so taken, can be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted on such action. The only notice which shareholders other than those who consented to such action, are entitled to, is required to be given promptly after the action has been taken.

      27.  Adverse  Effects of Proposals to Be Presented at Annual  Shareholders
Meeting: Anti-Takeover Provisions, Limitations on Shareholders Voting Rights, and Stock Bonuses to Management. The Company intends to hold the 1999 annual meeting of its shareholders prior to the end of the current fiscal year. This will be the first meeting of the Shareholders ever called by the Company. The Board of Directors has proposed that the Company's Certificate of Incorporation should be amended and restated to contain provisions that may make it more difficult to acquire control of the Company by means of tender offer, over-the-counter purchases, a proxy fight, or otherwise. If adopted by the required vote of the Company's shareholders, the amendments will include: (i) the addition of a "fair price" provision to the Certificate of Incorporation that regulates business combinations with any person or group beneficially owning fifteen percent (15%) or more of the Company's common stock, including a voting requirement of seventy-five percent (75%) of the voting power of all outstanding voting shares of the Company (excluding shares held by such fifteen percent (15%) stockholder or group of stockholders) for a business combination, unless the business combination is approved by a majority of the members of the Board of Directors who have held office since prior to the date of the 1999 annual meeting (the "Continuing Directors") or satisfies certain minimum price and procedural requirements; (ii) the addition to the Certificate of Incorporation of a provision granting authority to the Board of Directors to adopt one or more shareholder rights plans, rights agreements, or other forms of "poison pills" in the future without further shareholder approval, (iii) the addition to the Certificate of Incorporation of a provision classifying the Board of Directors into three classes; (iv) the addition to the Certificate of Incorporation of a seventy-five percent

(75%) voting requirement for any stockholder action to be taken by written consent; (v) an amendment to the Certificate of Incorporation requiring the affirmative vote of the holders of seventy-five percent (75%) of the outstanding voting stock to amend, alter and repeal the By-laws and to allow the Board of Directors to amend, alter or repeal the By-laws without stockholder consent;
(vi) the addition to the Certificate of Incorporation of a provision electing to be governed by the provisions of Section 203 of the Delaware General Corporation Law which, under certain circumstances, imposes restrictions on proposed business combinations between a company and an interested stockholder of such company; (vii) the addition of a seventy-five percent (75%) voting requirement in order to amend, alter or repeal the foregoing proposed amendments to the Certificate of Incorporation; (viii) an amendment to the By-laws eliminating the ability of stockholders to call a special meeting; and (ix) the addition to the By-laws of a provision requiring that stockholders submit director nominations and other business to be considered at meetings of stockholders at least 90 days in advance of any such meeting of stockholders. The proposed amendments are not being submitted to the shareholders in response to any effort, of which the Company is aware, to accumulate the Company's common stock or to obtain control of the Company.

      The proposed amendments, individually and collectively, may have the effect of making more difficult and discouraging a merger, tender offer or proxy fight, even if such transaction or occurrence may be favorable to the interests of some or all of the Company's stockholders. The proposed amendments also may delay the assumption of control by a holder of a large block of the Company's common stock and the removal of incumbent management, even if such removal might be beneficial to some or all of the stockholders. Furthermore, the proposed amendments may have the effects of deterring or frustrating certain types of future takeover attempts that may not be approved by the incumbent Board of Directors, but that the holders of a majority of the shares of Company's common stock may deem to be in their best interests or in which some or all of the stockholders may receive a substantial premium over prevailing market prices for their stock.

      By having the effect of discouraging takeover attempts, the proposed amendments also could have the incidental effect of inhibiting certain changes in management (some or all of the members of which might be replaced in the course of a change of control) and also the temporary fluctuations in the market price of the Company's common stock that could result from actual or rumored takeover attempts. Moreover, tender offers or other non-open market acquisitions of stock are usually made at prices above the prevailing market price of a company's stock. In addition, acquisitions of stock in the open market by persons attempting to acquire control may cause the market price of the stock to reach levels that are higher than might otherwise be the case. Approval of the some or all of the proposed amendments may deter such purchases, particularly purchases for less than all of the Company's shares, and therefore may deprive holders of the Company's common stock of an opportunity to sell their shares at a temporarily higher market price.

      Purchasers of the Company's shares should note that such amendments, if adopted, will result in there being special requirements for supermajority shareholder approval of any subsequent business combination and the possibility that after an acquiror (for purposes of this discussion, an "Interested Shareholder") purchases a certain percentage of the Company's common stock, it will be forced to pay a higher price to other Company shareholders in such a business combination. This would likely would make it more costly for a third party to acquire control of the Company. Thus, the proposed amendments may decrease the likelihood of a tender offer for less than all of the shares of the common stock of the Company, which may adversely affect stockholders who desire to participate in such a tender offer. In certain cases, the proposed fair price amendment's minimum price provisions, while providing objective pricing criteria, could be arbitrary and not indicative of value. In addition, an Interested Stockholder may be unable, as a practical matter, to comply with all of the procedural requirements. In these circumstances, unless an Interested Stockholder were able to obtain special stockholder approval of a proposed Business Combination, it would be forced either to negotiate with the Board of Directors on terms acceptable to the Board or to abandon the proposed business combination. The proposed amendments also would give veto power to minority stockholders with respect to a proposed Business Combination that is opposed by a majority of Continuing Directors but that is desired by a majority of the Company's stockholders unless the minimum pricing and procedural requirements were met. If members of the Company's current management and principal shareholders were to maintain their current stock ownership, they would have the ability to block the requisite vote. In addition, the proposed amendments may tend to insulate incumbent directors against the possibility of removal in the event of a takeover attempt because only the Continuing Directors would have the authority to reduce to a simple majority or eliminate the special stockholder vote required for a particular Business Combination.

      While some of the proposed amendments would directly affect the possibility of the Company's being the subject of a tender offer or a hostile takeover, others will directly limit the ability of minority shareholders to participate in Company affairs. The classified Board of Directors provisions, will divide the Board of Directors into three classes of directors serving staggered two-year terms, with two directors to be elected at each annual meeting of shareholders. This will extend the time required to change the composition of the Board of Directors. The provision requiring shareholders to give 90 days advance notice to the Company of any nomination for election to the Board of Directors, or other business to be brought at any shareholders' meeting will make it more difficult for shareholders to nominate candidates to the Board of Directors who are not supported by management. This provision will make it more difficult to implement shareholder proposals even if a majority of shareholders are in support thereof. Each of these provisions may also have the effect of deterring hostile take-overs or delaying changes in control or management of the Company. In addition, the indemnification provisions of the Company's Certificate of Incorporation and Bylaws may represent a conflict of interest between management and the shareholders since officers and directors may be indemnified prior to any judicial determinations as to their conduct.

      Under Delaware law, each of the proposed amendments to the Certificate of Incorporation and By-laws described above requires the affirmative vote of the holders of a majority of the Company's outstanding shares of common stock. All of the proposals are permitted by law. If stockholders approve any or all of the proposed amendments, the Company will file a Restated Certificate of Incorporation that reflects the proposed amendments with the Secretary of State of the State of Delaware. Each of the proposed amendments adopted by the Company's stockholders will become effective regardless of whether any of the other proposed amendments to be acted upon at the Meeting is adopted.

      In addition to the proposed amendments to the Certificate of Incorporation and By-laws, the present Certificate of Incorporation authorizes the Board of Directors to issue shares of Class A Stock having such rights, preferences and privileges as designated by the Board of Directors without stockholder approval (see "Risk Factor No. 25 "Possible Adverse Effects of Authorization and Issuance of Preferred Stock").

ITEM 7. FINANCIAL STATEMENTS

      The financial statements of the Company, required to be included in this Report pursuant to Item 310(a) of Regulation S-B, are set forth below.

                              THE TIREX CORPORATION

                         (A Developmental Stage Company)

                              THE TIREX CORPORATION

                         (A Developmental Stage Company)

                                    I N D E X

                                                                            Page
                                                                            ----

Report of Independent Auditors                                               88

Consolidated Balance Sheet                                                   89

Consolidated Statements of Operations                                        90

Consolidated Statements of Stockholders' Equity (Deficit)                    91

Consolidated Statements of Cash Flows                                        93

Notes to Consolidated Financial Statements                                   95

                         Report of Independent Auditors

Board of Directors
The Tirex Corporation

We have audited the accompanying consolidated balance sheet of The Tirex Corporation (a development stage company) as of June 30, 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended, June 30, 1998 and 1997 and for the cumulative period from March 26, 1993, (date of inception) to June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Tirex Corporation (a development stage company) at June 30, 1998, and the results of their operations, and their cash flows for the years ended June 30, 1998 and 1997, and for the cumulative period from March 26, 1993, (date of inception) to June 30, 1998, in conformity with generally accepted accounting principles.

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

                                                Pinkham & Pinkham, P.C.
                                                Certified Public Accountants, PA

February 9, 1999
Cranford, New Jersey

                              THE TIREX CORPORATION
                         (A Developmental Stage Company)

                           Consolidated Balance Sheet
                                  June 30, 1998

                                     Assets

Current assets
  Cash and cash equivalents (Note 1)                     $  398,971
  Notes receivable (Note 8)                                 225,969
  Sales tax receivable                                      133,868
  R&D Investment tax credit receivable (Note 1)             855,818
  Prepaid expenses and deposits                             618,266
                                                         ----------
                                                                       2,232,892

Property and equipment, at cost, net of accumulated
depreciation of $16,747 (Notes 1 & 4)                                    977,288

Other assets
  Organization costs, net of accumulated
   amortization of $863 (Note 1)                                536
  Prepaid expenses and deposits                             445,677
Deferred financing costs (Note 3)                           158,255
                                                         ----------
                                                                         604,468
                                                                      ----------
                                                                      $3,814,648
                                                                      ==========

                       Liability and Stockholders' Equity

Current liabilities
  Notes payable (Note 5)                                 $  407,926
  Accrued expenses (Note 8)                               1,274,150
  Deposits payable (Note 8)                                 143,500
  Current portion of long-term debt (Note 6)                 34,118
                                                        -----------
                                                                       1,859,694

Other liabilities
Long term debt (net of current portion) (Note 6)            465,894
  Convertible subordinated debentures,
    long-term portion (Note 7)                            1,035,000
                                                        -----------
                                                                       1,500,894
Stockholders' equity (Notes 1,2,7,8,9,10,11 & 12)
 Common stock,  $.001 par value, authorized
  120,000,000 shares,  issued and outstanding,
   63,641,438 shares                                         63,642
 Class A stock;.001 par value, authorized 5,000,000
   shares issued and outstanding, 0 shares                     --
 Additional paid-in capital                              10,258,116
 Deficit accumulated during the development stage       (10,051,483)
 Unrealized gain on foreign exchange                        183,785
                                                                         454,060
                                                                    ------------
                                                                    $  3,814,648
                                                                    ============

                 See Notes to Consolidated Financial Statements

                              THE TIREX CORPORATION
                         (A Developmental Stage Company)

                      Consolidated Statements of Operations

                                                                    Cumulative
                                                                   Period from
                                                                  March 26, 1993
                                                                     (Date of
                                                                    Inception)
                                       Year Ended June 30,              to
                                                      1997         June 30, 1998
                                       1998        (Restated)       (Restated)
                                       ----        ----------       ----------

Revenues                          $    880,000    $       --      $    934,725

Cost of sales                          796,490            --           810,842
                                  ------------    ------------    ------------

Gross profit                            83,510            --           123,883

Operations
  General and administrative         1,970,277         278,948       2,956,340
  Depreciation and amortization         12,361           4,299          24,028
    Research and development         2,581,928       2,083,288       6,046,100
                                  ------------    ------------    ------------

Total expense                        4,564,566       2,366,535       9,026,468
                                  ------------    ------------    ------------

Loss before other income and
  expenses                          (4,481,056)     (2,366,535)     (8,902,585)
                                  ------------    ------------    ------------

Other income (expenses)
  Interest expense                     (53,387)         (8,531)        (64,006)
  Interest income                        2,540            --             2,540
    Income from stock options             --              --            10,855
    Loss on disposal of equipment         --            (2,240)         (2,240)
    Loss on foreign
    exchange (Note 1)                  (38,538)          1,027         (38,691)
                                  ------------    ------------    ------------

                                       (89,385)         (9,744)        (91,542)
                                  ------------    ------------    ------------

Net loss                          $ (4,570,441)   $ (2,376,279)   $ (8,994,127)
                                  ============    ============    ============

Net loss per common share         $       (.10)           (.08)   $       (.50)
                                  ============    ============    ============



Weighted average shares of common
 stock outstanding (Note 1)         45,704,410      27,992,502      17,988,254
                                 =============    ============    ============

                 See Notes to Consolidated Financial Statements

                              THE TIREX CORPORATION
                         (A Developmental Stage Company)

            Consolidated Statement of Stockholders' Equity (Deficit)

                                                                              Deficit
                                                                            Accumulated
                                                                Additional     During
                                                                  Paid-in   Developmental     Unrealized
                                             Common Stock         Capital      Stage            Foreign         Total
                                         Shares       Amount    (Restated)   (Restated)        Exchange       (Restated)
                                         ------       ------    ----------   ----------        --------       ----------

Balance at June 30, 1992               3,383,020      3,383       194,980    (1,057,356)           --          (858,993)


Stock issued for reorganization       18,650,000     18,650        76,155          --              --            94,805
Stock issued for services                100,000        100          (100)         --              --               --
Stock issued in exchange for
 warrants                                363,656        364          (364)         --              --               --
Forgiveness of debt                         --         --         728,023          --              --           728,023
Net loss for the year                       --         --            --        (165,296)           --          (165,296)
                                      ----------     ------       -------     ---------          ------        --------

Balance at June 30, 1993              22,496,676     22,497       998,694    (1,222,652)           --          (201,461)

Stock issued                               2,000          2            (2)          --             --               --
Exchange for debt                           --         --         149,170           --             --           149,170
Payments received for stock
 previously issued                          --         --         237,430          --              --           237,430
Net loss for year                           --         --            --        (179,296)           --          (179,296)
                                      ----------      -----       -------     ---------          ------         -------

Balance at June 30, 1994              22,498,676     22,499     1,385,292    (1,401,948)           --             5,843

Revision of common stock             (11,900,000)   (11,900)       11,900          --              --               --
Stock issued for services              5,592,857      5,592       513,908          --              --           519,500
Shares issued in exchange
 for debt                                200,000        200        24,300          --              --            24,500
Issuance of common stock                 402,857        401        21,915          --              --            22,316
Net loss for year                           --         --            --        (575,771)           --          (575,771)
                                      ----------    -------    ----------     ---------        --------         -------

Balance at June 30, 1995              16,794,390     16,792     1,957,315    (1,977,719)           --            (3,612)
                                      ----------    -------    ----------     ---------        --------         -------

                 See Notes to Consolidated Financial Statements

                              THE TIREX CORPORATION
                         (A Developmental Stage Company)

            Consolidated Statement of Stockholders' Equity (Deficit)

                                                                              Deficit
                                                                            Accumulated
                                                                Additional     During
                                                                  Paid-in   Developmental     Unrealized
                                             Common Stock         Capital      Stage            Foreign         Total
                                         Shares       Amount    (Restated)   (Restated)        Exchange       (Restated)
                                         ------       ------    ----------   ----------        --------       ----------

Balance at June 30, 1995               16,794,390      16,792    1,957,315   (1,977,719)           --           (3,612)

Stock issued for services               3,975,662       5,090      846,612          --             --          851,702
Shares issued in exchange
 for debt                                 391,857         392       29,008          --             --           29,400
Issuance of common stock                  710,833         710       80,161          --             --           80,871
Net loss for year                             --          --           --    (1,127,044)           --       (1,127,044)
                                       ----------     -------    ---------    ---------         -------      ---------

Balance at June 30, 1996               21,872,742      22,984    2,913,096   (3,104,763)           --         (168,683)

Stock issued for options                      --          --       912,838          --             --          912,838
Stock issued for services               5,067,912       3,955      690,234          --             --          694,189
Shares issued in exchange
 for debt                                 251,382         252       43,965          --             --           44,217
Issuance of common stock               10,257,936      10,259      335,132          --             --          345,391
Grants issued                                 --          --       408,597          --             --          408,597
Net loss for year                             --          --           --    (2,376,279)           --       (2,376,279)
                                     ------------     -------    ---------   ----------         -------      ---------

Balance at June 30, 1997               37,449,972      37,450    5,303,862   (5,481,042)           --         (139,730)

Stock issued for services               4,396,466       4,396      922,180          --             --          926,576
Stock issued for options                      --          --       948,500          --             --          948,500
Issuance of common stock               21,795,000      21,796    1,176,755          --             --        1,198,551
Unrealized foreign exchange                   --          --           --           --          183,785        193,785
Stock options issued and
 outstanding                                  --          --     1,236,913          --             --        1,236,913
Grants issued                                 --          --       669,906          --             --          669,906
Net loss for year                             --          --           --    (4,570,441)           --       (4,570,441)
                                     ------------     -------  ----------- ------------        --------      ---------

Balance at June 30, 1998               63,641,438     $63,642  $10,258,116 $(10,051,483)       $183,785      $ 454,060
                                     ============     =======  =========== ============        ========      =========

                 See Notes to Consolidated Financial Statements

                              THE TIREX CORPORATION
                         (A Developmental Stage Company)

                      Consolidated Statements of Cash Flows

                                                                                    Cumulative
                                                                                   Period from
                                                                                  March 26, 1993
                                                                                     (Date of
                                                                                    Inception)
                                                          Year ended June 30,           to
                                                                        1997       June 30, 1998
                                                         1998        (Restated)     (Restated)
                                                         ----        ----------     ----------

Cash flows from operating activities:
Net loss                                             $(4,570,441)   $(2,376,279)   $(8,994,127)
Adjustments to reconcile net loss to net cash
  Used in operating activities:
  Depreciation and amortization                           11,952          4,299         23,620
  Loss on disposal and abandonment of assets                --            2,240         15,559
  Stock issued in exchange for interest                     --            4,217          4,217
Stock issued in exchange for services and expenses       926,576      1,608,143      3,934,207
Stock options issued in exchange for services          2,185,413           --        2,185,413
  Unrealized gain on foreign exchange                    183,785           --          183,785
Change in assets and liabilities:
  (Increase) decrease  in:
 Employee advances                                       185,942       (185,942)          --
 Sales tax receivable                                    (83,584)       (50,284)      (133,868)
   R&D investment  tax credit receivable                (585,900)      (269,918)      (855,818)
 Other assets                                         (1,063,943)          --       (1,070,143)
  Increase in:
 Accrued expenses                                        381,896        656,325      1,295,274
 Due to stockholders                                        --             --            5,000
                                                     -----------    -----------    -----------
Net cash used in operating activities                 (2,428,304)      (607,199)    (3,406,881)
                                                     -----------    -----------    -----------

Cash flow from investing activities:

  Increase in note receivable                           (216,240)        (8,571)      (225,969)
  Equipment                                              (72,871)        (5,924)      (113,632)
  Equipment assembly costs                              (117,759)      (606,028)      (901,011)
  Organization cost                                         --             --            6,700
  Reduction of security deposit                             --             --           (1,542)
  Deferred start up costs                                 74,683        (74,683)          --
                                                     -----------    -----------    -----------

Net cash used in investing activities                   (332,187)      (695,206)    (1,235,454)
                                                     -----------    -----------    -----------

Cash flows from financing activities:
  Loan granted to director                                10,881        (10,881)          --
  Deferred financing costs                              (158,255)          --         (158,255)
  Proceeds from deposit                                 (336,500)       415,000        143,500
  Proceeds from note payable                             285,375         98,551        407,926
  Proceeds from issuance of convertible
   debentures                                          1,035,000           --        1,035,000
  Proceeds from loan payable                             299,467        200,545        535,012
  Proceeds from issuance of stock options                   --             --           20,000
                                                     -----------    -----------    -----------
Sub-total                                            $ 1,135,968    $   703,215    $ 1,983,183
                                                     -----------    -----------    -----------

                 See Notes to Consolidated Financial Statements

                              THE TIREX CORPORATION
                          A Developmental Stage Company

                      Consolidated Statements of Cash Flows

                                                                    Cumulative
                                                                    Period from
                                                                  March 26, 1993
                                                                     (Date of
                                                                     Inception)
                                              Year Ended June 30,        to
                                                            1997   June 30, 1998
                                                1998     (Restated)   (Restated)
                                                ----     ----------   ----------

Sub-total from prior page                   $1,135,968   $  703,215   $1,983,183

  Proceeds from grants                         669,906      408,597    1,078,503
  Proceeds from issuance of common
    stock                                       21,796       10,258       54,216
  Proceeds from additional paid-in
    capital                                  1,176,755      335,132    1,925,147
                                            ----------   ----------   ----------

  Net cash provided by  financing
    activities                               3,004,425    1,457,202    5,041,049
                                            ----------   ----------   ----------

 Net increase in cash                          243,934      154,797      398,714

  Cash and cash equivalents - beginning
   of year                                     155,037          240          257
                                            ----------   ----------   ----------

Cash and cash equivalents - end of period   $  398,971   $  155,037   $  398,971
                                            ==========   ==========   ==========

Supplemental Disclosure of Non-Cash Activities:

   In 1998 and 1997, the Company recorded an increase in common stock and in additional paid-in capital of $126,347 and $44,217, respectively, which was in recognition of the payment of debt. In 1998 and 1997 stock was issued in exchange for services performed and expenses in the amount of $800,229 and $1,608,143 respectively. In 1998 stock options were issued in exchange for services totaling $2,185,413.

   In 1997 the company exchanged a piece of equipment for forgiveness of a debt in the amount of $2,500.

Supplemental Disclosure of Cash Flow Information:

  Interest paid                             $       --   $       --   $   30,432
                                            ===========  ==========   ==========

  Income taxes paid                         $        --  $       --   $       --
                                            ===========  ==========   ==========

                 See Notes to Consolidated Financial Statements

                    The TIREX CORPORATION INC. AND SUBSIDIARY
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Note 1 -    Summary of Accounting Policies
            Change of Name

            In June, 1998 the Company changed its name from Tirex America, Inc. to The Tirex Corporation.

            Nature of Business

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

                              THE TIREX CORPORATION
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

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

            Effective with the March 26, 1993, closing date of the Acquisition Agreement (the "Closing Date"), the Company authorized an increase in the number of directors of the Company from three to six. Pursuant thereto, the Company appointed Messrs. Kenneth Forbes, Nicholas Campagna, and Alfred J. Viscido to fill the vacancies created in the size of the board. As an inducement to Messrs. Forbes, Campagna and Viscido to join the board of directors, the Company issued 250,000 shares of its common stock, $.001 par value to each of them. The Acquisition Agreement also provided for stock issuances in the form of finder's fees. Pursuant thereto, the Company issued 300,000 and 1,700,000 shares of its common stock, $.001 par value, to Joseph Territo and Edward Mihal, respectively.

            Effective March 24, 1994, George Fattell resigned as an officer and director of the Company. Per the terms of his resignation any future shares of the Company's common stock issued to Mr. Fattell are to be equally distributed to Louis V. Muro and Patrick McLaren.

                              THE TIREX CORPORATION
                         (A Developmental Stage Company)
                   Notes to Consolidated Financial Statements

            Effective January 18, 1995, Louis V. Muro and Patrick McLaren resign their positions as officers and directors of the Company. In addition to their resignations they acknowledged that none of the requisite performance levels for the release of any of the 11,900,000 escrow shares had been met and renounced all rights to such shares.

            Developmental Stage

            At June 30, 1998 the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

            Basis of Consolidation

            The consolidated financial statements include the consolidated accounts of The Tirex Corporation and its subsidiaries and Tirex Canada, Inc.. Tirex Canada, Inc. is held 49% by the Company and 51% by the shareholders of the Company. The shares owned by the shareholders are held in escrow by the Company's attorney and are restricted from transfer . All intercompany transactions and accounts have been eliminated in consolidation.

            Cash and Cash Equivalents

            For purposes of the statement of cash flows all certificates of deposits with maturities of 90 days or less, were deemed to be cash equivalents

            Property and Equipment

            Property  and  equipment  are  recorded  at  cost  less  accumulated
            depreciation.   Depreciation   is   computed   provided   using  the
            straight-line method over the estimated useful lives of five years.

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

                              THE TIREX CORPORATION
                         (A Developmental Stage Company)
                   Notes to Consolidated Financial Statements

            Adoption of Statement of Accounting Standard No. 123

            In 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages, but does not required companies to record at fair value compensation cost for stock-based compensation plans. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock
            Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The difference between the fair value method of SFAS-123 and APB 25 is immaterial.

            Organization Costs

            Organization costs are being amortized on a straight-line basis over a sixty month period.

            Adoption of Statement of Accounting Standard No. 128

            In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 changes the standards for computing and presenting earnings per share (EPS) and supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share."
            SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This Statement requires restatement of all prior-period EPS data presented.

            As it relates to the Company, the principal differences between the provisions of SFAS 128 and previous authoritative pronouncements are the exclusion of common stock equivalents in the determination of Basic Earnings Per Share and the market price at which common stock equivalents are calculated in the determination of Diluted Earnings Per Share.

            Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and warrants outstanding during the period.

                              THE TIREX CORPORATION
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Note 1 - Summary of Accounting Policies (continued) Adoption of Statement of Accounting Standard No. 128

            The adoption of SFAS 128 had no effect on previously reported loss per share amounts for the year ended June 30, 1997. For the years ended June 30, 1998 and 1997, primary loss per share was the same as basic loss per share and fully diluted loss per share was the same as diluted loss per share. A net loss was reported in 1998 and 1997, and accordingly, in those years the denominator was equal to the weighted average outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company's common stock, because to do so would have been anti-dilutive. Stock options for the purchase of 9,212,673 and 2,000,000 shares at June 30, 1998 and 1997, respectively, and warrants for the purchase of 2,000,000 shares at June 30, 1998 and 1997 were not included in loss per share calculations, because to do so would have been anti-dilutive.

            Fair Value of Financial Instruments

            The carrying amount of the Company's financial instruments, which principally include cash, note receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

            The fair value of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At June 30, 1998 and 1997, respectively, the carrying value of all financial instruments was not materially different from fair value.

            Income Taxes

            The Company has net operating loss carryovers of approximately $4 million as of June 30, 1998, expiring in the years 2004 through 2011. However, based upon present Internal Revenue regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock, most of this loss carryover may not be available to the Company.

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

            The Company has research and development investment tax credits receivable from Canada and Quebec amounting to $855,818.

                              THE TIREX CORPORATION
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

            Foreign Exchange

            Assets and liabilities of the Company which are denominated in foreign currencies are translated at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average rates throughout the year.

Note 2 -    Going Concern

            As shown in the accompanying financial statements, the Company incurred a net loss of $4,500,042 during the year ended June 30, 1998.

            In March 1993, the Company, which was still in the development stage, developed a new Business Plan. As at June 30, 1998 the Company was in the process of constructing a production quality machine for the cryogenic disintegration of used tires. At June 30, 1998, the Company was still in the development stage.

            The Company is currently in the process of formulating a plan to effect an additional public offering, the proceeds of which would be used for working capital and capital acquisitions. The ability of the Company to continue as a going concern is dependent on the success of the plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 -    Financing Costs

            During the year ended June 30, 1998 the Company incurred $158,255 in connection with debt financing (see Note). These costs have been capitalized in other assets and are being amortized over the terms of the financing. Amortization of financing costs and the write-off of other long-term assets for the year ended June 30, 1998 was $112,355.

Note 4 -    Property and Equipment

            Financing Costs

            As of June 30, 1998 plant and equipment consisted of the following:

            Furniture, fixtures and equipment           $ 34,575
            Leasehold improvements                        58,250
            Construction in progress                     901,210
                                                       ---------
                                                         994,035
            Less accumulated depreciation and
              amortization                                16,747
                                                       ---------
                                                       $ 977,288
                                                       =========

                              THE TIREX CORPORATION
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

            Depreciation and amortization expense charged to operations was $12,361 and $4,299 for the years ended June 30, 1998 and 1997, respectively.

Note 5 -    Notes Payable

            The Company has available a $700,000 line of credit which bears interest at the Canadian prime rate plus 1.25% . At June 30, 1998, $407,926 was outstanding against this line of credit. The note is collateralized by the personal guarantees of certain officers, certain equipment of Tirex Canada and guaranteed by The Tirex Corporation. The loan is guaranteed at a rate of 80% by the Societe' de Developpement industriel du Quebec and is repayable from the research and developmental investment tax credits received. The Canadian prime rate of interest at June 30, 1998 was 8%.

                             THE TIREX CORPORATION
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Note 6-     Long-Term Debt

            Federal Office of Regional Development (Ford-Q)              1998
            Loan payable under the Industrial  Recovery
            Program amounting to 20% of certain eligible
            costs incurred (maximum loan $500,000) repayable
            in annual  installments  over a forty-eight
            month period  following completion of the project,
            unsecured and non-interest  bearing. (If the
            Company defaults the loans become interest bearing)        $341,180

            Loans payable under the Program for the
            Development of Quebec SME's based on 50% of approved eligible costs for the preparation of market development studies in certain regions.
            Loans are unsecured and non-interest  bearing.
            (If the Company defaults the loans become interest bearing).

            - Loan payable over five years commencing
              June 2000 due June 2004                                   64,823

            - Loan payable over five years, commencing
              June 2001, due 2005                                        9,918

            - Loan payable in amounts equal to 1% of the annual
              sales in India through June 30, 2002                      13,647

            - Loan payable in amounts equal to 1% of annual
              sales in Spain through June 30, 2007                      13,647

            - Loan payable in amounts equal to 11/2% of annual
              sales in Spain and Portugal through June 30, 2004         56,797
                                                                     ---------

                                                                       500,012
            Less:  current portion                                      34,118
                                                                     ---------
                                                                      $465,894
                                                                     =========

                              THE TIREX CORPORATION
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

            Minimum principal repayments of each of the next five years as follows:

                  1999                                   $   34,118
                  2000                                       90,415
                  2001                                      129,517
                  2002                                      168,617
                  2003                                       32,581
                  Thereafter                                 44,764
                                                          ---------
                                                           $500,012
                                                          =========
Note 7 -    Convertible Subordinated Debentures

            Convertible subordinated debentures consist of the following:

                                             Type A                  Type B
                                             ------                  ------

     Balance a June 30, 1998                $500,000                $535,000

     Interest rate                             10%                     10%

     Maturity               Earlier of (i)-the           Earlier of (i)-two
                            completion of a public       years from the issue
                            offering yielding gross      date or (ii)-the
                            proceeds of not less than    completion of a public
                            8,000,000, (ii)-the closing  offering of its
                            on financing inexcess of     securities by the Maker
                            4,500,000, (iii)-
                            December 31, 1999

     Redemption rights      If not converted the         If not converted the
                            holder may require the       holder may require the
                            Company to redeem at any     Company to redeem at
                            time after maturity at a     any time after maturity
                            premium of 125%              for the principal
                                                         amount plus interest

                              THE TIREX CORPORATION
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Conversion ratio       75% of the average of the                  $.20 per share
                         closing  bid  price  of  the  common
                         stock as reported  by NASDAQ  during
                         the five day  period  preceding  the
                         Company's  receipt  of a  notice  of
                         conversion by a debenture holder.

Warrants As part of the debenture package, the Company issued 2,000,000 warrants to purchase a like number of shares of common stock at $.001 per share

Note 8 -    Related Party Transactions

            On July 22, 1994, 3,000,000 shares of The Tirex Corporation, Inc. were released from escrow and issued to Louis V. Muro and Patrick McLaren (1,500,000 shares each) in accordance with the terms and provisions of the Acquisition Agreement dated March 26, 1993.

            The Company entered into various employment agreements with the executive officers and general Counsel whereby the Company will pay a total of $565,000 a year plus benefits. All of the employment agreements call for terms ranging from 3 - 8 years. In addition to the employment services, the officers agree not to compete with the Company for the two year period following the termination of employment. If an officer is terminated other than for cause or for "good reason", the terminated officer will be paid twice the amount of their base salary for twelve months.

            Included in accrued expenses at June 30, 1998 is $17,076 of salary to officers which the company subsequently issued common stock for.

            At June 30, 1998 and 1997, the Company had notes receivable from various officers in the amount of $195,969 and $9,729, respectively. One note in the amount of $70,405 bears interest at an annual rate of 8% above prime through September 1998 and 2% above prime through September 1999 (the due date).The remaining notes are non-interest bearing and will be repaid during the year ending June 30, 1999.

            At June 30, 1998 the Company had a note receivable for $30,000 from a Company in which a director has a financial interest. The note bears interest at prime plus 2% and is due on demand.

            Deposits payable included an amount of $118,500 which are payable to companies which are owned by a director of the Company.

                              THE TIREX CORPORATION
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

            The revenue recognized during the year ended June 30, 1998 was received by a Company in which a director in the Company has a financial interest.

Note 9 -    Exchange of Debt for Common Stock

            In 1997, the Company recorded increases in common stock and paid-in capital of $50,000, which was in recognition for the exchange of common stock for debt owed to certain related parties to the Company.

Note 10 -   Common Stock

            During the years ended June 30, 1998 and 1997, the Company issued common stock to individuals in exchange for services performed totaling $926,577 and $1,651,245, respectively. Included in these amounts are payments to officers of the Company in exchange for salary in the amount of $361,945 and $1,393,114, respectively. The dollar amounts assigned to such transactions have been recorded at the fair value of the services received, because the fair value of the services received was more evident than the fair value of the stock surrendered.

Note 11 -   Stock Option

            On May 19, 1995, the Company sold to a director of the Company an option to purchase 20,000 shares of Cumulative Convertible Preferred Stock at an exercise price of $10 per share, exercisable during the two year period beginning May 19, 1995, and ending May 18, 1997. The director paid $20,000 for the option. The terms of the Preferred Stock purchasable under the option call for cumulative cash dividends at a rate of $1.20 per share and conversion into 2,000,000 or more shares of common stock. The conversion to common stock ratio varies depending on when the conversion is made. At May 29, 1997, the exercise period was extended until May 18, 1999.

   Compensatory Common Stock Options

                                                              Compensation Cost
                                                              For the Year Ended
                                          Number of Shares      June 30, 1998
                                          ----------------      -------------

Balance July 1, 1997                                   --        $      --

Stock options granted during the year
 ended June 30, 1998                             15,712,673        2,185,413

Stock options exercised during the year
 ended June 30, 1998                             (6,500,000)        (948,500)
                                                -----------      -----------

Balance at June 30, 1998                          9,212,673      $ 1,236,913
                                                ===========      ===========

                              THE TIREX CORPORATION
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

            The options expire at various dates through April 2000. The exercise price ranges from .001 to .40 with the weighted average exercise price equal to .1177.


Note 12 -   Acquisition by Merger of RPM Incorporated

            During November 1997, the Company entered into a merger agreement with RPM Incorporated ("RPM"). The Company acquired all of the assets and liabilities of RPM by acquiring all of the outstanding common stock of RPM in exchange for common stock in the Company on a unit for unit basis. RPM ceased to exist following the exchange.

            The assets and liabilities acquired by the Company from RPM consist of the proceeds from the sale of debentures as well as the debentures of $535,000. The financing fees on the issuance of the debentures totaling $61,755 is included in the statement of operations for the year ended June 30, 1998. A total of 535,000 shares were issued as a result of the merger valued at $16,050. A total of $16,050 was received for this stock.

            The Company entered into an additional agreement with the former shareholders of RPM for a consulting agreement for a period of 5 years expiring in June, 2002. In exchange for this consulting agreement, 3,000,000 shares of common stock were issued valued at $240,000. Other than the consulting agreement and the issuance of the debentures, RPM was inactive.

            For accounting purposes the Company recorded the merger as a purchase and not as a pooling of interests.

 Note 13 -  Government Assistance

            The Company receives financial assistance from Revenue Canada and Revenue Quebec in the form of scientific research tax credit. During the year ended June 30, 1998 the company received approximately $670,000 which has been recorded as paid in capital.

Note 14 -   Commitments

            The Company leases office space under an agreement for a term from July 1, 1997 to June 30, 2000. The Company has an option to renew this lease for an additional three years. Minimum rentals in each of the next three years is as follows:

                  June 30,                           Amount
                  --------                          -------
                    1999                            $18,967
                    2000                             18,967
                                                    -------
                                                    $37,934
                                                    =======

                              THE TIREX CORPORATION
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

            The Company also leases warehouse space at an annual minimum rent of $82,000 for the first year, $169,000 for the second year and $211,000 per year for the third through the fifth year. The lease expires 2003. The Company is also responsible for its proportionate share of any increase in real estate taxes and utilities. Under the terms of the lease, the Company is required to obtain adequate public liability and property damage insurance. The minimum future rental payments under this lease are as follows:

                  June 30,                           Amount
                  --------                         ---------
                    1999                            $108,800
                    2000                             176,900
                    2001                             204,100
                    2002                             204,100
                    2003                             170,100
                                                   ---------
                                                   $ 864,000
                                                   =========

            Rental expense for the year ended June 30, 1998 amounted to $55,532.

Note 15 -   Subsequent Event

            Subsequent to the year end, the Company received an additional amount of approximately $55,000 under the Innovation, Development, Entrepreneurship and Access Program for Quebec SME's (IDEA-SME).

Note 16 -   Warrants

            Note 6 and note 10 address stock warrants and options that are outstanding at June 30, 1998. The Company also has warrants and options outstanding to purchase 843,750 shares of common stock which expire at various dates through July 1999. These rights can be exercised at various rates from .125 through .40.

Note 17 -   Prior Period Adjustments

            The financial statements for June 30, 1997 and for the cumulative period from March 26, 1983 to June 30, 1998 have been stated to reflect additional officers compensation of $912,838. These financial statements have also been restated to reclassify $306,250 of consulting fees to June 30, 1996. The stock was issued during the year ended June 30, 1997 for services performed in the prior year. In addition, the financial statements for the cumulative period from March 26, 1993 to June 30, 1998 have been adjusted to reflect additional officers compensation totaling $366,050 and other compensation totaling $32,280. In addition, grants issued during the year ended June 30, 1997 totaling $408,597 have been reclassified to research and development expense.

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There  was  no  resignation  or  dismissal  of  the  Company's   principal
independent accountant during the two most recent fiscal years and the interim period subsequent thereto.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees

      The following sets forth, as of February 19, 1999, the names and ages of all directors, executive officers, and other significant employees of the Company; the date when each director was appointed; and all positions and offices in the Company held by each. Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified:

                                                                 Date
                                       Offices                Appointed
       Name             Age             Held                   Director
       ----             ---             ----                   --------

Terence C. Byrne        41        Chairman of the              Jan. 18, 1995
                                  Board of Directors and
                                  Chief Executive Officer

Louis V. Muro           66        Vice President               Jan. 1, 1996
                                  of Engineering
                                  and Director

John L. Threshie, Jr.   44        Vice President, and
                                  Assistant Secretary          Not Applicable

Louis Sanzaro           48        President,                   January 17, 1997
                                  Chief Operating Officer,
                                  and Director

Michael D.A. Ash        49        Secretary, Treasurer, and
                                  Chief Financial and
                                  Accounting Officer           Not Applicable

John G. Hartley         51        Director                     February 21, 1995

Henry Meier             42        Director                     February 11, 1999

Jean Frechette          50        President and Chief          Not Applicable
                                  Operating Officer of
                                  The Tirex Corporation
                                  Canada Inc. and of
                                  Tirex Canada R&D Inc.

      The board of directors has no standing committees other than the executive committee which consists of three members. The present members of the executive committee are Terence C. Byrne, Louis V. Muro, and Louis Sanzaro. The executive committee can exercise all powers of the full board with respect to the management of the Company's business.

      Subsequent to the period covered by this report, on February 11, 1999, the Company instituted an overall management restructuring and reorganization, which is presently being implemented by the Company. The reasons for such reorganization did not involve any disagreements among management members or between the Company and any such individuals. Rather, it was the agreed consensus of all members of management that the Company is presently in the process of evolving out of the developmental stage and into an early operational stage and that, reflecting such development, its management and personnel requirements are growing and changing. The current reorganization of the Company's management is being effected for the purpose of better positioning the Company to change its focus from pure research and development activities to a combination of commercial, revenue producing operations and continuing research and development activities. The Company believes that the reorganization of its management will maximize and enhance its ability to meet the changing needs and requirements of its business as it grows and develops.

      The management reorganization included the following: Alan Crossley and John L. Threshie, Jr. resigned from the Board of Directors. Mr. Threshie resigned from the position of secretary, has been appointed assistant secretary, and continues to serve as vice president of the Company. Mr. Crossley continues to serve as Director of European Market Development. The Company intends to ask Mr. Crossley to join an advisory board proposed to be established. Further, Terence C. Byrne resigned his positions as president, treasurer, and chief financial and accounting officer, and was appointed chairman of the board of directors. Mr. Byrne continues to hold the office of chief executive officer of the Company. Louis Sanzaro resigned his position as vice president and was appointed president the Company. Mr. Sanzaro was also appointed to the executive committee of the board of directors to fill the vacancy created by John G. Hartley's resignation therefrom. Mr. Sanzaro continues to hold the office of chief operating officer of the Company. Jean Frechette joined the Company in August 1998 as president, chief operating officer, and the director of the Company's wholly-owned subsidiary, The Tirex Corporation Canada, Inc. In January 1999, Michael Ash joined the Company and as part of the reorganization, he was appointed secretary, treasurer, and chief financial and accounting officer. Finally, Vijay Kachru resigned her position of vice president of marketing development. Ms. Kachru will continue to be employed by the Company in other capacities.

Family Relationships

      No family relationship has ever existed between any director, executive officer of Company or any person contemplated to become such.

Business Experience

      The following summarizes the occupation and business experience during the past five years for each director, executive officer and significant employee of the Company. A significant employee is a person who is not an executive officer of the Company but who is expected to make a significant contribution to the business of the Company.

      TERENCE C. BYRNE. Mr. Byrne joined the Company on January 18, 1995 and has served as chief executive officer and director of the Company since such date. From January 18, 1995 through February 11, 1999, Mr. Byrne served as president, treasurer, and chief financial and accounting officer of the Company. On February 11, 1999, Mr. Byrne was appointed chairman of the board of directors. He has also served as the chairman of the board of directors and the chief executive officer of The Tirex Corporation Canada Inc. and Tirex Canada R&D Inc. since June 1998 and May 1995 respectively. He holds a Bachelor's degree in Economics from Villanova University in Philadelphia. Mr. Byrne has been the controlling shareholder and an officer and director of Bartholemew & Byrne, Inc., a consulting firm specializing in corporate finance and general business consulting, since its founding in January 1993. From September 1992 through August 1993, he directed European marketing and business development for Pacer Plants Corporation, a public company engaged in the business of systems engineering for high tech industries. From July 1989 to August 1992, Mr. Byrne served as president of Digital Optronics Corporation, a public company which, until August 1992, was engaged in the business of manufacturing digital optronic measuring devices, (principally) for the defense industry. From November 1988 (prior to being acquired by Digital Optronics) until March 1992, Mr. Byrne also served as president and a director of Byrne Industries, Inc.("BII"), a wholly-owned subsidiary of Digital Optronics, Inc. BII was, until the drastic down-turn in the defense industry in March of 1991, in the business of manufacturing electronic defense equipment as a sub-contractor to major multi-billion dollar defense industry companies, such as Lockheed Aviation.

      LOUIS V. MURO. Mr. Muro acted as an engineering consultant to the Company from January 18, 1995 until January 1, 1996 when he was appointed as a director and as vice president in charge of engineering. Mr. Muro served as a director of the Company from December 29, 1992 until January 18, 1995. He also served as the Company's secretary from December 29, 1992 until March 1994 when he was appointed president of the Company, a position he held until January 18, 1995. He has also served as the vice president in charge of engineering and as a director of The Tirex Corporation Canada Inc. and Tirex Canada R&D Inc. since June 1998 and May 1995 respectively. Mr. Muro received a B.S. degree in Chemical Engineering from Newark College of Engineering in 1954, since which time he has continually been employed as a chemical engineer. From 1974 to 1993 Mr. Muro has been the sole proprietor of Ace Refiners Corp. of New Jersey, a precious metals refinery. From 1971 to 1974, he worked as an independent consultant and from 1964 until 1971, he was director of research and development for Vulcan
Materials Corporation in Pittsburgh, Pa., a public company engaged in the business of recovering useable tin and clean steel from scrap tin plate. From 1960 to 1964, Mr. Muro was the sole proprietor of Space Metals Refining Co. in Woodbridge, NJ, a company involved in the purification of scrap germanium to transistor grade metal. From 1959 to 1960 he was employed by Chemical
Construction Co., of New Brunswick, NJ, where he developed a process for the waste-free production of urea from ammonia, carbon dioxide and water. From 1954 to 1959, Mr. Muro worked in the research and development department at U.S. Metals Refining Co. in Carteret, NJ where he was involved with the refinement of precious metals.

      JOHN L. THRESHIE, JR. Mr. Threshie has served as a vice president of the Company since June 1995. He was appointed Assistant Secretary of the Company on February 11, 1999. From December 1996 until February 11, 1999, Mr. Threshie held the position of secretary, and from June 1995 until February 11, 1999, as a director, of the Company. He also served as a director for The Tirex Corporation Canada Inc. and Tirex Canada R&D Inc. from June 1998 and June 1995, respectively, until February 11, 1999. He has more than fourteen years of experience in the areas of management, marketing and sales primarily in the field of advertising. Mr. Threshie holds a Bachelor of Science Degree in Business from the University of North Carolina. He was employed as an insurance and financial broker by Primerica Financial Services from 1991 through 1994.
From 1988 to 1990, Mr. Threshie was an advertising account supervisor for Ammirati & Puris Inc., an advertising firm in New York. From 1983 to 1988 Mr. Threshie was employed as a senior account executive at the advertising firm of Saatchi and Saatchi, Inc. From 1979 to 1983 Mr. Threshie was employed by Milliken & Co. as a sales representative.

      LOUIS SANZARO. Mr. Sanzaro has been a director of the Company since January 1997 and a director of The Tirex Corporation Canada Inc. since June 1998. He served as a consultant to the Company from January 1, 1997 until June 1998, when he was appointed Vice President of Operations and Chief Operating Officer (see, below, "Certain Relationships and Related Transactions"). On February 11, 1999, Mr. Sanzaro resigned as vice president of operations and was appointed to the position of president of the Company. Mr. Sanzaro holds a degree in marketing from Marquette University. In 1997, he was named "Recycler of the Year" for the State of New Jersey and was also awarded the distinction of being named "Recycling Processor of the Decade" by Ocean County, New Jersey. He is the President and a member of the Board of Directors of the nation-wide, Construction Material Recycling Association. Since 1986, Mr. Sanzaro has served as President and CEO of Ocean County Recycling Center, Inc. ("Ocean County Recycling"), in Tom's River, New Jersey. Ocean County Recycling is in the business of remanufacturing construction and demolition debris for reuse as a substitute for virgin materials in the construction and road building industries. In addition, since 1989, Mr. Sanzaro has served as Vice President and COO of Ocean Utility Contracting Co., Inc., a New Jersey the Company engaged in the installation of sewer and water main pipelines and the construction of new roadway infrastructure. From 1973 until 1990, Mr. Sanzaro was the President and CEO of J and L Excavating and Contracting Co., Inc., a company engaged in the construction of residential, commercial, industrial, and government building. Mr. Sanzaro was a member of the Board of Directors of the New Jersey state-wide Utility Transportation.

      JOHN G. HARTLEY. Mr. Hartley holds a Bachelor of Science Degree in Economics from Manchester University in England. In addition to serving as a director for the Company, he has served as a director for The Tirex Corporation Canada Inc since June 1998. He has acted as a director of Pacer Plants Inc. since 1985. Pacer Plants is a publicly held company with offices in Boston, Mass. and is engaged in the business of Plants Engineering for high tech industries. Since 1993, Mr. Hartley has also served as a consultant to Moore Rowland International, an investment banking firm headquartered in Monaco.

      MICHAEL  D.A.  ASH.  Mr. Ash joined the  Company on January 11,  1999.  On
February 11, 1999, Mr. Ash was appointed secretary, treasurer, and chief financial and accounting officer of the Company. Mr. Ash graduated with a Bachelor's Degree in business Administration, Magna Cum Laude, from Bishop's University in Quebec in 1970, and with an MBA, with Distinction, from Harvard Business School in 1975. Mr. Ash is also a Chartered Accountant, (Canadian equivalent to a CPA), having qualified for this professional designation in 1972 while employed by Coopers & Lybrand. Since graduation from Harvard, Mr. Ash has spent most of his career with the Government of Canada, first with the Office of the Comptroller General in Ottawa and, for the last eighteen years, with a federal regional economic and industrial development agency in Montreal where he gained wide-ranging exposure to a very large number of companies and industrial sectors, ranging from developmental companies to major multi-national corporations. For ten years during this time period, Mr. Ash was also a part-time lecturer in accountancy at Concordia University in Montreal for students registered in the program leading to the Chartered Accountancy designation.

      HENRY P. MEIER. Mr. Meier was appointed to the board of directors of the Company on February 11, 1999. He holds a Bachelor of Science Degree in Business from Rider University, Lawrenceville, New Jersey and a Master's Degree in Business from Monmouth University, West Long Branch, New Jersey. Mr. Meier has worked as a Certified Public Accountant since 1984, maintaining own accounting practice (Henry P. Meier C.P.A.) since 1993. From 1992 until 1996, Mr. Meier was Chief Financial Officer of Basic Line, Inc., a multi-million dollar plastic houseware manufacturer. Since 1996, he has served as Chief Financial Officer of the "Ocean Group", a group of companies specializing in the fields of remanufacturing of construction and demolition debris for reuse, tire recycling, construction payroll leasing and real estate ownership from 1996 to present. Louis Sanzaro, the Company's President and Chief Operating Officer is a controlling person of all entities included in the "Ocean Group".

      JEAN FRECHETTE. Mr. Frechette has served as the president, chief operating officer and a director of the Company's wholly owned subsidiary, The Tirex Corporation Canada, Inc., since August 17, 1998. He has also served in similar capacities for Tirex Canada R&D Inc. since August 17, 1998. Mr. Frechette holds degrees and certificates in business management, commercialization, market development, and distribution. Before joining the government of Quebec in 1990 he served in the private sectors of industrial and commercial companies for more than 20 years in various management positions. From 1990 to 1993, Mr. Frechette was employed by the Government of the Province of Quebec to manage a government study respecting value added distribution services and to report on the problems facing Quebec companies. From 1993 to 1996, Mr. Frechette served as Acting Director for the Department of Market Development and Commercial Activities and the Administration of Business Laws of the Government of Quebec. During that period he also served on the Committee for the Reorganization of the Department of Industry, Trade, Technologies, and Commerce and on the Inter Provincial Trade Barriers Board. In 1996, Mr. Frechette was asked by the office of the Vice Prime Minister to join the Foreign Investment Services and to prepare and execute strategies to attract foreign investment to Quebec. Serving in this capacity until July 1998, Mr. Frechette has been involved with bringing together foreign investment capital and Canadian companies in need of financing. During his tenure, Mr. Frechette introduced potential foreign investments, in the amount of approximately four billion Canadian dollars (CA $4,000,000,000), to Canadian companies. As of July 31, 1998, approximately CA $1.4 billion dollars of such foreign capital has been invested. Non Canadian investors brought into Canadian Companies under Mr. Frechette's purview have included, among others, ABB, Biomatrix, Haig, Komatsu, Nordx/CDT, Lockheed Martin, Mitec Telecom, Ilco - Unican, CES Group, Iris, SCI Systems, and Osram Sylvam.

Compliance With Section 16(a) of the Exchange Act.

      None of the Company's securities have been registered pursuant to Section 12 of the Exchange Act of 1934, as amended (the "Exchange Act"). Therefore,
Section 16(a) of the Exchange Act is not applicable.

ITEM 10.  EXECUTIVE COMPENSATION

Current Remuneration

      Except for individually negotiated employment agreements with its executive officers, the Company has no stock option or stock appreciation rights, long term or other incentive compensation plans, deferred compensation plans, stock bonus plans, pension plans, or any other type of compensation plan in place for its executive officers, directors, or other employees. Except pursuant to the terms of their respective agreements, none of its executive officers or directors have ever received compensation of any such types from the Company pursuant to plans or otherwise. The following table sets forth information concerning the annual compensation received or accrued for services provided in all capacities to the Company for the fiscal years ended June 30, 1996, 1997, and 1998 by the Company's chief executive and all executive officers of the Company serving as such as at June 30, 1998 or at any time during the year ended June 30, 1998 whose compensation may be deemed for these purposes to have exceeded $100,000 (see "Executive Compensation - Employment Contracts and Termination of Employment and Change-in-Control Arrangements") In all instances where cash salary payments are described as having been "waived", unregistered shares of the Company's common stock were issued in lieu of such cash payments and no further payments, in cash or stock, are due in respect of such waivers. Stock issued in lieu of cash salary payments was valued at one-half the average market price of such stock during the periods in which such salary was earned. Determination of the market price for such purpose was based upon the average of the bid and ask prices of such stock, as traded in the over-the-counter market and quoted in the OTC Bulletin Board. The 50% discount from the market price was determined arbitrarily, by negotiation between the iteria such as assets, book value, or prospective earnings. The market prices of the Company's common stock and the liquidity of such market has historically been volatile. Future announcements concerning the Company or its competitors, including the results of testing, technological innovations or new commercial products may have a significant impact on the market price of the Company's securities. Management believes that, as of the dates when such shares were issued, they had no or only very minimal actual market value and the actual potential market value of such shares, if any, was at such dates, and as at the date hereof remains, highly contingent upon, and subject to, extremely high risks (see, below, Note 7 to the Summary Compensation Table).

                           SUMMARY COMPENSATION TABLE

============================================================================================
                                                             Annual Compensation
--------------------------------------------------------------------------------------------
     Name and Principal
         Position                        Year
--------------------------------------------------------------------------------------------
                                                    Salary             Bonus        Other
                                                      ($)               ($)          ($)
--------------------------------------------------------------------------------------------
                                         1998   $250,000(1)(7)(8)   (7) (8) (9)   $5,075(10)
                                         ---------------------------------------------------
           Terence C. Byrne              1997   $250,000(2)(7)(8)   (7) (8) (9)   $  422(10)
President, and Chief Executive Officer   ---------------------------------------------------
                                         1996   $250,000(3)(7)(8)   (7) (8) (9)   $    0
--------------------------------------------------------------------------------------------
            Louis V. Muro                1998   $150,000(4)(7)(8)   (7) (8) (9)   $4,224(10)
    Vice President of Engineering        ---------------------------------------------------
                                         1997   $150,000(5)(7)(8)   (7) (8) (9)   $1,056(10)
                                         ---------------------------------------------------
                                         1996   $150,000(6(7)(8)    (7) (8) (9)   $    0
============================================================================================

Notes To Summary Compensation Table Appear on Following Page:

(1) For the year ended June 30, 1998, Mr. Byrne received cash salary payments from the Company in the aggregate amount of $70,362.68. (This does not include cash disbursements made to Mr. Byrne during fiscal 1998 by way of reimbursements for expenses paid by him for or on behalf of the Company). Mr. Byrne waived cash payment of the balance of $179,637.32 in salary payments and $3,750 in reimbursable expenses due to him under the terms of his employment agreement with the Company (the "Byrne Executive Agreement") for fiscal 1998. The terms and conditions of the Byrne Executive Agreement, which calls for an annual salary in the amount of $250,000, are discussed in more detail, below, under the caption, "Employment Contracts and Termination of Employment and Change-in-Control Arrangements - Executive Agreements". In lieu of cash payment of salary and reimbursable expenses, Mr. Byrne agreed to accept shares of the Company's stock, valued at one-half the average market price of such stock during the periods in which such salary was earned or such expenses were incurred. The number of Compensation Shares issued to Mr. Byrne for services rendered pursuant to his Executive Agreement during fiscal 1998 and for unreimbursed expenses incurred during fiscal 1998 aggregated to 1,303,920 shares. However, in September 1998 computational errors that resulted in understatements of salary paid to Mr. Byrne for the periods July 1, 1997 - November 30, 1997 and December 1, 1997 - March 31, 1998 were discovered. As a consequence thereof, Mr. Byrne was informed that he would have to return to the Company for cancellation an aggregate of 508,109 (the "Return Shares") of the 1,303,920 Compensation Shares. 22,804 of the Return Shares consist of Compensation Shares received by Mr. Byrne in December 1997 and 485,305 Return Shares consist of Compensation Shares received by Mr. Byrne in April 1998. In December 1998, Mr. Byrne returned the 485,305 Return Shares received by him in April 1998. The 22,804 Return Shares received by him in December 1997 were subsequently transferred to an assignee of Mr. Byrne. Mr. Byrne is currently arranging for the return of these shares. For a discussion in detail of all issuances of Compensation Shares made to Mr. Byrne during fiscal 1998, including the dates, amounts, and share prices thereof, reference is made to, "Certain Relationships and Related Transactions - Issuance of Stock in Lieu of Salaries and Consulting Fees and Stock Restriction Agreements", below. Subsequent to June 30, 1998, Mr. Byrne has continued to waive payment of substantial portions of his contractual salary and he has agreed to continue to waive all or part of such salary until the Company's financial position improves significantly.

(2) For the year ended June 30, 1997, Mr. Byrne received cash salary payments from the Company in the aggregate amount of $62,457. (This does not include cash disbursements made to Mr. Byrne during fiscal 1997 by way of reimbursements for expenses paid by him for or on behalf of the Company). Mr. Byrne waived cash payment of the balance of $187,543 in salary payments due to him under the terms of his employment agreement with the Company (the "Byrne Executive Agreement") for fiscal 1997. The terms and conditions of the Byrne Executive Agreement, which calls for an annual salary in the amount of $250,000, are discussed in more detail, below, under the caption, "Employment Contracts and Termination of Employment and Change-in-Control Arrangements - Executive Agreements". In lieu of cash payment of salary, Mr. Byrne agreed to accept shares of the Company's stock, valued at one-half the average market price of such stock during the periods in which such salary was earned. The number of Compensation Shares issued to Mr. Byrne for services rendered pursuant to his Executive Agreement during fiscal 1997 aggregated to 1,130,217 shares. For a discussion in detail of all issuances of Compensation Shares made to Mr. Byrne during fiscal 1997, including the dates, amounts, and share prices thereof, reference is made to, "Certain Relationships and Related Transactions - Issuance of Stock in Lieu of Salaries and Consulting Fees and Stock Restriction Agreements", below.

(3) For the year ended June 30, 1996, Mr. Byrne received cash salary payments from the Company in the aggregate amount of $17,424. (This does not include cash disbursements made to Mr. Byrne during fiscal 1996 by way of reimbursements for expenses paid by him for or on behalf of the Company). Mr. Byrne waived cash payment of the balance of $ 232,576 in salary payments due to him under the terms of Byrne Executive Agreement for the year ended June 30, 1996. In lieu of cash payment of salary, Mr. Byrne agreed to accept shares of the Company's stock, valued at one-half the average market price of such stock during all or part of the period in which such salary was earned. The number of Compensation Shares issued to Mr. Byrne for services rendered pursuant to his Executive Agreement during fiscal 1996 aggregated to 1,676,075.

(4) For the fiscal year ended June 30, 1998, Mr. Muro received cash salary payments from the Company, in the aggregate amount of $62,023.44. (This does not include cash disbursements made to Mr. Muro during fiscal 1998 by way of reimbursements for expenses paid by him for or on behalf of the Company.) Mr. Muro waived cash payment of the aggregate balance of $87,976.06 in salary payments and $3,750 in reimbursable expenses due to him under the terms of his employment agreement with the Company (the "Muro Executive Agreement") for fiscal 1998. In lieu thereof, Mr. Muro agreed to accept shares of the Company's stock, valued at one-half the average market price of such stock during the periods in which such salary was earned or such expenses were incurred. The number of Compensation Shares issued to Mr. Muro for services rendered pursuant to his Executive Agreement and for unreimbursed expenses incurred during fiscal 1998 aggregated to 650,957 shares. However, in September 1998 computational errors that resulted in understatements of salary paid to Mr. Muro for the periods July 1, 1997 - November 30, 1997 and December 1, 1997 - March 31, 1998 were discovered. As a consequence thereof, Mr. Muro was informed that he would have to return to the Company for cancellation an aggregate of 230,077 (the "Return Shares") of the 650,957 Compensation Shares. 4,298 of the Return Shares consist of Compensation Shares received by Mr. Muro in December 1997 and 225,779 Return Shares consist of Compensation Shares received by Mr. Muro in April 1998. In December 1998, Mr. Muro returned all of the Return Shares. For a discussion in detail of all issuances of Compensation Shares made to Mr. Muro during fiscal 1998, including the dates, amounts, and share prices thereof, reference is made to "Certain Relationships and Related Transactions Issuance of Stock in Lieu of Salaries and Consulting Fees", below. Subsequent to June 30, 1998, Mr. Muro has continued to waive payment of substantial portions of his contractual salary and he has agreed to continue to waive all or part of such salary until the Company's financial position improves significantly.

(5) For the fiscal year ended June 30, 1997, Mr. Muro received cash salary payments from the Company in the aggregate amount of $51,510. (This does not include cash disbursements made to Mr. Muro during fiscal 1997 by way of reimbursements for expenses paid by him for or on behalf of the Company.) Mr. Muro waived cash payment of the aggregate balance of $98,490 in salary payments due to him under the terms of his employment agreement with the Company (the "Muro Executive Agreement") for the year ended June 30, 1997. In lieu thereof, Mr. Muro agreed to accept shares of the Company's stock, valued at one-half the average market price of such stock during the periods in which such salary was earned. The number of Compensation Shares issued to Mr. Muro for services rendered pursuant to his Executive Agreement during fiscal 1997 aggregated to 595,540. For a discussion in detail of all issuances of Compensation Shares made to Mr. Muro during fiscal 1997, including the dates, amounts, and share prices thereof, reference is made to "Certain Relationships and Related Transactions - Issuance of Stock in Lieu of Salaries and Consulting Fees", below.

(6) From January 18, 1995 through December 31, 1995, Mr. Muro served as an Engineering Consultant to the Company pursuant to the terms of his consulting agreement (the "Muro Consulting Agreement") which provided for aggregate consulting fees in the amount of $150,000. Effective January 1, 1996, Mr. Muro served as the Company's vice president of Engineering pursuant to the Muro Executive Agreement, which provides for salary payments to Mr. Muro in the annual amount of $150,000. For the six-month period which commenced on July 1, 1995 and ended on December 31, 1995, Mr. Muro waived payment in cash of all consulting fees due to him. For the balance of the fiscal year ended June 30, 1996, Mr. Muro received cash salary payments from the Company in the aggregate amount of $7,592. (This does not include cash disbursements made to Mr. Muro during fiscal 1996 by way of reimbursements for expenses paid by him for or on behalf of the Company.) Mr. Muro waived cash payment of the aggregate balance of $142,408 in consulting fees and salary payments due to him under the terms of the Muro Consulting Agreement and the Muro Executive Agreement for the year ended June 30, 1996. In lieu thereof, Mr. Muro agreed to accept shares of the Company's stock, valued at one-half the average market price of such stock during all or part of the period in which such consulting fees and salary were earned. The number of Compensation Shares issued to Mr. Muro for services rendered pursuant to his Consulting and Executive Agreements during fiscal 1996 aggregated to 1,074,367.

(7) Management believes that it is impossible to determine the actual current or potential value, if any, of such shares in light of the fact that, as of the dates when such shares were issued to the executive officers, they had no or only very minimal actual market value and the actual potential market value of such shares, if any, was at such dates, and as at the date hereof remains, highly contingent upon, and subject to, extremely high risks including but not limited to the following factors: (I) the very early stage of development of the Company's business; (ii) the Company's lack of sufficient funds to implement its business plan and the absence of any commitments from potential investors to provide such funds; (iii) the absence of a reliable, stable, or substantial trading market for such shares; (iv) the restrictions on transfer arising out of the absence of registration of such shares and certain stock restriction agreements which each of such persons has entered into; and (v) the uncertainty respecting the Company's ability to continue as a going concern, (See the discussions included above, in "Existing and Proposed Businesses" and "Market for the Company's Common Equity and Related Stockholder Matters").

(8) All Compensation Shares and Stock Bonuses issued to the executive officers named in this Summary Compensation Table in lieu of cash compensation were issued pursuant to certain special compensation agreements and stock restriction agreements between each of them and the Company. The terms and conditions of such agreements are discussed in detail below, under "Employment Contracts and Termination of Employment and Change-in-Control Arrangements - Executive Agreements and Special Compensation Agreements" and in "Certain Relationships and Related Transactions - Sales of and Restrictions on Shares Held by Executive Officers", below.

(9) On May 29, 1997, the Company awarded stock bonuses to Mr. Byrne and Mr. Muro (the "Stock Bonuses"), for the fiscal years ended June 30, 1995 and 1996 (the "1995/1996 Bonuses"). On September 3, 1997, the Company awarded additional stock bonuses to each of these persons in the form of options to purchase Common Stock (the "1997 Bonus Options") and on January 13, 1998, the Company awarded bonuses to such persons (the "1998 Bonuses") consisting of a reduction in the exercise price of the 1997 Bonus-Options from the full market price of the Common Stock on the exercise date thereof to $.001 per share. The foregoing bonuses were granted to these individuals in recognition of: (i) their success in bringing the Company from a virtual start-up position in January

1995 to its present stage of development, and (ii) that such persons have not been adequately compensated for their contributions because, among other things, they have accepted, for all of the services rendered by them to the Company, compensation consisting principally of shares of the Company's common stock, the value of which has been and continues to be completely dependent upon the success of the Company and therefore has always placed and continues to place the recipients thereof at risk. The awarding of each of the aforesaid bonuses was approved by the full board of directors and was effected pursuant to the terms of the Company's employment agreements with each of such persons. Such Agreements provide that Mr. Byrne and Mr. Muro are each eligible to receive a discretionary bonus for each year (or portion thereof) during the term of such Agreement and any extensions thereof, with the actual amount of any such bonus to be determined in the sole discretion of the Board of Directors based upon its evaluation of the Executive's performance during such year. The 1995/1996 Bonuses consisted of options to purchase the following numbers of shares, at a per share exercise price of $.001 per share, in the following amounts: Mr. Byrne
- 1,413,382 shares; Mr. Muro - 1,115,093 shares. The 1997 Bonuses consisted of options to purchase the following numbers of shares: Mr. Byrne - 2,000,000; Mr. Muro - 1,000,000 at the exercise price described above, as reduced to $.001 per share pursuant to the award of the 1998 Bonuses. Because the shares which were purchased pursuant to the exercise of the foregoing options, were issued under the terms of the above described employment agreements, they are also subject to the terms of the respective stock restriction agreements which each of such persons has entered into. The terms and conditions of such agreements are discussed in detail below, in "Employment Contracts and Termination of Employment and Change-in-Control Arrangements Executive Agreements and Special Compensation Agreements" and in "Certain Relationships and Related Transactions
- Sales of and Restrictions on Shares Held by Executive Officers".

(10) Represents additional compensation received in the form of car allowance payments.

Compensation of Directors

      The directors of the Company are not compensated for their services as such, except as follows: Three of the Company's five present directors received unregistered shares of the Company's common stock ("Directors Shares"). Messrs. Byrne and Hartley received Directors Shares in consideration of their agreements to join the Company's board of directors in January of 1995. Mr. Sanzaro received Directors Shares as compensation for services under the terms of his Directors Compensation Agreement, dated July 7, 1997. Directors Shares were issued, or transferred to the Company's directors as follows: 2,500,000 shares were transferred by two members of the Company's former management to Terence C. Byrne on January 18, 1995; 100,000 shares were issued by the Company to John G. Hartley on February 16, 1995; and 100,000 shares were issued to Louis Sanzaro on or about July 7, 1997. At the time the Directors Shares were transferred or issued to the respective directors, they accepted shares based upon a combination of their perceived valuation of both present and possible future value of the shares, rather than the actual value of the Company's common stock at that time. It was the position of the recipients of such shares that, as of the dates they were received, their actual and potential value, if any, could not be determined, and that any attempt to specify such valuation with any reasonable assurance, would have been flawed, without substance, and highly contingent upon, and subject to, extremely high risks including but not limited to the following factors: (i) the absence of a reliable, stable, or substantial trading market for the Company's common stock, the possibility that such a market might never be developed, and the resultant minimal, or total absence of, market value for any substantial block of common stock;
(ii) the very high intrinsic risks associated with early development stage businesses, such as the Company's; (iii) the Company's lack of sufficient funds, as at such issuance dates, to implement its business plan and the absence of any commitments, at such times, from potential investors to provide such funds; (iv) the restrictions on transfer arising out of the absence of registration of such shares; and (v) the uncertainty respecting the Company's ability to continue as a going concern (See the discussions included above, in "Existing and Proposed Businesses" and "Market for the Company's Common Equity and Related Stockholder Matters").

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Executive Agreements
  And Special Compensation Agreements

1.  Terms of the Executive Agreements

      The Company has entered into employment agreements with all of its executive officers (the "Executive Agreements"). The respective commencement and termination dates, and annual salaries under the Executive Agreements, as amended, are as follows:

OFFICER         COMMENCEMENT DATE     TERMINATION DATE        SALARY
-------         -----------------     ----------------        ------

Mr. Byrne       January 18, 1995      December 31, 2003     US$250,000

Mr. Muro        January 1, 1996       December 31, 2000     US$150,000

Mr. Sanzaro(6)  June 15, 1998         June 14, 2002         US$175,000

Mr. Threshie    January 1, 1996       December 31, 1999     US$ 62,500

Mr. Frechette   August 17, 1998       August 16, 2003       US$150,000

Mr. Ash         January 4, 1999       January 3, 2002       US$125,000

      All of the above agreements provide for the payment of bonuses at the sole discretion of the board of directors based upon an evaluation of the executive's performance, with payment of any such bonuses to be reviewed annually. As of the date hereof, the board of directors has not established a Compensation Committee and it has no plans to do so until such time as the financial position and prospects of the Company improve significantly. The Executive Agreements also provide for the participation by each of the foregoing persons in any pension plan, profit-sharing plan, life insurance, hospitalization or surgical program, or insurance program hereafter adopted by the Company (there are no such programs in effect at the present time), reimbursement of business related expenses, the non-disclosure of information which the Company deems to be confidential to it, non-competition by the executive with the Company for the one-year period following termination of employment with the Company and for various other terms and conditions of employment.

      The Executive Agreements with Messrs. Byrne, Muro, Frechette, Sanzaro and Ash also include severance provisions which provide, among other things, for severance compensation in the event that the employment of the executive is terminated by the Company other than for cause, or by the

---------
(6) Mr. Sanzaro's Executive Agreement cancelled and replaced an earlier Consulting Agreement between the Company and Mr. Sanzaro (see "Certain Relationships and related Transactions").

executive for "good reason", as that term is defined in the Executive Agreements, or pursuant to a change in control of the Company. The various Executive Agreements provide for severance compensation, as follows: (i) In the case of Messrs. Byrne, Sanzaro, and Muro, 200% of the amount of the base salary for a period of twelve months; (ii) In the case of Messrs. Frechette and Ash, the amount of severance compensation depends on when, during the term of their Executive Agreements, termination occurs, as follows: If termination occurs during: (a) year one - no severance compensation; (b) year two - 50% of the amount of base salary for a period of twelve months; (c) year three - 100% of the amount of base salary for a period of twelve months; and (d) subsequent to year three - 200% of the amount of base salary for a period of twelve months.

      Certain executives have received signing bonuses or other stock compensation in consideration of their discontinuing their other business activities and entering into their executive agreements with the Company. During the last two fiscal years, these included Messrs. Frechette and Ash, who received one million shares, and Mr. Sanzaro, who received 500,000 shares, as signing bonuses. Under the terms of his Executive Agreement, Mr. Sanzaro also received an additional 2,500,000 shares for agreeing to release the Company from its prior commitment to appoint him as its exclusive distributor of TCS-1 Plants and to pay him commissions on all sales of TCS-1 Plants made in North America.

      Because of the early stage of development of the Company, its lack of operations and insignificant cash flow, since January 18, 1995, the Company has not had the resources to meet fully its financial obligations under the Executive Agreements. As a result, the major portion of the compensation which has been available to the Company's executive officers has consisted of unregistered shares of the Company's common stock ("Compensation Shares"), which such individuals accepted, in lieu of cash compensation, for a substantial portion of salary and/or consulting fees due to them (see "Certain Relationships and Related Transactions - Issuance of Stock in Lieu of Salaries and Consulting Fees"). As was the case with the value of Directors Shares, at the various dates when Compensation Shares were issued to the executive officers, they accepted such shares based upon a combination of their perceived valuation of both present and possible future value of the shares, rather than the actual value of the Company's common stock at that time. It was the position of the recipients of such shares that, as of the dates they were received, their actual and potential value, if any, could not be determined, and that any attempt to specify such valuation with any reasonable assurance, would have been flawed, without substance, and highly contingent upon, and subject to, extremely high risks including but not limited to the following factors: (i) the absence of a reliable, stable, or substantial trading market for the Company's common stock, the possibility that such a market might never be developed, and the resultant minimal, or total absence of, market value for any substantial block of common stock; (ii) the very high intrinsic risks associated with early development stage businesses, such as the Company's; (iii) the Company's lack of sufficient funds, as at such issuance dates, to implement its business plan and the absence of any commitments, at such times, from potential investors to provide such funds; (iv) the restrictions on transfer arising out of the absence of registration of such shares; and (v) the uncertainty respecting the Company's ability to continue as a going concern (see "Existing and Proposed Businesses" and "Market for the Company's Common Equity and Related Stockholder Matters").

      All of the Executive Agreements, as amended, provide that, as compensation, and in lieu of payment in cash of salary, due thereunder, the Company may issue and the respective executive officers will accept unregistered shares of the Company's common stock, valued at fifty percent (50%) of the average of the bid and ask prices of such stock, as traded in the over-the-counter market and quoted in the OTC Bulletin Board, during part or all of the period in which the salary was earned under the Executive Agreement. All of the Compensation Shares issued to Mr. Byrne and Mr. Muro are also subject to the terms and conditions of certain stock restriction agreements between each of them and the Company. Such stock restriction agreements, as amended on May 30, 1996 and May 1, 1997 (the "Amended Stock Restriction Agreements"), provide that shares subject to such agreements may be sold, hypothecated, donated or otherwise disposed of, in accordance with the Rules and Regulations of the Securities Act of 1933, as amended, and, under certain circumstances, included in a registration statement on Form S-8.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners.

      The following table sets forth information as of February 11, 1999, with respect to the persons known to the Company to be the beneficial owners of more than 5% of the common stock, $.001 par value of the Company and of more than 5% of the Class A Common Stock of the Company's subsidiary, Tirex R&D. Neither the Company nor Tirex R&D have any shares of any other class issued or outstanding.

                          PRINCIPAL SHAREHOLDERS TABLE

--------------------------------------------------------------------------------
Title               Name and                      Amount and
 of                 Address of                     Nature of          Percent of
Class               Beneficial                    Beneficial            Class
                    Owner                         Ownership
--------------------------------------------------------------------------------

Common              Batholomew International    13,026,406(2)           16.68%
The Tirex           Investments, Ltd.
Corporation           P.O. Box 484
                    Basel House
                    108 Halkett Place
                    St. Helier, Jersey JE4 5SS
                    Chanel Islands

Common              Terence C. Byrne            18,941,794(3)           24.25%
The Tirex           489 Grosvner Street
Corporation           Westmount, Quebec
                    H3Y 2S5

Class A
Common                                             34(4)                 34%
Tirex
R&D

--------------------------------------------------------------------------------
Title               Name and                      Amount and
 of                 Address of                     Nature of          Percent of
Class               Beneficial                    Beneficial            Class
                    Owner                         Ownership
--------------------------------------------------------------------------------

Common              CG TIRE, INC.                8,677,238(5)            10%
The Tirex           The Continental General
Corporation         Tire Recycling Effort
                    1800 Continental Blvd.
                    Charlotte, NC 28273

Common              Frances Katz Levine          4,985,460(6)           6.38%
The Tirex           621 Clove Road
Corporation         Staten Island, NY 10310

Common              Louis Sanzaro                4,561,905              5.84%
The Tirex           1497 Lakewood Road
Corporation         Toms River NJ 08755

Common              Louis V. Muro                4,328,550              5.54%
The Tirex           374 Oliver Avenue
Corporation         Westmount, Quebec
                    Canada H3Z 3C9

Class A
Common                                             17(4)                  17%
Tirex
R&D

Common              The Nais Corporation        4,731,902(7)            6.06%
The Tirex           94 Washington Avenue
Corporation         Lawrence, NY 11559

Notes

      The footnotes to this table appear after the "Security Ownership of Management Table" which is set forth on the following page.

Security Ownership of Management

      The following table sets forth information as of February 11, 1999, with respect to the beneficial ownership of the Common Stock, $.001 par value, of the Company and the Class A common stock of the Company's subsidiary, Tirex R&D by each of the executive officers and directors of the Company and Tirex R&D and by all respective executive officers and directors as a group:

                         MANAGEMENT SHAREHOLDINGS TABLE

--------------------------------------------------------------------------------
Title               Name and                      Amount and
 of                 Address of                     Nature of          Percent of
Class               Beneficial                    Beneficial           Class(1)
                    Owner                         Ownership
--------------------------------------------------------------------------------

Common              Terence C. Byrne            18,941,794(3)           24.25%
The Tirex           489 Grosvner Street
Corporation         Westmount, Quebec
                    H3Y 2S5

Class A
Common                                             34 (4)                  34%
Tirex
R&D

Common              Louis V. Muro                4,328,550               5.54%
The Tirex           374 Oliver Avenue
Corporation         Westmount, Quebec
                    Canada H3Z 3C9

Class A
Common                                            17 (4)                   17%
Tirex
R&D

Common              Louis V. Sanzaro             4,561,905               5.84%
The Tirex           1497 Lakewood Road
Corporation         Toms River, NJ 08755

Common              John L. Threshie, Jr.
The Tirex           200 Lansdowne,
Corporation         Westmount, Quebec
                    Canada, H3Z 3E1              44,050                    *

--------------------------------------------------------------------------------
Title               Name and                      Amount and
 of                 Address of                     Nature of          Percent of
Class               Beneficial                    Beneficial           Class(1)
                    Owner                         Ownership
--------------------------------------------------------------------------------

Common              John G. Hartley                20,000 (8)             *
The Tirex           7/9 Boulevard D'Italie
Corporation         Monte Carlo MC 98000
                    Monaco

Common              Michael Ash                  1,000,000(9)             1.3%
The Tirex           310 Montee Sabourin
Corporation         St. Bruno, Quebec
                    Canada, J3V 4P6                                       -0-

Common              Henry P. Meier                 494,900                 *
The Tirex           1904 Waverly Place
Corporation         Oakhurst, New Jersey  07755

Common              All directors and           29,391,199              37.18%
The Tirex           officers as a group
Corporation           (7 persons)

Class A             All directors and              51 (4)                  51%
Common              officers as a group
Tirex                 (7 persons)
R&D

---------
* Percentages less than 1% not shown

Notes:

(1) The percentages listed in the tables are calculated on the basis of 78,095,141 shares of the common stock, $.001 par value, of the Company outstanding as at February 11, 1999, with the following exceptions: (a) The percentage deemed to be beneficially owned by CG TIRE, Inc. is calculated on the basis of 78,095,141 shares of common stock currently issued and outstanding plus 8,677,238 shares of common stock which, CG Tire has the right to acquire pursuant to its option within 60 days from the date of this Report (see, below, footnote 5 to this Table), and (b) the percentages deemed to be beneficially owned by Michael Ash and by all officers and directors as a group are calculated on the basis of 78,095,141 shares of common stock currently issued and outstanding plus 1,000,000 shares of common stock which Mr. Ash has the right to receive within 60 days pursuant to the terms of his employment agreement with the Company (see, below, footnote 9 to this Table).

(2) Bartholomew International Investments Ltd. is owned by the Bartholomew Trust, the beneficiaries of which are Terence C. Byrne, his spouse, and his two sons.

(3) Includes: (i) 1,114,413 shares held of record by Mr. Byrne as of February 11, 1999; and (ii) 69,883 shares held of record by Mr. Byrne's wife, Darla Sapone Byrne, over which shares Mr. Byrne has voting power pursuant to an irrevocable proxy granted to him on September 27, 1996; (iii) 13,026,406 shares held of record by Bartholomew International Investments, Ltd.; and (iv) 4,731,902 shares owned by the NAIS Corporation, over which shares Mr. Byrne has voting power pursuant to an irrevocable proxy granted to him in connection with the December 18, 1998 settlement of a lawsuit brought by the Nais Corporation against the Company (see Item 3 of this Report, "Legal Proceedings");

(4) Messrs. Byrne and Muro hold all shares of Tirex R&D Class A Common Stock pursuant to the terms of a Shareholders agreement among them and the Company (the "Tirex R&D Shareholders Agreement"), pursuant to which they will be obligated to transfer all such shares to the Company, for no consideration, on May 2, 2001, unless the term of such Agreement is unilaterally extended by the Company. The Company does not intend to take any actions of any kind with respect to such shares which would be in violation of any Canadian government regulations governing tax and other financial incentives which may be available to Tirex R&D. The terms of the Tirex R&D Shareholders Agreement are discussed in more detail, below, in "Certain Relationships and Related Transactions", under the caption "Transfer of 17% of Tirex R&D Shares From Mr. Forbes to Mr. Byrne."

(5) Includes 8,677,238 shares which CG TIRE, Inc. (CGT) has the right to acquire at anytime prior to April 23, 2000 pursuant to an option to purchase at a per share price equal to fifty percent (50%) of the average of the final bid and ask prices of the Common Stock of Tirex, as quoted in the OTC Bulletin Board during the ten business days preceding the date of a notice of exercise given by the CG TIRE, all, or any part of, the number of shares of the Common Stock of Tirex which would constitute ten percent, upon their issuance (10%) of the Common Stock of Tirex, issued and outstanding at the date of exercise (the "Option"), on a fully diluted basis. The CGT Option was amended at or around August 13, 1997 and May 18, 1998. The Option, which has a three-year term, was granted to CGT on April 24, 1997, in consideration of CGT's agreement to (i) explore with the Company the possibility of the Company's: (a) furnishing General Tire with all or part of its 80-mesh crumb rubber requirements and (b) establishing local tire recycling centers for the purpose of accepting for disintegration, scrap tires from General Tire's network of independent dealers; and (ii) advise the Company with respect to General Tire's specifications for its crumb rubber requirements, any further development of such specifications in the future, the suitability of the TCS-1 Plant for meeting such specifications, and the further development of the Company's technology in coordination with Continental Tire's product development requirements. CGT has not, as of the date hereof, exercised any part of the Option.

(6) Includes 3,875,271 shares held of record by Ms. Levine's spouse, Robert Levine, over which shares Ms. Levine disclaims any beneficial ownership.

(7) Pursuant to the settlement of a lawsuit brought by NAIS against the Company all shares held of record by NAIS are subject, for so long as they are held by NAIS or any assignee of NAIS, to a voting proxy held by Terence C. Byrne. (See Footnote 3 to this Table and Item 3. "Legal Proceedings").

(8) Mr. Hartley holds an option (the "Hartley Option") to purchase twenty thousand (or, under certain circumstances, more) shares of the Company's Class A Cumulative Convertible Preferred Stock (the "Preferred Stock"), which shares will be convertible into up to two million shares of the Company's Common Stock. Mr. Hartley has not exercised such option nor has he indicated to the Company that he intends to do so in the foreseeable future. The figures shown in the Table, above, do not give effect to the exercise of the Hartley Option and do not include any of the shares of Common Stock which would be issuable upon conversion of the Preferred Stock. For a discussion in more detail of the terms of the Hartley Option and Mr. Hartley's purchase thereof, reference is made to "Certain Relationships and Related Transactions" under the caption, "Extension of Exercise Period of Option Held by John G. Hartley", below.

(9) Under the terms of his employment agreement, Michael Ash is entitled to receive a signing bonus in the amount of 1,000,000. As of February 16, 1999, the Company had not yet issued such shares.

Changes in Control

      The Company is not aware of any arrangements which may at a subsequent date result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS

      The following is a description of any transactions during the last two completed fiscal years, the current fiscal year or any presently proposed transactions, to which the Company was or is to be a party, in which the amount involved in such transaction (or series of transactions) was $60,000 or more (in some instances, transactions valued at less than $60,000) have also been included) and which any of the following persons had or is to have a direct or indirect material interest: (i) any director or executive officer of the Company; (ii) any person who owns or has the right to acquire 5% or more of the issued and outstanding common stock of the Company; and (iii) any member of the immediate family of any such persons. The Company does not have any requirement respecting the necessity for independent directors to approve transactions with related parties. All transactions are approved by the vote or unanimous written consent of the full board of directors or the executive committee of the board of directors, which, during the period covered by this Report, consisted of Terence C. Byrne, John Hartley, and Louis V. Muro. On February 11, 1999, as part of an overall management reorganization, Mr. Hartley resigned from, and Mr. Sanzaro was appointed to, the executive committee. All members of the board of directors, individually and/or collectively, could have possible conflicts of interest with respect to transactions with related parties.

Issuance of Stock in Lieu of Salaries and Unreimbursed Expenses

      During the years ended June 30, 1998 and 1997, the Company's executive officers and, since December 22, 1996, its in-house corporate and securities counsel, Frances Katz Levine have waived substantial portions of their salaries and unreimbursed expenses made by them on behalf, and for the account, of the Company, and have accepted shares of the Company's common stock in lieu thereof. In connection therewith; shares have been issued for the periods indicated as follows:

Year Ended June 30, 1997

      For the fiscal quarter ended September 30, 1996, Mr. Byrne waived payment of $51,769, Ms. Levine waived payment of $31,062, Mr. Muro waived payment of $29,324, and Mr. Threshie waived payment of $9,945. In connection therewith, on September 30, 1996, the Company authorized the issuance of 329,738 shares to Mr. Byrne, 197,847 shares to Ms. Levine, 186,777 shares to Mr. Muro, and 62,392 shares to Mr. Threshie. The number of shares issued at such time was calculated on the basis of 50% of the average of the bid and ask price for the Company's stock (50% of $.314 or approximately $.157 per share) during the three-month period ended September 30, 1996. On April 28, 1997, the Company authorized the issuance to Vijay Kachru, who was an officer of the Company until February 11, 1999, of 32,396 shares in lieu of $5,475 in salary waived by her for services performed during the month of September 1996. The number of shares issued to Ms. Kachru was calculated on the basis of the price of the Company's common stock during the quarter ended September 30, 1996.

      For the fiscal quarter ended December 31, 1996, Mr. Byrne waived payment of $40,966, Ms. Levine waived payment of $33,446, Mr. Muro waived payment of $23,910, Mr. Threshie waived payment of $12,074, and Ms. Kachru waived payment of $9,819. In connection therewith, on January 17, 1997, the Company authorized the issuance of 285,876 shares to Mr. Byrne, 233,402 shares to Ms. Levine, 166,853 shares to Mr. Muro, and 84,260 shares to Mr. Threshie. On April 28, 1997, the Company authorized the issuance to Ms. Kachru of 68,520 shares in lieu of salary waived by her for services performed during this quarter.The number of shares issued at such time was calculated on the basis of 50% of the average of the bid and ask price for the Company's stock (50% of .2866 or approximately $.1433 per share) during the three-month period ended December 31, 1996.

      For the fiscal quarter ended March 31, 1997, Mr. Byrne waived payment of $41,836, Ms. Levine waived payment of $30,554, Mr. Muro waived payment of $22,732, Mr. Threshie waived payment of $1,934, and Ms. Kachru waived payment of $6,715. In connection therewith, on April 28, 1997, the Company authorized the issuance of 195,495 shares to Mr. Byrne, 142,776 shares to Ms. Levine, 106,224 shares to Mr. Muro, 9,037 shares to Mr. Threshie, and 31,383 shares to Ms. Kachru. The number of shares issued at such time was calculated on the basis of 50% of the average of the bid and ask price for the Company's stock (50% of .428 or approximately $.214 per share) during the three-month period ended March 31, 1997.

      For the fiscal  quarter ended June 30, 1997,  Mr. Byrne waived  payment of
$52,972, Ms. Levine waived payment of $41,640, Mr. Muro waived payment of $22,524, Mr. Threshie waived payment of $3,140, and Ms. Kachru waived payment of $5,905. In connection therewith, on April 28, 1997, the Company authorized the issuance of 319,108 shares to Mr. Byrne, 250,843 shares to Ms. Levine, 135,686 shares to Mr. Muro, 18,915 shares to Mr. Threshie, and 35,572 shares to Ms. Kachru. The number of shares issued at such time was calculated on the basis of 50% of the average of the bid and ask price for the Company's stock (50% of .333 or approximately $.166 per share) during the three-month period ended June 30, 1997.

Year Ended June 30, 1998

      For the five-month period ended November 30, 1997, Mr. Byrne waived payment of $92,497, Ms. Levine waived payment of $56,574, Mr. Muro waived payment of $41,610, Mr. Threshie waived payment of $5,433, and Ms. Kachru waived payment of $13,111. In connection therewith, on December 15, 1997, the Company authorized the issuance of 336,353 shares to Mr. Byrne, 206,379 shares to Ms. Levine, 151,309 shares to Mr. Muro, 24,000 shares to Mr. Threshie, and 47,692 shares to Ms. Kachru. The number of shares issued at such time was calculated on the basis of 100% of the average of the bid and ask price for the Company's stock (approximately $.275 per share) during the five-month period ended November 30, 1997. The issuance of these shares at such price constituted an error because the executive committee of the board of directors had authorized and directed that shares issued in lieu of cash compensations for such period be issued at 50% of the average market price of the Company's common stock. In correction of the foregoing error, on April 15, 1998, the Company authorized the issuance of additional shares, as follows: 336,352 to Mr. Byrne, 151,309 to Mr. Muro, 15,512 to Mr. Threshie, 47,690 to Ms. Kachru, and 206,379 to Ms. Levine.

      For the four-month period ended March 31, 1998, Mr. Byrne waived payment of $59,183, Ms. Levine waived payment of $45,191, Mr. Muro waived payment of $33,200, Mr. Threshie waived payment of $6,167, and Ms. Kachru waived payment of $9,450. In connection therewith, on April 15, 1998, the Company authorized the issuance of 423,038 shares to Mr. Byrne, 323,023 shares to Ms. Levine, 237,312 shares to Mr. Muro, 44,081 shares to Mr. Threshie, and 67,548 shares to Ms. Kachru. The number of shares issued at such time was calculated on the basis of 50% of the average of the bid and ask price for the Company's stock (50% of $.28 per share or approximately $.14 per share) during the four-month period ended March 31, 1998.

      For the three month period ended June 30, 1998, Mr. Byrne waived payment of $31,707, Ms. Levine waived payment of $36,615.90, Mr. Muro waived payment of $16,916, Mr. Threshie waived payment of $1,307.10, Ms. Kachru waived payment of $1,608.22, and Mr. Sanzaro, whose employment as an executive officer of the Company commenced on June 15, 1998, waived payment of $7,291.67. In connection therewith, in December, 1998 the Company authorized the issuance of 208,177 shares to Mr. Byrne; 240,327 shares to Ms. Levine; 111,027 shares to Mr. Muro; 8,579 shares to Mr. Threshie; 10,555 shares to Ms. Kachru; and 47,859 shares to Mr. Sanzaro. The number of shares issued at such time was calculated on the basis of 50% of the average of the bid and ask price for the Company's common stock (50% of $.3044177 or approximately $.1523588 per share) during the three month period ended March 31, 1998.

      In September 1998 computational errors were discovered that resulted in understatements of salary paid to all of the Company's executive officers and to the Company's corporate and securities counsel for the five month period ended November 30, 1997 and the four month period March 31, 1998. As a consequence thereof, all of the Company's executive officers and its corporate and securities counsel during the periods in question, received share overpayments of Compensation Stock with regard to such periods. Such officers and legal counsel were promptly notified that they would have to return such share overpayments to the Company so that the shares representing such overpayments could be cancelled. Pursuant to the foregoing, (i) Mr. Byrne was required to return an aggregate of 508,109 Compensation Shares consisting of 22,804 Compensation Shares issued to him in December 1997 and 485,305 Compensation
Shares issued to him in April 1998; (ii) Mr. Muro was required to return an aggregate of 230,077 Compensation Shares consisting of 4,298 Compensation Shares issued to him in December 1997 and 225,779 Compensation Shares issued to him in April 1998; (iii) Mr. Threshie was required to return an aggregate of 83,593 Compensation Shares consisting of 24,800 Compensation Shares issued to him in December 1997 and 59,593 Compensation Shares issued to him in April 1998; (iv) Ms. Kachru was required to return an aggregate of 162,930 Compensation Shares consisting of 47,692 Compensation Shares issued to her in December 1997 and 115,238 Compensation Shares issued to her in April 1998; and (v) Ms. Levine was required to return an aggregate of 31,353 Compensation Shares issued to her in April 1998. Each of Messrs. Byrne, Muro and Threshie, Ms. Kachru and Ms. Levine agreed to return such Compensation Shares representing overpayments and, as at February 16, 1999, all of such Compensation Shares have been returned except for 22,804 Compensation Shares issued to Mr. Byrne in December 1997. These 22,804 Compensation Shares were transferred to an assignee of Mr. Byrne following their issuance and Mr. Byrne has advised the Company that arrangements are being made by him regarding their return for cancellation. In addition to the foregoing, for the nine-month period ended March 31, 1998 Mr. Threshie and Ms. Kachru received cash salary overpayments in the respective amounts of $712.63 and $236.17. These amounts were treated by the Company as additional salary payments to Mr. Threshie and Ms. Kachru during the three month period ended June 30, 1998 for the purpose of calculating the amount of Compensation Stock due to Mr. Threshie and Ms. Kachru for such period.

      On April 20, 1998, in consideration of executive services rendered under the terms of his employment agreement and unreimbursed expenses paid by him for the account and on behalf of the Company, during the six-month period which commenced on July 1, 1997 and ended on December 31, 1997, the Company issued 597,966 shares of its Common Stock to Alan Crossley, the Company's Managing Director of European Market Development. For purposes of such issuance, the shares were valued at $0.1475 per share, which value was equal to 50% of the average of the bid and ask price for the common stock during the period when such unpaid salary and expenses were earned and incurred, as traded in the over-the-counter market and quoted in the OTC Bulletin Board. On May 29, 1997, Mr. Crossley, through GAPCO, Inc., a corporation under his control, also accepted an additional 84,658 shares of the Company's common stock as part of the compensation due to him under his consulting agreement. (See "Certain Relationships and Related Transactions - Consulting and Employment Agreements with Alan Crossley"). In consideration of executive services rendered under the terms of his employment agreement and unreimbursed expenses paid by him for the account and on behalf of the Company during the six-month period which commenced on January 1, 1998 and ended on June 30, 1998, the Company paid Mr. Crossley in cash. The unreimbursed expenses incurred by Mr. Crossley for the account and on behalf of the Company during the twelve month period ended June 30, 1998 which were subsequently repaid to Mr. Crossley in connection with his employment agreement, in a combination of cash and stock, aggregated to Cdn$115,000.

Subsequent Period

      For the three month period ended September 30, 1998, Mr. Byrne waived payment of $28,486; Ms. Levine waived payment of $41,492.23; Mr. Muro waived payment of $14,763; Mr. Threshie waived payment of $325; Ms. Kachru waived payment of $337.65; and Mr. Sanzaro waived payment of $43,750. In December 1998 the Company authorized the issuance of 269,589 shares to Mr. Byrne, 392,679 shares to Ms. Levine; 139,716 shares to Mr. Muro; 3,076 shares to Mr. Threshie; 3,195 shares to Ms. Kachru; and 414,046 shares to Mr. Sanzaro. The number of shares issued at such time was calculated on the basis of 50% of the average of the bid and ask price for the Company's common stock (50% of $.2113293 or approximately $.1056646 per share) during the three month period ended September 30, 1998.

Loan Transactions with Terence C. Byrne and Affiliated Entity

      On several occasions during the fiscal year ended June 30, 1998 and in the period subsequent thereto, the Company required immediate cash infusions to meet its financial obligations. To assist the Company on such occasions, Terence C. Byrne, or an entity with which Mr. Byrne is affiliated, made loans to the Company, as follows:

      January 23, 1998 Loan to Company. On January 23, 1998, Mr. Byrne made a loan to the Company in the amount of $102,000, pursuant to the Company's promissory note, of even date therewith. The terms of the note provided for repayment on the first to occur of: (i) thirty days from January 23, 1998; (ii) the Company's receipt from either or both of the Type A and Type B Private Placements, which the Company was then effecting through H.J. Meyers & Co., Inc. (the "Private Placements"), proceeds in the amount of $100,000 over and above the first $401,000 in proceeds therefrom; or (iii) proceeds from any other equity financing provided that the total amount of proceeds from the Private Placements and such other equity financing exceeded, in the aggregate, the sum of $500,000 (US). The note bore interest on the unpaid principal balance at the annual rate of 7%. This note was repaid on May 15, 1998.

      October 27, and November 30, 1998 Loans to Company. On October 27, 1998, at the behest of Terence C. Byrne, Bartholomew International Investments Limited ("Bartholomew"), a corporation owned by The Bartholomew Trust, the beneficiaries of which are Mr. Byrne and his spouse and children, made a loan to the Company in the amount of $150,000. The loan was made pursuant to the Company's promissory note which bore interest at an annual rate of 2% over the Bank of Montreal's Prime Rate and which was due and payable on July 26, 1999. On or about November 30, 1998, Mr. Byrne personally lent the Company an additional $14,000 on identical terms. On or about

December 2, 1998, as part of the Company's negotiations to obtain short term bank debt financing, Bartholomew agreed to forego any interest on, and repayment in cash of, the $150,000 loan, and Mr. Byrne agreed to forego any interest on, and repayment in cash of, the $14,000 loan and both parties accepted in full satisfaction of such loan, unregistered shares of the Company's common stock valued at fifty percent (50%) of the average of the high ask and low bid prices of such stock, as traded in the over-the-counter market and quoted in the OTC Electronic Bulletin Board on December 1, 1998. In connection therewith, on December 2, 1998, the Company authorized the issuance of a total of 2,523,077 shares of this corporation's unregistered common stock to Bartholomew.

      Loans To Mr. Byrne From time to time, during the course of the fiscal year ended June 30, 1998, as was practical and expedient, the Company paid certain expenses for and on behalf Mr. Byrne. All of such payments were treated as loans made by the Company to Mr. Byrne. The aggregate amount of such loans outstanding as at June 30, 1998, was $121,564. On December 15, 1998, Mr. Byrne repaid $100,000 of such loans and has advised the Company that he will repay the balance as promptly as possible.Such loans are recorded on the books and records of the Company and do not bear interest or state any required maturity date.

Consulting and Executive Agreements with Louis Sanzaro

      On January 28, 1998, the Company entered into a consulting agreement with Louis Sanzaro (the "Consulting Agreement"), who is currently an officer and director of the Company. The Consulting Agreement was made effective as of January 1, 1997. Mr. Sanzaro had actually been providing consulting services to the Company prior to January 1, 1997, but the parties had not yet agreed, at that time, to enter into a formal consulting agreement with respect to such services. The Consulting Agreement was for a three-year term ending December 31, 1999 and provided for Mr. Sanzaro to render advice, opinions, "hands-on" assistance with respect to, and, in some cases, effectuation of, among other things, the following: (i) developing pro-forma financial projections respecting the operations of a TCS-1 Plant and marketing of rubber crumb generated thereby;
(ii) designing and developing a complete maintenance program for the TCS-1 Plant; (iii) developing specialized accounting software to be used with all TCS-1 Plants; (iv) designing and developing logistics respecting Plant configuration; (v) testing new equipment at construction and assembly site, adjusting, and designing modifications, as required; and (vi) site-planning and Plant installation. Compensation for all consulting services rendered by Mr. Sanzaro under the terms of the Consulting Agreement, consisted of the issuance to Mr. Sanzaro of one million shares of the Company's Common Stock, 600,000 of which were issued to Mr. Sanzaro on January 30, 1998 and 400,000 of which were issued on or about April 30, 1998. The bulk of the services performed by Mr. Sanzaro in connection with the foregoing were rendered after July 1, 1997.

      The Sanzaro Consulting Agreement was cancelled and replaced by an employment agreement between the parties (the "Sanzaro Executive Agreement"), pursuant to which, Mr. Sanzaro was appointed as the Company's Vice President of Operations and Chief Operating Officer Mr Sanzaro. Since February 11, 1999, Mr. Sanzaro has served under the Sanzaro Executive Agreement as President of the Company. For a discussion in detail of the terms of the Sanzaro Executive Agreement, reference is made to the discussion included above, under "Management
- Employment Contracts and Termination of Employment and Change-in-Control Arrangements" - "Executive Agreements And Special Compensation Agreements").

Shares Issued to Louis Sanzaro in Consideration of Terminating Right to be Appointed Exclusive Sales Representative in North America

      Prior to his being appointed an officer of the Company, Mr. Sanzaro and the Company had agreed, in principal that Mr. Sanzaro would be appointed as the Company's exclusive sales distributor in the United States and Puerto Rico. Under the terms of the Sanzaro Executive Agreement, Mr. Sanzaro released the Company from its obligation to appoint him as its exclusive sales distributor and to pay him commissions on sales of TCS-1 Plants made in the United States and Puerto Rico. In consideration for such release, the Company issued to Mr. Sanzaro 2,500,000 shares of its common stock.

Agreements with Customers Controlled by Louis Sanzaro

      On May 29, 1997, the Company entered into an Equipment Lease and Purchase Agreement (the "O/V III L&P Agreement") with Ocean/Ventures III, Inc.("O/V III") of Toms River, New Jersey ("O/V III") for the purchase and lease of the various components which will comprise eight TCS-1 Plants. Also on that same date, the Company entered into an Equipment Lease and Purchase Agreement (the "OTRP L&P Agreement") with Oceans Tire Recycling & Processing Co., Inc. ("OTRP") for the purchase and lease of the various components which comprise the first production model of the TCS-1 Plant. Louis Sanzaro, an officer and director of the Company is a controlling person of both O/V III and Oceans Tire. For details respecting Mr. Sanzaro's relationship with the Company prior to January 1997, reference is made to the discussion included, above, in "Existing and Proposed Business - Equipment Manufacturing" under the subcaption, "Dependence on Major Customer."

      The O/V III L&P Agreement modified the terms of, and replaced, a prior agreement between the parties dated June 6, 1995 (the "Prior O/V III Agreement"). For details of the terms and provisions of the O/V III L&P Agreement and the OTRP L&P Agreement, as well as certain ancillary agreements executed or agreed to in connection therewith, reference is made to the discussions contained above, in "Existing and Proposed Businesses" under the subcaptions, "The O/V III Agreements" and "Agreements with Oceans Tire Recycling & Processing Co., Inc".

      In December 1997, OTRP and the Company agreed that, to the extent necessary for OTRP to obtain sale and lease-back financing for the front-end module ("Front-End") and for certain parts of the Air Plant portion of the Plant, the said OTRP Agreement would be deemed to be modified, as required for such purpose. In connection therewith OTRP arranged with an equipment financing company for sale and lease-back financing, pursuant to which: (i) the said financing company purchased the Front-End and certain designated portions of the TCS-1 Plant's Air Plant directly from the Company; and (ii) leased such equipment back to OTRP pursuant to its arrangements with OTRP and/or the OTRP principals.

      It is the present intention of the parties to reform or rescind the remaining provisions of the OTRP Agreement for the purpose of transferring ownership of the entire First Production Model to the Company, any one of its existing subsidiaries, or to some other entity established jointly, or singly, by the parties, or either one of them, for such purpose. The structure and terms of the ownership of the First Production Model have not yet been finalized. However, in connection therewith, on December 16, 1998, the Company entered into two sale and lease-back transactions by and among the Company, North Shore Leasing & Funding Inc. ("NLFI"), and an affiliate of OTRP, Ocean Utility Contracting, Inc. ("OUCI"). Such transactions consisted of the Company's sales to NLFI of the single fracturing mill and the single freezing tower, which are components of the TCS-1 Plant installed at the Company's Montreal facility and the lease back of such components to OUCI. The Company and OUCI have agreed that all of OUCI's rights under the leases will be assigned to the Company and the Company will assume all of OUCI's liabilities thereunder. Both leases provide that at the end of the lease term, the lessee will have the right to purchase the leased equipment for $1.00. Such right to purchase will be included in OUCI's assignment to the Company of its rights under the said leases (see this Item 1. "Existing and Proposed Businesses - Proposed TCS-1 Plant Operations:
Sales of Rubber Crumb and Manufacture and Sale of Finished Products" under the subcaption, "Proposed Ownership, Establishment, and Operation of Tirex Advanced Products Plant").

Loans to Louis Sanzaro and Affiliate

      On September 9, 1997, the Company made an unsecured loan in the principal amount of $30,000 to Ocean Utility Contracting Co. Inc., a New Jersey corporation under the control of Louis Sanzaro. The loan bears interest at an annual rate of 2% over the prime rate charged by Citibank, NA and is payable on demand. To date, none of the principal or interest on this loan has been paid and the Company is unable to state at this time when it intends to make demand for payment.

      The Company made a loan in the principal amount of $70,405 to Louis Sanzaro, pursuant to Mr. Sanzaro's promissory note, dated April 8, 1998, as amended and extended on September 5, 1998. The loan bears interest at an annual rate of 2% over the prime rate charged by Citibank, NA (the "Prime Rate") from the date the loan was made through the maturity date, September 5, 1999. Repayment of this loan is secured by a security and pledge agreement between the parties, pursuant to which Mr. Sanzaro granted to the Company a security interest in 400,000 shares of the Company's common stock, which is presently being held in escrow.

Extension of Exercise Period of Option Held by John G. Hartley

      On May 19, 1995, the Company sold to John G. Hartley, a director of the Company, an option (the "Hartley Option") to purchase twenty thousand (20,000) shares of the Cumulative Convertible Preferred Stock of the Company ("Preferred Shares") at an exercise price of $10 per share, during a two-year exercise period which commenced on May 19, 1995 and was scheduled to terminate on May 18, 1997. Mr. Hartley paid the Company twenty thousand dollars ($20,000) for the said Hartley Option. On May 29, 1997, the Company amended the Hartley Option (the "Hartley Amendment") to extend the exercise and conversion periods thereunder to May 18, 1999. For a discussion of the reasons for the Hartley Amendment and additional details respecting the original terms of the Hartley Option, reference is made to Item 12 of the Company's annual report of Form 10-KSB for the year ended June 30, 1997, "Certain Relationships and Related Transactions" under the subcaption, "Extension of Exercise Period of Option Held by John G. Hartley".

      To date, no part of the Hartley Option has been exercised. The date when the Hartley Option is exercised, if such event should occur, is referred to herein as the "Exercise Date". Pursuant to the terms of the Hartley Amendment, the Preferred Shares are convertible into common stock at a conversion rate equal to one Preferred Share (and each $10 of accumulated and unpaid dividends thereon) for the number of shares of the Company's common stock purchasable for ten dollars at a per share price equal to 30% of the market price of such common stock as at the date of conversion. The number of Preferred Shares purchasable under the Hartley Option, at a price of $10 per share, can be increased if, at the conversion rate in effect on the Exercise Date, 20,000 Preferred Shares are convertible into fewer than 2,000,000 shares of common stock. Any increase in the number of Preferred Shares purchasable under the Hartley Option shall not exceed the amount necessary to allow the holder to purchase, in total, the number of Preferred Shares which, as at the Exercise Date, can be converted into 2,000,000 shares of common stock.

Transfer of 17% of Tirex R&D Shares From Kenneth J. Forbes to Terence C. Byrne.

      As discussed above, in "Existing and Proposed Businesses", under the caption "Canadian Operations", in May of 1995, in order to take advantage of such certain financial incentives, the Company formed a Canadian corporation, 3143619 Canada Inc. (referred to herein as "Tirex R&D") in the Province of Quebec, Canada, for the purpose of completing all research and development work on the first production model of the TCS-1 Plant and thereafter serving as the Company's manufacturing arm. There are a total of one hundred shares of Tirex R&D stock issued and outstanding. These shares are held of record as follows: (i) 49% by the company; (ii) 34% by Terence Byrne; (iii) 17% by Louis V. Muro. Messrs. Byrne and Muro are Canadian residents and, therefore, Tirex R&D has been deemed to be eligible for Canadian government sponsored financial incentives.

      All of the Tirex R&D Shareholders hold their shares pursuant to the terms and provisions of a Shareholders Agreement, dated July 3, 1995, as amended February 8, 1996 and August 21, 1997 (the "Tirex R&D Shareholders Agreement") which provides, among other things, for: (i) each Shareholder to retain complete voting control over all shares held of record by such Shareholder; (ii) Tirex R&D's right to redeem the shares held by Mr. Byrne or Mr. Muro in amounts equal to any number of shares of Tirex R&D which may be sold to private investors who are also Canadian residents; (iii) the Company's right to direct the transfer of all or any part of such shares to other individuals who are officers and directors of the Company, so long as such other individuals are also Canadian Residents who will hold such shares in accordance with the terms of the Tirex Shareholders Agreement; (iv) the return of all Tirex R&D shares held by Messrs. Byrne and Muro upon the expiration of the Shareholders Agreement (May 2, 2001) unless such agreement is unilaterally extended by the Company. On August 21, 1997, pursuant to the request of the Company 17 shares of Tirex R&D common stock were transferred by Kenneth J. Forbes, a former Tirex R&D shareholder, to Terence C. Byrne. The Company does not intend to become the record holder of the shares held by Messrs. Byrne and Muro until such time as its record ownership of such shares will not contravene any Canadian regulations respecting financial aid and assistance to Tirex R&D.

Employment Agreement With Ms. Levine

      From January 18, 1995 through and including December 21, 1996, Frances Katz Levine was employed by the Company as its Secretary and General Counsel under the terms of an employment agreement dated January 18, 1995 (the "First Levine Employment Agreement"). On December 22, 1996, Ms. Levine resigned her positions as Secretary, General Counsel, and as a Director of the Company. Her resignation was not caused by any disagreement with the Company on any matter relating to the Company's operations, policies, or practices. Following her resignation from the foregoing positions, Ms. Levine has continued to be employed by the Company as its in-house Corporate and United States Securities Counsel pursuant to the terms of her employment agreement, dated December 22, 1996 (the "Second Levine Employment Agreement"). The Principal terms and conditions of the First and the Second Levine Employment Agreements, other than the commencement and termination dates and the positions and exact nature of duties and responsibilities, are essentially identical, except also for terms which were added in order to insure that benefits and rights earned under the First Employment Agreement would not be lost to Ms. Levine perforce of the foregoing changes. On May 1, 1997, the Second Levine Employment Agreement was amended to explicitly state the original intent of the parties that Ms. Levine would remain eligible to receive a discretionary bonus for each year (or portion thereof) during which Ms. Levine had served as Secretary and General Counsel under the First Levine Employment Agreement. Both the First and Second Levine Employment Agreements provide for an annual salary of $150,000 and the reimbursement of business related expenses. The Second Levine Employment Agreement, which is currently in effect, has a term which expires on December
21, 2000. Such agreement provides for the payment of bonuses at the sole discretion of the Board of Directors based upon a performance evaluation. The Second Levine Employment Agreement also contains severance provisions similar to those contained in the Executive Agreements between the Company and each of Terry Byrne, Lou Muro and Lou Sanzaro. It also provides, in light of the Company's cash position, that the Company may, in lieu of payment in cash of salary and reimbursable expenses, issue to Ms. Levine, unregistered shares of the Company's common stock, valued at 50% of the average of the bid and ask prices of such stock, as traded in the over-the-counter market and quoted in the OTC Bulletin Board, during part or all of the period during which such salary was earned or such expenses were incurred.

Extension of Employment Agreements With Mr. Byrne and Mr. Muro

      The Company is a party to employment agreements with Terence C. Byrne, chairman of the board of directors and CEO of the Company, and with Louis V. Muro, the Company's vice president in charge of engineering. On May 1, 1997, the parties amended these employment agreements so as to extend the term of Mr.
Byrne's agreement until December 31, 2003 and Mr. Muro's agreement until December 31, 2000. No other changes were made pursuant to these amendments. For a discussion in more detail of the terms and conditions of the Company's employment agreements with Mr. Byrne and Mr. Muro, reference is made to the information contained above in "Executive Compensation - Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

Executive Agreement With Louis Sanzaro.

      On July 23, 1998 the Company entered into an employment agreement with Louis Sanzaro pursuant to which Mr. Sanzaro was employed as the Company's vice president of operations until February 11, 1999, and since such date, as the Company's president. The agreement was made effective as of June 15, 1998, the date when Mr. Sanzaro began serving in such capacity. The agreement is for a term of four years ending June 14, 2002 and provides for salary compensation at the annual rate of $175,000. It also included a signing bonus consisting of 500,000 shares of the Company's common stock. In consideration for the Company's entering into such employment agreement and issuing to Mr. Sanzaro an additional 2,500,000 shares of its common stock, Mr. Sanzaro released the Company from any obligations arising out of or being connected with or related to serve as a distributor of TCS-1 Plants in North America or to receive renumeration of any kind in connection with sales of TCS-1 Plants theretofore or thereafter made by the Company in North America. For a discussion in more detail of the Sanzaro Executive Agreement, reference is made to the information contained above in "Executive Compensation - Employment Contracts and Termination of Employment and Change-in-Control Arrangements".

Executive Agreement With Jean Frechette.

      On July 24,  1998 the  Company  and The  Tirex  Corporation  Canada,  Inc.
("Tirex Canada") entered into an employment agreement with Jean Frechette , pursuant to which Mr. Frechette has been employed as the president and chief operating officer of Tirex Canada effective August 17, 1998. The agreement is for a five year term ending August 16, 2003 and provides for salary compensation at the annual rate of $150,000 along with a car allowance of $500 Canadian per month. The employment agreement also included a signing bonus of 1,000,000 shares of the Company's common stock. For a discussion in more detail of the Frechette Executive Agreement, reference is made to the infirmation contained above in "Executive Compensation - Employment Contracts and Termination of Employment and Change-in-Control Arrangements".

Executive Agreement With John L. Threshie, Jr.

      On February 20, 1997, the Company entered into an employment agreement with John L. Threshie, Jr., pursuant to which Mr. Threshie is currently employed as a vice president and as assistant secretary of the Company. Mr. Threshie's employment agreement with the Company was made effective as of January 1, 1996, the date when Mr. Threshie began receiving a salary for serving as a vice president. The agreement was for a three-year term ending December 31, 1998 and provided for compensation at the annual rate of $50,000. Effective July 1, 1998 the salary provisions of the agreement were amended to provide for an annual salary of $62,500 and as of December 31,

1998, it was further amended to extend the term of the agreement to December 31, 1999. From December 22, 1996 until February 11, 1999, Mr. Threshie also served as secretary of the Company. For a discussion in more detail of the Executive Agreements, reference is made to the information contained above in "Executive Compensation - Employment Contracts and Termination of Employment and Change-in-Control Arrangements".

Issuance of Stock to Mr. Muro as Compensation for Past Services

      Mr. Muro served as Secretary of the Company from December 29, 1992 until March 1994 and as the Company's president from March 1994 until January 18, 1995. Mr. Muro received no compensation for any of the foregoing services, but served on the basis of an understanding that he would be fairly and equitably compensated. However, former management failed to arrange for, or pay, any compensation to Mr. Muro for his services as an officer of the Company during such periods. In order to assure itself of the continued services of Mr. Muro and to compensate him on a fair and equitable basis for the aforesaid executive services, on January 17, 1997, the Board of Directors authorized the issuance of a total of 1,113,636 shares of common stock. At that time, Mr. Muro agreed to accept such shares as compensation for all services rendered prior to January 18, 1995 at the same rate as he has been entitled to receive for his services since such date. Based upon the foregoing, Mr. Muro was entitled to payment of three hundred and six thousand, two hundred fifty dollars ($306,250) in respect of his pre-1995 services. The number of shares so issued was calculated on the basis of one hundred and fifty percent (150%) of the average of the bid and ask prices of the Company's common stock, as traded in the over-the-counter market and reported in the electronic bulletin board of the NASD, during the calendar years of 1993 and 1994. The Company's stock was traded only sporadically during such time. Therefore, calculations were based upon the fifteen months during 1993 and 1994 when actual trading took place and for which it was possible to obtain information. The average of the high and low closing prices of the common stock of this corporation, as traded in the over-the-counter market during such fifteen month period, which the Company was able to obtain, was approximately $.18333 per share.

Amendment of Stock Option held by CG TIRE, Inc.

      On April 24, 1997, the Company granted to CG TIRE, Inc. (CGT) an option to purchase at a per share price equal to fifty percent (50%) of the average of the final bid and ask prices of the common stock of the Company, as quoted in the OTC Bulletin Board during the ten business days preceding the date of a notice of exercise given by the CG TIRE, all, or any part of, the number of shares of the common stock of the Company which would constitute, upon their issuance, ten percent (10%) of the common stock of the Company, issued and outstanding, on a fully diluted basis (the "CGT Option"). As of August 13, 1997, the Company agreed to amend the CGT Option with respect to the purchase price for a certain portion of the CGT Option. On February 18, 1997, CGT agreed to further amend its Option to make it unexercisable prior to the effective date of the registration statement. For a discussion in detail of the terms of the CGT Option and the consideration received by the Company therefor, see footnote (4) to the Principal Shareholders Table, included, above in "Security Ownership of Certain Beneficial Owners and Management".

Consulting and Employment Agreements with Alan Crossley

      On July 1, 1997, the Company entered into an employment agreement with Alan Crossley (the "Crossley Employment Agreement"), a former director of the Company, pursuant to which, Mr. Crossley was appointed as the Company's Managing Director of European Market Development. This Agreement replaced and superseded a consulting agreement between the Company and Mr. Crossley

(the "Crossley Consulting Agreement"). The said Consulting Agreement had been entered into on May 29, 1997 and had been made retroactively effective to January 15, 1997. Such retroactive effectiveness reflected the time period during which Mr. Crossley, directly and through GAPCO, Inc., a corporation controlled by Mr. Crossley had actually rendered services to the Company, as its European Market Development Consultant. The Crossley Consulting Agreement
provided for consulting services consisting of advice and opinions to the Company concerning, and the undertaking and effectuation of, activities necessary to establish and develop in Europe and in India, markets for the TCS-1 Plant and for rubber crumb and the preparation of market development studies for the Iberian Peninsula and India. The Crossley Consulting Agreement was for a two-year term and provided for the following compensation: (i) upon completion of the Iberian Peninsula Market Study conducted by GAPCO, Inc., $40,000 (Canadian) to be paid in either, or a combination of, cash or unregistered shares of the Company's common stock, valued at $.17 per share; (ii) upon completion of the Indian Market Study conducted by GAPCO, Inc., $40,000
(Canadian) to be paid in either, or a combination of, cash or unregistered shares of the Company's common stock, valued at $.17 per share, and (ii) an expense allowance of up to $115,000 (Canadian) or approximately US $80,500. Although the Crossley Consulting Agreement also provided for an annual salary of $75,000 (Canadian), such salary was not to commence until July 1, 1997. Because the Consulting Agreement was replaced by the Crossley Employment Agreement effective as of January 15, 1997, no salary payments were ever due or paid under the said Consulting Agreement. However, pursuant to the terms of the Crossley Consulting Agreement, payments of an aggregate of $80,000 (Canadian) were paid to Mr. Crossley, in a combination of cash and common stock, in respect of certain market studies for the Iberian Peninsula and India conducted by GAPCO, Inc. The stock portion of such compensation was paid on May 29, 1997 with the issuance of 84,658 shares of the Company's common stock.

      Pursuant to the agreement of the parties, the Crossley Employment Agreement was made effective as of June 15, 1997. It provides for a one-year term, automatically renewable for two successive one-year periods. Under the terms of the Employment Agreement, Mr. Crossley is responsible for undertaking and effecting activities necessary to establish and develop markets for the TCS-1 Plant and for the crumb rubber which will be produced by the operation of the TCS-1 Plant throughout the European Economic Union, India, Pakistan and Saudi Arabia (collectively the "Territory"), and such other areas as the parties may, from time to time, mutually agree. In connection therewith, Mr. Crossley is responsible for, among other things, setting up the appropriate corporate structure and organization for importing and distributing TCS-1 Plants and crumb rubber into and throughout Europe. The Crossley Employment Agreement provides for compensation by way of an annual salary of $75,000 (Canadian) and a sales commission of eight percent (8%) of the purchase price of all sales of TCS-1 Plants sold within the Territory, provided however that, all salary payments made or payable under the Crossley Employment Agreement will be deducted from the amount of any such sales commissions. The Agreement also provides for reimbursement of documented expenses for specified purposes in an amount not to exceed $115,000 (Canadian) per year.

Bonuses and Additional Compensation to Employees

      On May 30, 1997, the Company authorized the issuance of shares of its Common Stock pursuant to the exercise of options (the "Bonus Options") which had been granted to Terence C. Byrne, Louis V. Muro, and Frances Katz Levine as bonuses for the fiscal years ended June 30, 1995 and 1996 pursuant to the terms of their respective employment agreements. The Bonus Options permitted such persons to purchase shares of common stock, at a per share exercise price of $.001 per share, as follows: Terence C. Byrne - 1,413,382 shares, Louis V. Muro
- 1,115,093 shares, and Frances Katz Levine - 811,684 shares. The respective employment agreements, pursuant to which such options were granted, provide for discretionary bonuses for each year (or portion thereof) during the term of such agreements, with the actual amount of any such bonus to be determined in the sole discretion of the Board of Directors based upon its evaluation of the Executive's performance during uch year. Such bonuses were unanimously approved by the Company's full board of directors, which, at that time, consisted of six members including Mr. Byrne and Mr. Muro. All of the said Options were exercised by the option holders immediately upon the grants thereof.

      On January 28, 1998, the Company authorized the issuance of an aggregate of 4,000,000 shares to two of its executive officers and to its corporate attorney, at a price of $.001 per share, as follows: Terence C. Byrne - 2,000,000 shares, Louis V. Muro - 1,000,000 shares, and Frances Katz Levine - 1,000,000 shares. Such sales were made pursuant to the exercise of options granted to such persons and subsequently amended, as follows: On September 3, 1997, the Company granted to the foregoing individuals options to purchase the respective number of shares set forth above at an exercise price equal to the full market price of the Common Stock at such date, as follows: Terence C. Byrne
- 2,000,000, Louis V. Muro - 1,000,000, and Frances Katz Levine - 1,000,000 (the
"1997 Options"). Such bonuses were granted for the fiscal year ended June 30, 1997 pursuant to the terms of their respective employment agreements with the Company, which provide for discretionary bonuses for each year (or portion thereof) during the term of such agreements, with the actual amount of any such bonus to be determined in the sole discretion of the Board of Directors based upon its evaluation of the Executive's performance during such year. On January 13, 1998, the Company granted to each of these persons a bonus (the "1998 Bonus"), under the terms of their respective employment agreements, for the fiscal year which ended on June 30, 1998 (the "1998 Bonuses"). The 1998 Bonuses consisted of amendments to the terms of the 1997 Options, which reduced the option exercise price to $.001 per share. Both the 1997 and the 1998 bonuses were unanimously approved by the Company's full board of directors which, at that time, consisted of six members including Mr. Byrne and Mr. Muro.

      On June 23, 1998, the Company's board of directors by unanimous written consent, recognized that since January of 1995, on behalf, and for the benefit, of the Company and without any cash compensation therefor, Terence C. Byrne, the chairman of the board of directors and CEO of the Company and Frances Katz Levine, formerly the secretary and a director, and presently corporate and US securities counsel of the Company, had made substantial financial accommodations and had put themselves at significant financial risk, including, but not limited to the following: Mr. Byrne's; (i) having made personal loans to the Company, including a loan in the amount of $102,000 made in January of 1998; (ii) having been personally responsible for all credit card debt of the Company, covering all travel, entertainment, and significant day-to-day operating expenses of the Company; (iii) being the co-guarantor of all bank debt of the Company and its subsidiaries; and (iv) being the co-guarantor on all equipment leases of the Company; and Ms. Levine having for a continuous period of three and one-half years, provided, rent-free and with no charge for the costs of utilities, a fully-equipped law office, dedicated solely and exclusively to the requirements of the Company and throughout such period, having paid, without any cash reimbursement ever having been made to her, all costs and expenses incurred by the Company in connection with its legal service requirements, including but not limited to: (i) telephone charges (ii) office furnishings, equipment, and supplies; (iii) Federal Express and other postage; and (iv) secretarial and clerical staff. The board further stated its belief that the significant growth and development demonstrated by the Company, from January 1995 to the present, could not have been possible without the above described financial accommodations made by Mr. Byrne and Ms. Levine and that, in view of the significant contributions made, and the financial risks incurred, by these persons, it would be fair and equitable to compensate them for the foregoing financial accommodations made, and risks incurred, by them. In effectuation of the foregoing, on or about July 9, 1998, the Company authorized the issuance of 4,000,000 shares of its common stock to Mr. Byrne and 2,000,000 shares of its common stock to Ms. Levine.

ITEM 13.  EXHIBITS

FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

Financial Statements

     The financial statements filed as a part of this report are as follows:

     Consolidated Balance Sheet - June 30, 1998

     Consolidated Statements of Operations for the years ended June 30, 1997 and 1998, and cumulative for the period from inception (July 15, 1987) to June 30, 1998

     Consolidated Statements of Owners' Equity (Deficit) as at
       July 15, 1987 and June 30, 1988 - 1998

     Consolidated Statements of Cash Flows for the years ended June 30, 1997 and
       1998 and cumulative for the period from inception (July 15,1987) to June 30, 1998

Financial Statement Schedules

      Financial statements schedules have been omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

Exhibits

      The exhibits filed as a part of this Report or incorporated herein by reference are as follows:

Exhibits Incorporated
                                                            Herein By Reference,
                                                            Exhibit No. As Filed
                                                            With Document
                                                            Indicated
                                                            --------------------

2.   (a) Agreement and Plan of Merger and
           Reorganization, dated May 9, 1989 (1)                     2
     (b) Certificate of Merger, filed with the
           Secretary of State of Delaware on June 8, 1989 (5)        2(b)
     (c) Certificate of Merger, filed with the
           Secretary of State of New Jersey on June 8, 1989 (5)      2(c)
     (d) Acquisition Agreement among the Company,
           Patrick McLaren, Louis V. Muro and George
           Fattell, dated March 26, 1993 (8)                         2
     (e) Certificate of Merger, of Tirex Acquisition Corp and
           RPM Incorporated filed with the Secretary of State of Delaware on January 20, 1998 (20)

     (f) Agreement and Plan of Merger
           (Tirex Acquisition Corp. and RPM Incorporated)

3.   (a) Certificate of Incorporation filed August 19, 1987 (2)       3(a)
     (b) Certificate of Amendment filed June 20, 1989 (5)             3(b)
     (c) Certificate of Amendment filed March 10, 1993 (8)            3
     (d) Certificate of Amendment filed December 5, 1995 (9)          3(e)
     (e) By-Laws (2)                                                  3(b)
     (f) Certificate of Amendment filed August 11, 1997
     (g) Certificate of Amendment filed February 3, 1998 (21)         3
     (h) Certificate of Incorporation of Tirex Acquisition Corp.,
           filed with the Secretary of State of Delaware on
           December 15, 1997 (20)                                     3(h)
     (k) Certificate of Amendment to the Certificate of
           Incorporation, filed with the Secretary of State of
           Delaware on July 10, 1998 (19)                             3

4.   (a) Form of Option to John Hartley for the purchase
           of 20,000 shares of Preferred Stock (9)                    4(g)
     (b) Form of Exchangeable Option, Dated October 5,
           1995, to Sharon Sanzaro for the purchase of 560,000
           shares of common stock (9)                                 4(h)
     (c) Form of Exchangeable Option, Dated October 5,
           1995, to Raymond Pirraglia for the purchase of
           140,000 shares of common stock (9)                         4(i)
     (d) Form of Exchangeable Option, Dated October 5,
           1995, to Terry Bentley for the purchase of 100,000
           shares of common stock (9)                                 4(j)
     (e) Form of Exchangeable Option, Dated January 1,
           1996, to Raymond Pirraglia for the purchase of 43,750
           shares of common stock(9)                                  4(k)
     (f) Form of Exchangeable Option, Dated January 1,
           1996, to Terry Bentley for the purchase of 31,250
           shares of common stock (9)                                 4(l)
     (g) Form of Exchangeable Option, Dated January 1,
           1996, to Sharon Sanzaro for the purchase of 175,000
           shares of common stock (9)                                 4(m)
     (h) Specimen Preferred Stock Certificate (9)                     4(f)
     (i) Form of Exchangeable Option, Dated as of March 31,
           1996, to Raymond Pirraglia for the purchase of 43,750
           shares of common stock (12)                                4(n)
     (j) Form of Exchangeable Option, Dated as of March 31, 1996,
           to Terry Bentley for the purchase of 31,250
           shares of common stock (12)                                4(o)
     (k) Form of Exchangeable Option, Dated as of March 31,
           1996, to Sharon Sanzaro for the purchase of 175,000
           shares of common stock (12)                                4(p)
     (l) Form of Exchangeable Option, Dated July 1,
           1996, to Raymond Pirraglia for the purchase of 43,750
           shares of common stock (12)                                4(q)
     (m) Form of Exchangeable  Option,  Dated July 1, 1996, to
           Terry Bentley for the purchase of 31,250 shares of
           common stock (12)                                          4(r)

     (n) Form of Exchangeable Option, Dated July 1,
           1996, to Sharon Sanzaro for the purchase of 175,000
           shares of common stock (12)                                4(s)
     (o) Form of Option, Dated April 24, 1997 to CG TIRE, Inc.
           for the purchase of up to 10% of the common stock
           of the Company (17)                                        4(t)
     (p) Amendment, Dated September 30, 1997, to GC TIRE,  Inc.(20)
     (q) Amendment,  Dated February 16, 1998, to CG TIRE, Inc.(20)
     (r) Form of "Type A" Subordinated,
           Convertible Debenture
     (s) Form of "Type B" Subordinated
           Convertible Debenture (20)                                 4(t)
     (t) Form of "Type A" Warrant
     (u) Stock Purchase Warrant
           Issued To Security Capital Trading, Inc.
     (v) Form of Amendment to "Type B" Debenture (20)                 4(w)
     (w) Amendment to CGT Option (20)                                 4(x)
     (x) Form of "Type A" Securities
           Purchase Agreement
     (y) Form of "Type B" Securities Purchase Agreement (20)          4(y)
     (z) Form of "Type C" Subscription and Registration
           Rights Agreement (20)                                      4(aa)
     (aa)Option To Purchase Common Stock, Issued to
           Alan Epstein, dated April 13, 1998 (18)                    4.2
     (bb)Form of Amendment to "Type A" Subordinated,
                  Convertible Debenture

10.  (a) Executive Agreement, dated Jan 18, 1995,
           between the Company and Terence C. Byrne (9)               10(rr)
     (b) Stock Restriction Agreements, dated Jan 18, 1995,
           June 1, 1995, and July 31, 1995 between the Company
           and Terence C. Byrne (9)                                   10(tt)
     (c) Stock Restriction Agreements, dated Jan 18, 1995,
           June 1, 1995, July 31, 1995 between the Company
           and Frances Katz Levine (9)                                10(uu)
     (d) License Agreement , dated as of July 3, 1995 between
           the Company and Tirex Canada (9)                           10(ggg)
     (e) Shareholders Agreement, dated as of July 3, 1995, as
           amended February 8, 1996 among the Company,
         Tirex Canada, Kenneth J. Forbes, Terence C. Byrne,
              and Louis V. Muro (9)                                   10(hhh)
     (f) Amendment, dated August 27, 1997 to Shareholders Agreement, dated as of July 3, 1995, as amended
           February 8, 1996 among the Company,
           Tirex Canada, Kenneth J. Forbes,
           Terence C. Byrne, and Louis V. Muro(20)                    10(f)
     (g) Special Compensation Agreement, dated April 1, 1996,
           between the Company and Frances Katz Levine (11)           4.6
     (h) Amendment No. 1 dated May 30, 1996, to Executive
           Agreement, dated Jan. 18, 1995, between the Company
           and Terence C. Byrne (11)                                  4.7
     (i) Amendment No. 1 dated May 30, 1996, to Stock Restriction
           Agreement, dated June 1, 1995, between the Company
           and Terence C. Byrne (11)                                  4.9

     (j) Amendment No. 1 dated May 30, 1996, to Stock Restriction
           Agreement, dated June 1, 1995, between the Company
           and Frances Katz Levine (11)                               4.9
     (k) Special Compensation Agreements, dated June 1, 1995,
           July 25, 1995, November 15, 1995, and March 18, 1996
           between the Company and Terence C. Byrne (12)              10(rrr)
     (l) Special  Compensation  Agreements,  dated November 15, 1995 and March 18, 1996, and April 1, 1996
           between the Company and Louis V. Muro (12)                 10(ttt)
     (m) English translation of Agreement for Financial Assistance for Technology Development between La Societe Quebecoise
           de Recuperation et de Recyclage and
           Tirex Canada Inc. (12)                                     10(vvv)
     (n) Commitment,  dated  April  11,  1996,  from the  Industrial
           Recovery Program for Southwest Montreal,
           for a loan of up to $500,000 (Canadian) (12)               10(www)
     (o) Amendment No. 1 to Stock Restriction Agreement
           of January 18, 1995, dated May 30, 1996, between
           the Company and Terence C. Byrne. (12)                     10(xxx)
     (p) Amendment No 1. to Stock Restriction Agreement
           of January 18, 1995, dated May 30, 1996,
           between the Company and Frances Katz Levine. (12)          10(yyy)
     (q) Financial Consulting Agreement, dated May 3, 1997,
           between the Company and The Nais Corp. (15)                10
           between the Company and the Nais Corp.
     (r) Employment Agreement, effective as of January 1, 1996,
           between the Company and John L. Threshie, Jr. (13)         4.4
     (s) Employment Agreement, dated April 29, 1997,
           between the Company and Vijay Kachru (17)                  10(cccc)
     (t) Amendment No.2, dated May 1, 1997, to Stock Restriction
           Agreement of April 1, 1996, between the Company
           and Louis V. Muro (17)                                     10(dddd)
     (u) Amendment No. 2, dated May 1, 1997, to Stock Restriction
           Agreement of June 1, 1995 between the Company
           and Terence C. Byrne (17)                                  10(eeee)
     (v) Amendment No. 2, dated May 1, 1997, to Stock Restriction
           Agreement of June 1, 1995 between the Company
           and Frances Katz Levine (17)                               10(ffff)
     (w) Employment Agreement, dated December 22, 1997, between
           the Company and Frances Katz Levine (17)                   10(gggg)
     (x) Amendment, dated May 1, 1997, to Employment Agreement
           of December 22, 1996, between the Company and
           Frances Katz Levine (17)                                   10(hhhh)
     (y) Amendment, dated May 1, 1997, to Employment Agreement
           of January 18, 1995, between the Company and
           Terence C. Byrne (17)                                      10(iiii)
     (z) Amendment, dated May 1, 1997 to Employment Agreement
           of January 1, 1996, between the Company and
           Louis V. Muro (17)                                         10(jjjj)
     (aa) Equipment Lease & Purchase Agreement, dated May 29, 1997, between the Company and Oceans Tire Recycling &
           Processing Co., Inc., including Royalty Agreement
           and Crumb rubber Brokerage Agreement, of even date
           therewith, as Exhibits thereto (17)                        10(kkkk)
     (bb)Equipment Lease & Purchase  Agreement,  dated May 29,
           1997, between the Company and Ocean Ventures III,
           Inc., including Royalty Agreement and Crumb rubber
           Brokerage Agreement, of even date therewith, as
           Exhibits thereto (17)                                     10(llll)
     (cc)Equipment Lease & Purchase Agreement, dated July 8, 1997, between the Company and Recycletron Inc., including Royalty
           Agreement  and Crumb rubber  Brokerage  Agreement,  of even date therewith,
           as Exhibits thereto (17)                                  10(mmmm
     (dd)Consulting Agreement, dated April 18, 1998, between the
           Company and Alan Epstein(18)                              4.1
     (ee)Consulting Agreement, dated January 28, 1998, between
           the Company and Louis Sanzaro (20)                        10(gg)
     (ff)Executive Agreement made as of July 23, 1998 between the
           Company and Louis Sanzaro (19)                            10.1
     (gg)Executive Agreement made as of July 24, 1998  among the
           Company, The Tirex Corporation Canada Inc. and
           Jean Frechette (19)                                       10.2
     (hh)Employment Agreement made as of June 22, 1998 between
           the Company and Scott Rapfogel (19)                       10.3
     (ii)Agreement, dated December 11, 1998, between the Company and IM2 Merchandising and Manufacturing, Inc.
     (jj)Consulting Agreement, dated April 1, 1998, between
           the Company and Security Capital Trading, Inc.
     (kk)Offer of Federal Office of Regional Development (Quebec), dated
           July 4, 1997, of repayable contribution of CA$95,000 for market development studies and activities in the United States
           (Project No. 0762)
     (ll)Offer of Federal Office of Regional Development (Quebec), dated
           March 9, 1998, of repayable contribution of CA$98,000 for international market development activities
           (Project No. 1158)
     (mm)Offer of Federal Office of Regional Development (Quebec), dated
           March 26, 1997, of repayable contribution of CA$20,000 for preparation of market development studies for India
           (Project No. 0635)
     (nn)Passenger  Car  Equipment  Lease & Purchase  Agreement,  dated
           August 19, 1998, between the Company and ENERCON American Distribution Ltd.
     (oo)Truck Tire Equipment Lease & Purchase Agreement,  dated August
           19,   1998,   between  the   Company   and  ENERCON   American
           Distribution Ltd.
     (pp)Royalty Agreement, dated August 19, 1998,
           between the Company and ENERCON American Distribution Ltd.
     (qq)Rubber Crumb Purchase Option Agreement, dated August 19, 1998, between Registrant and ENERCON American Distribution Ltd.
     (rr)Purchase Rights Agreement, dated August 19, 1998,
           between the Company and ENERCON American Distribution Ltd.
     (ss)Passenger Car Equipment Lease & Purchase Agreement, dated October 9, 1998, between the Company and ENERCON American Distribution Ltd.
     (tt)Truck Tire Equipment Lease & Purchase Agreement, dated October 9, 1998, between the Company and ENERCON American Distribution Ltd.
     (uu)Royalty Agreement, dated October 9, 1998,
           between the Company and ENERCON American Distribution Ltd.
     (vv) Rubber Crumb Purchase Option Agreement, dated October 9, 1998, between Registrant and ENERCON American Distribution Ltd.
     (ww) Purchase Rights Agreement, dated October 9, 1998,
           between the Company and ENERCON American Distribution Ltd.
     (xx) Equipment Lease & Purchase Agreement, dated December 12, 1997, between the Company and 750824 Alberta Ltd.
     (yy) European Market Development Consulting Agreement, dated May 29, 1997, with Alan Crossley
     (zz) Employment Agreement, dated July 1, 1997, with Alan Crossley (aaa) Promissory Note, dated January 23, 1998, from the Company to
           Terence C. Byrne in the amount of $102,000
     (bbb) Promissory Note, dated October 27, 1998, from the Company to Bartholomew International Investments Ltd. in the amount of
           $150,000
     (ccc) Release, dated December 2, 1998, to Promissory Notes, dated October 27, 1998 and November 30, 1998, from the Company to Bartholomew International Investments Ltd. and Terence C. Byrne, respectively.
     (ddd) Promissory Note, dated November 30, 1998, from the Company to
             Terence C. Byrne in the amount of $14,000
     (eee) Promissory Note, dated April 8, 1998, from Louis V. Sanzaro to the Company in the amount of $70,405.31
     (fff) Security and Pledge Agreement, dated April 8, 1998, between
             Louis V. Sanzaro and the Company
     (ggg) Amendment, dated September 5, 1998, to Promissory Note, dated April 8, 1998, from Louis V. Sanzaro to the Company
     (hhh) Promissory Note, dated September 9, 1997, from Ocean Utility Contracting Co., Inc. to the Company in the amount of $30,000
     (iii) Management  translation  of  Offer of Loan  Guarantee,  dated
             January  16,  1998,   from  the  Societe'  de   Developpement
           Industrial du Quebec (original in French)
     (jjj) Loan Agreement, dated February 21, 1996, between Bank of Montreal the Company's subsidiary 3143619 Canada Inc.("Tirex
             R&D)
     (kkk) Offer of Federal Office of Regional Development (Quebec), of repayable contribution of CA$20,000 for market development studies for the Iberian peninsula
             (Project No. 0526)
     (lll) Offer of Federal Office of Regional Development (Quebec), of repayable contribution of CA$95,000 for market development activities for the Iberian peninsula
             (Project No. 0761)

17.  (a) Release and Resignation of J. Richard Goldstein,
           dated November 5, 1992 (7)                                  17(a)
     (b) Release and Resignation of Robert Kopsack,
           dated November 5, 1992 (7)                                  17(b)
     (c) Release and Resignation of Peter Stratton,
           dated November 5, 1992 (7)                                  17(c)
     (d) Release and Resignation of George Fattell,
           dated March 24, 1994 (9)                                    17(d)
     (e) Notice and Release of Escrow Agent by Patrick McLaren
           and Louis V. Muro, dated January 18, 1995 (9)               17(e)

20.  (a) "Type A" Private Placement Memorandum, dated
           November 5, 1997, as amended February 26, 1998 (20)          20(a)
     (b) "Type B" Private Placement Memorandum, dated
           November 28, 1997, as amended March 6, 1998 (20)             20(b)
     (c) "Type C" Private Placement Memorandum, dated
           March 19, 1998 (20)                                          20(c)

21.  Subsidiaries of the Company

22.  (a) Notice to Shareholders,  dated July 21, 1997,  Pursuant to Delaware  General  Corporation Law Section 228(d),
           respecting the amendment of the Certificate of
           Incorporation, changing the Company's name to
           "The Tirex Corporation" (16)                                 20
     (b) Notice to Shareholders, dated February 4, 1998,
           Pursuant to Delaware General Corporation
           Law Section 228(d), respecting the amendment
           of the Certificate of Incorporation, increasing
           the Company's Capital Stock to 70,000,000 shares (21)        20
     (c) Notice to Shareholders, dated July 13, 1998,
           Pursuant to Delaware General Corporation
           Law Section 228(d), respecting the amendment
           of the Certificate of Incorporation, increasing
           the Company's Capital Stock to 120,000,000 shares (19)       20

99.  (a) Feasibility Study by Techtran:
           Technology Transfer Institute (12)

---------
Notes

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

      (17) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1997, which exhibits are incorporated herein by reference.

      (18) Filed with the Securities and Exchange Commission on April 14,
1998 as an exhibit, numbered as indicated above, to the registration statement of the Company on Form S-8, File No. 333-50071, which exhibits are incorporated herein by reference.

      (19) Filed with the Securities and Exchange Commission on July 30, 1998, as an exhibit, numbered as indicated above, to the Company's current report on Form 8-K dated May 27, 1998, which exhibits are incorporated herein by reference.

      (20) Filed with the Securities and Exchange Commission on May 21, 1998, as an exhibit, numbered as indicated above, to the Company's registration statement on Form SB-2, which exhibits are incorporated herein by reference.

      (21) Filed with the Securities and Exchange Commission on February 16, 1998, as an exhibit, numbered as indicated above, to the Company's current report on Form 8-K dated February 3, 1998, which exhibits are incorporated herein by reference.

Reports on 8-K

      The Company did not file any current reports on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES

      In accordance with Section 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE TIREX CORPORATION

                                     By /s/ Terence C. Byrne
                                        ----------------------------------------
Date: March 4, 1999                     Terence C. Byrne, Chairman of the Board
                                        of Directors and Chief Executive Officer

      In accordance with Section 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

      SIGNATURES                           TITLE                      Date

Principal Executive Officer:

/s/ Terence C. Byrne                                               March 4, 1999
-----------------------------------
    Terence C. Byrne                   Chairman of the Board
                                       of Directors and Chief
                                       Executive Officer

Principal Financial and Accounting Officer:

/s/ Michael D.A. Ash                                               March 4, 1999
-----------------------------------
    Michael D.A. Ash                   Secretary, Treasurer,
                                        and Chief Financial and
                                        Accounting Officer

A Majority of the Board of Directors:

/s/ Terence C. Byrne                                               March 4, 1999
-----------------------------------
    Terence C. Byrne                   Director

/s/ Louis Sanzaro                                                  March 4, 1999
-----------------------------------
     Louis Sanzaro                     Director

/s/ Louis V. Muro                                                  March 4, 1999
-----------------------------------
    Louis V. Muro                      Director

/s/ Henry Meier                                                    March 4, 1999
-----------------------------------
    Henry Meier                        Director

                  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
                 REPORTS FILED PURSUANT TO SECTION 15(D) OF THE
                      EXCHANGE ACT BY NON-REPORTING ISSUERS

      No annual report or proxy materials have been sent to security-holders during the fiscal year ended June 30, 1998 or the subsequent interim period. As at the date hereof, the Company plans to furnish proxy materials relating to its annual meeting, which is presently intended to be held during the current fiscal year. All such materials will be furnished to the Commission at the same time as they are sent to securities holders.

                                              Commission File Number 33-17598-NY

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                   ----------

                                   FORM 10-KSB

                                  Annual Report

                            For the Fiscal Year Ended

                                  June 30, 1998

                                   ----------

                              THE TIREX CORPORATION

               (Exact Name of the Company as specified in Charter)

                                    EXHIBITS

                     INDEX OF EXHIBITS BEING FILED HEREWITH

                                                                            Page
                                                                            ----

2.
      (f)   Agreement and Plan of Merger
              (Tirex Acquisition Corp. and RPM Incorporated).................153

4.
      (r)   Form of "Type A" Subordinated,
              Convertible Debenture..........................................174
      (t)   Form of "Type A" Warrant.........................................186
      (u)   Form of Stock Purchase Warrant
              Issued To Security Capital Trading, Inc........................200
      (x)   Form of "Type A" Securities
              Purchase Agreement.............................................213
      (bb)  Form of Amendment to "Type A" Subordinated,
              Convertible Debenture..........................................216

10.

      (ii)  Agreement, dated December 11, 1998, between
              the Company and IM2 Merchandising and
              Manufacturing, Inc.............................................224
      (jj)  Consulting Agreement, dated April 1, 1998, between
              the Company and Security Capital Trading, Inc..................240
      (kk)  Offer of Federal Office of Regional Development
              (Quebec), dated July 4, 1997, of repayable contribution of CA$95,000 for market development studies and activities in the United States (Project No. 0762)........................246
      (ll)  Offer of Federal Office of Regional Development
              (Quebec), dated March 9, 1998, of repayable contribution of CA$98,000 for international market development activities
              (Project No. 1158).............................................258
      (mm)  Offer of Federal Office of Regional Development (Quebec),
              dated March 26, 1997, of repayable contribution of CA$20,000 for preparation of market development studies for India
              (Project No. 0635).............................................271
      (nn)  Passenger Car Equipment Lease & Purchase Agreement, dated
              August 19, 1998, between Registrant and ENERCON American
              Distribution Ltd...............................................282
      (oo)  Truck Tire Equipment Lease & Purchase Agreement, dated
              August 19, 1998, between Registrant and ENERCON American
              Distribution Ltd...............................................302

      (pp)  Royalty Agreement, dated August 19, 1998, between Registrant and ENERCON American Distribution Ltd..........................322
      (qq)  Rubber Crumb Purchase Option Agreement, dated August 19, 1998, between Registrant and ENERCON American Distribution Ltd.......328
      (rr)  Purchase Rights Agreement, dated August 19, 1998,
              between Registrant and ENERCON American Distribution Ltd.......334
      (ss)  Passenger Car Equipment Lease & Purchase Agreement, dated
              October 9, 1998, between Registrant and ENERCON American
              Distribution Ltd...............................................339
      (tt)  Truck Tire Equipment Lease & Purchase Agreement, dated
              October 9, 1998, between Registrant and ENERCON American
              Distribution Ltd...............................................364
      (uu)  Royalty Agreement, dated October 9, 1998, between Registrant and ENERCON American Distribution Ltd..........................390
      (vv)  Rubber Crumb Purchase Option Agreement, dated October 9, 1998, between Registrant and ENERCON American Distribution Ltd.......396
      (ww)  Purchase Rights Agreement, dated October 9, 1998, between
              Registrant and ENERCON American Distribution Ltd...............402
      (xx) Equipment Lease & Purchase Agreement, dated December 12, 1997, between Registrant and 750824 Alberta Ltd. (with ancillary agreements attached as exhibits)...............................407
      (yy)  European Market Development Consulting Agreement,
              dated May 29, 1997, with Alan Crossley.........................436
      (zz)  Employment Agreement, dated July 1, 1997,
              with Alan Crossley.............................................442
      (aaa) Promissory Note, dated January 23, 1998, from the Company to
              Terence C. Byrne in the amount of $102,000.....................451
      (bbb) Promissory Note, dated October 27, 1998, from the Company to Bartholomew International Investments Ltd. in the
              amount of $150,000.............................................454
      (ccc) Release, dated December 2, 1998, to Promissory Notes, dated October 27, 1998 and November 30, 1998, from the Company to Bartholomew International Investments Ltd.
              and Terence C. Byrne, respectively.............................457
      (ddd) Promissory Note, dated November 30, 1998, from the Company to
              Terence C. Byrne in the amount of $14,000......................461
      (eee) Promissory Note, dated April 8, 1998, from Louis V. Sanzaro to the Company in the amount of $70,405.31........................463
      (fff) Security and Pledge Agreement, dated April 8, 1998, between
              Louis V. Sanzaro and the Company...............................466
      (ggg) Amendment, dated September 5, 1998, to Promissory Note, dated April 8, 1998, from Louis V. Sanzaro to the Company......470
      (hhh) Promissory Note, dated September 9, 1997, from Ocean Utility Contracting Co., Inc. to the Company in the
              amount of $30,000..............................................473

      (iii)   Management translation of Offer of Loan Guarantee, dated
              January 16, 1998, from the Societe' de Developpement
              Industrial du Quebec (original in French)......................475
      (jjj) Loan Agreement, dated December 17, 1997, between
              Bank of Montreal the Company's subsidiary
              3143619 Canada Inc.("Tirex R&D)................................491
      (kkk) Offer of Federal Office of Regional Development (Quebec),
              of repayable contribution of CA$20,000 for market
              development studies for the Iberian peninsula
              (Project No. 0526).............................................502
      (lll) Offer of Federal Office of Regional Development (Quebec),
              of repayable contribution of CA$95,000 for
              market development activities for the Iberian peninsula
              (Project No. 0761).............................................514

21.   Subsidiaries of the Company............................................526