Form 10QSB
period 1998-09-30
TIREX CORP
filed 1999-03-16
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended September 30, 1998

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

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

                    740 St. Maurice, Montreal, Quebec H3C 1L5
                    (Address of Principal executive offices)

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of March 10, 1999: 78,241,437 shares

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              The Tirex Corporation
                          (A Development Stage Company)

                                   ----------

                                TABLE OF CONTENTS

PART I

Item 1 - Financial Statements (unaudited)                                   Page
                                                                            ----

       The Tirex Corporation and Subsidiaries
         Consolidated Balance Sheets as of
           September 30, 1998 and June 30, 1998............................   4

       Consolidated Statements of Operations
         for the three-month periods
           ended September 30, 1998 and 1997...............................   5

       Consolidated Statements of Cash Flows
         for the three-month periods
           ended September 30, 1998 and 1997...............................   6

       Notes to Financial Statements.......................................   7

Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................  20

PART II

Item 2 - Changes in Securities and Use of Proceeds.........................  33
Item 3 - Defaults Upon Senior Securities...................................  35
Item 4 - Submission of Matters
          to a Vote of Security Holders....................................  35
Item 6 - Exhibits and Reports on Form 8-K..................................  36

      The financial statements are unaudited. However, the management of registrant believes that all necessary adjustments (which include only normal recurring adjustments) have been reflected to present fairly the financial position of registrant at September 30, 1998 and the results of its operations and changes in its financial position for the three-month periods ended September 30, 1998 and 1997 and for the period from inception (July 15, 1987).

                              The Tirex Corporation
                           A Development Stage Company

                           Consolidated Balance Sheet
                               As at September 30,

                            Assets                  (Unaudited)      (Audited)
Current Assets                                          1998       June 30, 1998
                                                        ----       -------------
                                                        $              $
Cash and cash equivalents                               150,133        398,971
Notes receivable                                        264,008        225,969
Sales taxes receivable                                   64,389        133,868
R&D tax credit receivable                               902,098        855,818
Prepaid expenses and deposits                           520,005        618,266
                                                    -----------    -----------
                                                      1,900,633      2,232,892

Property and equipment, at cost, net of
  accumulated depreciation of $24,231                 1,499,036        977,288

Other assets
  Prepaids                                              346,146        445,677
  Organization costs net of accumulated
     amortization of $1,264                                 515            536
  Deferred financing fees                               139,118        158,255
                                                    -----------    -----------
                                                        485,779        604,468
                                                    -----------    -----------
                                                      3,885,448      3,814,648
                                                    ===========    ===========

             Liabilities and Stockholders' Equity

Current liabilities
  Notes payable                                         391,811        407,926
  Accrued liabilties                                  1,357,427      1,274,150
  Deposits payable                                       34,500        143,500
  Current portion of long-term debt                      34,120         34,118
Stock options
                                                    -----------    -----------
                                                      1,817,858      1,859,694

Other liabilities
  Long term deposits                                    128,000
  Long-term debt (net of current portion                556,305        465,894
  Convertible subordinated debentures
    long-term portion                                 1,035,000      1,035,000
                                                    -----------    -----------
                                                      1,719,305      1,500,894
Stockholders' equity
  Common stock,  $.001 par value, authorized
    120,000,000 shares, issued and
    outstanding 73,736,495 shares                        73,737         63,642
  Class A stock; .001 par value,
    authorized 5,000,000 shares;
    issued and outstanding, 0 shares
  Additional paid-in capital                         11,887,773     10,258,116
Deficit accumulated during the
  development stage                                 (11,870,817)   (10,051,483)
Unrealized gain on foreign exchange                     257,592        183,785
                                                    -----------    -----------
                                                        348,285        454,060
                                                    -----------    -----------
                                                      3,885,448      3,814,648
                                                    ===========    ===========

                              The Tirex Corporation
                          A developmental stage company

                Consolidated Statement of Operations (unaudited)

                                                                Cumulative from
                                Three months ended September 30 March 26, 1993 ------------------------------- to September 30,
                                         1998           1997    1998
                                         ----           ----    ----
                                         $              $       $
Revenues                                    0              0        934,725

Cost of Sales                               0              0        810,842
                                  -----------    -----------    -----------

Gross profit                                0              0        123,883

Operations
  General and administrative        1,451,057        486,565      4,407,397
  Depreciation and amortization       232,630          4,709        256,658
  Research and development             11,840        178,888      6,057,940
                                  -----------    -----------    -----------

Total Expense                       1,695,527        670,162     10,721,995

Loss before other income and
  expenses                         (1,695,527)      (670,162)   (10,598,112)
                                  -----------    -----------    -----------

Other income (expenses)
  Interest expense                    (20,035)          (640)       (84,041)
  Interest income                       2,540
  Income from stock options            10,855
  Loss on disposal of equipment        (2,240)
  Loss on foreign exchange           (103,770)        (3,659)      (142,461)
                                  -----------    -----------    -----------

                                     (123,805)        (4,299)      (215,347)

Net Loss                           (1,819,332)      (674,461)   (10,813,459)
                                  ===========    ===========    ===========

Net loss per common share               (0.02)         (0.02)         (0.57)
                                  ===========    ===========    ===========
Weighted average shares of
  common stock outstanding         70,188,967     38,112,298     18,209,531
                                  ===========    ===========    ===========

                              The Tirex Corporation
                           A Development Stage Company

                       Consolidated statement of cash flow

                                                             (Unaudited)
                                                          Three months ended
                                                             September 30
                                                      -------------------------
                                                         1998            1997
                                                         ----            ----
Operating activities                                      $                $
Net loss                                               1,819,332        674,461
                                                      ----------       --------

Adjustments to reconcile net
  loss to net cash used in operating
  activities:

depreciation and amortization                            232,630          4,709
Proceeds from grants                                     241,002        307,123
stock issued in exchange for services                    980,000        193,581
stock issued in conversion and pmts                      418,750
Unrealized gain on foreign exchange                       73,807
Change in assets & liabilities
  increase in Notes receivable                           (38,039)       (30,000)
  increase in Sales tax receivables                       69,479         (4,623)
  increase in Tax credit receivable                      (46,280)
  increase in Prepaid expenses                              (650)       (13,929)
  increase in Accrued expenses                            83,277          9,932
  increase in Loan payable                                64,884        183,148
  increase in Deposit payable                             19,000        283,500
  increase in Notes payable                                             (98,551)
  increase in Loan  director                                             10,881

                                                      ----------       --------
  Total Adjustments                                    2,097,860        845,771

  Net cash operating Activities                          278,528        171,310
                                                      ----------       --------

Investing Activities
  Property & equipment                                  (556,532)      (257,911)
  Licence
                                                      ----------       --------
  Net cash investing activities                         (556,532)      (257,911)

Financing activities
  Repayment of notes payables                            (16,115)
  Proceeds from loan payable                              48,278
  Repayment of long term debt                             (2,997)

                                                      ----------       --------
  Net cash financing activities                           29,166              0

                                                      ----------       --------
  Net Decrease in cash                                  (248,838)       (86,601)

  Cash beginning of period                               398,971        155,037

                                                      ----------       --------
  Cash end of period                                     150,133         68,436
                                                      ==========       ========

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

            In furtherance of the foregoing, on November 5, 1992, J. Richard Goldstein, MD, Peter R. Stratton and Robert Kopsack resigned from their positions as officers and directors of the Company. From June 1989 until the date of such resignations, Dr. Goldstein was the Company's President and Chief Executive Officer, Mr. Stratton was Vice-President, Chief Operating Officer, Secretary and Treasurer, and Mr. Kopsack was the Company's Vice President. In resigning their positions, Dr. Goldstein and Messrs. Stratton and Kopsack acknowledged that they acceded to their respective positions and had received compensation in consideration of their representations that they would, and their best efforts to, implement a business plan for the Company which would encompass, among other things, the establishment and operating of skilled nursing care facilities for patients with Acquired Immune Deficiency Syndrome. Compensation received by Dr. Goldstein and Messrs. Stratton and Kopsack consisted of cash payments, stock issuances, and the grants of stock options and/or stock purchase warrants. As part of their resignations, Dr. Goldstein and Messrs. Stratton and Kopsack each executed releases whereby the Company was released and forever discharged from all debts, obligations, covenants, agreements, contracts, claims or demands in law or in equity, including but not limited to any stock options or stock purchase warrants granted or promised to them, which against the Company, each ever had, or thereafter may have for or by reason of any matter, cause or thing up to and through November 5, 1992. Each of Dr. Goldstein and Messrs. Stratton and Kopsack also acknowledged the termination and rescission of their respective employment agreements with the Company to such persons as the Company should direct for the purpose of satisfying certain of the Company's obligations to third parties. In consideration of the resignations and releases executed by Dr. Goldstein and Messrs. Stratton and Kopsack, Edward Mihal and each of the sixteen shareholders of the Company acting in concert with Mr. Mihal executed and delivered reciprocal personal releases to and on behalf of Dr. Goldstein and Messrs. Stratton and Kopsack. In connection with the foregoing resignations, Dr. Goldstein and Messrs. Stratton and Kopsack appointed, as an interim board of directors, Patrick McLaren, Gerge Fattell, and Edward Mihal (the "Interim Management"). It was the goal of the Interim Management to find suitable acquisition and/or development by the Company. On December 29, 1992, Edward Mihal resigned his position as an officer and a director of the Company and Louis V. Muro was appointed as an officer and director of the Company to fill the vacancy created thereby.

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

            Adoption of Statement of Accounting Standard No. 128

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

            The Company has research and development investment tax credits receivable from Canada and Quebec amounting to $902,098.

            Foreign Exchange

            Assets and liabilities of the Company which are denominated in foreign currencies are translated at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average rates throughout the year.

Note 2 -    Going Concern

            As shown in the accompanying financial statements, the Company incurred a net loss of $1,729,831 for the three-month period ended September 30, 1998. . In March 1993, the Company, which was still in the development stage, developed a new Business Plan. The Company is in the process of constructing a production quality machine for the cryogenic disintegration of used tires. The Company also plans to recycle used tires using ambient temperature disintegration equipment. At June 30, 1998, the Company is still in the development stage. Fees generated from tipping and culling were insufficient to fund the current operations of the Company. All of these factors create an uncertainty about the Company's ability to continue as a going concern.

            The Company is currently in the process of formulating a plan to obtain capital through an additional public offering, which will provide working capital while the Company constructs its cryogenic disintegration machine. The ability of the Company to continue as going concern is dependent on the success of the plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 -    Financing Costs

            During the quarter ended September 30, 1998 the Company incurred $11,429 in connection with debt financing . Amortization of financing costs capitalized as of June 30, 1998 amounted to $19,137 and this figure is included in the figure of $143,130 for depreciation and amortization for the three-month period ended September 30, 1998.

Note 4 -    Property and Equipment Financing Costs

            As of September 30, 1998 plant and equipment consisted of the following:

            Furniture, fixtures and equipment                         $   97,772
            Leasehold improvements                                        97,852
            Construction in progress                                   1,324,987
                                                                      ----------
                                                                       1,520,611
            Less accumulated depreciation and amortization                21,575
                                                                      ----------
                                                                      $1,499,036
                                                                      ==========

            Depreciation and amortization expense charged to operations was $9,214 for the three months ended September 30, 1998.

Note 5 -    Notes Payable

            The Company has available a $700,000 line of credit which bears interest at the Canadian prime rate plus 1.25% . At June 30, 1998, $391,811 was outstanding against this line of credit. The note is collateralized by the personal guarantees of certain officers, certain equipment of Tirex Canada and guaranteed by The Tirex Corporation. The loan is guaranteed at a rate of 80% by the Societe' de Developpement industriel du Quebec and is repayable from the research and developmental investment tax credits received. The Canadian prime rate of interest at June 30, 1998 was 8%.

Note 6 -    Long-Term Debt                                             1998
                                                                       ----

            Federal Office of Regional Development (Ford-Q)
            1998 Loan payable under the Industrial Recovery
            Program amounting to 20% of certain eligible
            costs incurred (maximum loan $500,000) repayable
            in annual installments over a forty-eight month
            period following completion of the project,
            unsecured and non-interest bearing. (If the
            Company defaults the loans become interest
            bearing)                                                $ 341,180

            Loans payable under the Program for the
            Development of Quebec SME's based on 50% of approved eligible costs for the preparation of market development studies in certain regions.
            Loans are unsecured and non-interest bearing.
            (If the Company defaults the loans become interest bearing).

            - Loan payable over five years commencing
              June 2000 due June 2004                                  64,823

            - Loan payable over five years, commencing
              June 2001, due 2005                                      60,187

            - Loan payable in amounts equal to 1% of the
              annual sales in India through June 30, 2002              13,647

            - Loan payable in amounts equal to 1% of annual
              sales in Spain through June 30, 2007                     13,647

            - Loan payable in amounts equal to 1 1/2% of
              annual sales in Spain and Portugal through
              June 30, 2004                                            64,823
                                                                     --------
                                                                     $558,307
            Less:  current portion                                     34,118
                                                                     --------
                                                                     $524,189
                                                                     ========

            Minimum principal repayments of each of the next five years as follows:

                     1999                                         $ 34,118
                     2000                                           90,415
                     2001                                          129,517
                     2002                                          168,617
                     2003                                           32,581
                     Thereafter                                     44,764
                                                                  --------
                                                                  $500,012
                                                                  ========

Note 7 -    Convertible Subordinated Debentures

            Convertible subordinated debentures consist of the following:

--------------------------------------------------------------------------------
                              Type A                          Type B
--------------------------------------------------------------------------------
Balance as of                $500,000                        $530,000
September 30, 1998
--------------------------------------------------------------------------------
Interest Rate                   10%                             10%
--------------------------------------------------------------------------------
Maturity              Earlier of (i) - the            Earlier of (i)- two years
                      completion of a public          from the issue date or
                      offering yielding gross         (ii)- the completion of a
                      proceeds of not less than       public offering of its
                      $8,000,000, (ii) - the          securities by the Maker
                      closing on financing in
                      excess of $4,500,000,
                      (iii)- December 31, 1999
--------------------------------------------------------------------------------
Redemption rights     If not converted, the holder    If not converted, the
                      may require the Company         holder may require the
                      to redeem at any time after     Company to redeem at
                      maturity at a premium of        any time after maturity at
                      125% of the principal           a premium of 125% of the
                      amount plus interest            principal amount plus
                                                      interest
--------------------------------------------------------------------------------
Conversion ratio      75% of the average of the       $0.20 per share
                      closing bid price of the
                      common stock as reported
                      by NASDAQ during the
                      five-day period preceding
                      the Company's receipt of a
                      notice of conversion by a
                      debenture holder.
--------------------------------------------------------------------------------
Warrants              As part of the  debenture
                      package, the Company issued
                      2,000,000 warrants to
                      purchase a like number of
                      shares of common  stock at
                      $.001 per share.
--------------------------------------------------------------------------------

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

            Included in accrued expenses at September 30, 1998 is $17,076 of salary to officers which the company subsequently issued common stock for.

            At September 30, 1998, the Company had notes receivable from various officers in the amount of $74,405. One note in the amount of $70,405 bears interest at an annual rate of 8% above prime through September 1998 and 2% above prime through September 1999 (the due date).The remaining notes are non-interest bearing and will be repaid during the year ending June 30, 1999.

            At September 30, 1998 the Company had a note receivable for $30,000 from a Company in which a director has a financial interest. The note bears interest at prime plus 2% and is due on demand.

            Deposits payable included an amount of $118,500 which are payable to companies which are owned by a director of the Company.

Note 9 -    Common Stock

            During the three months ended September 30, 1998, the Company issued common stock to individuals in exchange for services performed totaling $1,398,750. Included in these amounts are payments to officers of the Company in exchange for financial accommodations and other services rendered without benefit of cash payment in the amount of $1,006,250. The dollar amounts assigned to such transactions have been recorded at the fair value of the services received, because the fair value of the services received was more evident than the fair value of the stock surrendered.

Note 10 -   Stock Option

            On May 19, 1995, the Company sold to a director of the Company an option to purchase 20,000 shares of Cumulative Convertible Preferred Stock at an exercise price of $10 per share, exercisable during the two year period beginning May 19, 1995, and ending May 18, 1997. The director paid $20,000 for the option. The terms of the Preferred Stock purchasable under the option call for cumulative cash dividends at a rate of $1.20 per share and conversion into shares 2,000,000 of common stock. The conversion to common stock ratio varies depending on when the conversion is made. At May 29, 1997, the exercise period was extended until May 18, 1999.

Compensatory Common Stock Options

Compensation                                                  For the Year Ended
                                          Number of Shares      June 30, 1998
                                          ----------------      -------------
Balance July 1, 1998                               --            $

Stock options granted during the year        15,712,673            2,185,413
ended June 30, 1998

Stock options exercised during the year
 ended June 30, 1998                         (6,500,000)            (948,500)
                                            -----------          -----------
Balance at June 30, 1998                      9,212,673          $ 1,236,913
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

            The Company entered into an additional agreement with the former shareholders of RPM for a consulting agreement for a period of 5 years expiring in June, 2002. In exchange for this consulting agreement, 3,000,000 shares of common stock were issued valued at $240,000. Other than the consulting agreement and the issuance of the debentures, the Company was inactive.

            For accounting purposes the Company recorded the merger as a purchase and not as a pooling of interests.

Note 13 -   Government Assistance

            The Company receives financial assistance from Revenue Canada and Revenue Quebec in the form of scientific research tax credits. During the year ended June 30, 1998, the Company received approximately $670,000 which has been recorded as paid in capital. No additional amounts were received during the three-month period ended September 30, 1998.



Note 14 -   Commitments

            The Company leases office space under an agreement for a term from July 1, 1997 to June 30, 2000. The Company has an option to renew this lease for an additional three years. Minimum rentals in each of the next three years is as follows:

                                                                          Amount
                                                                          ------
          June 30,
          --------
            1999                                                         $18,967
            2000                                                          18,967
                                                                         -------
                                                                         $37,934
                                                                         =======

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

                                                                          Amount
                                                                          ------
          June 30,
          --------
           1999                                                         $108,800
           2000                                                          176,900
           2001                                                          204,100
           2002                                                          204,100
           2003                                                          170,100
                                                                        --------
                                                                        $864,000
                                                                        ========

            Rental expense for the year ended June 30, 1998 amounted to $55,532.

Note 15 -   Subsequent Event

            Subsequent to the year end, the Company received an additional $55,000 Program for the Development of Quebec SME's.

Note 16 -   Warrants

            Note 6 and note 10 address stock warrants and options that are outstanding at June 30, 1998. The Company also has warrants and options outstanding to purchase 843,750 shares of common stock which expire at various dates through July 1999. These rights can be exercised at various rates from .125 through .40

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

            The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the three month period ended September 30, 1998. This discussion also includes events which occurred subsequent to the end of such quarter and contains both historical and forward- looking statements. When used in this discussion, the words "expect(s)", "feel(s)","believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

            The Company is in the very early stages of the business of manufacturing its patented cryogenic scrap tire recycling equipment (the "TCS-1 Plant"). It is also currently in the process of establishing and initiating operations in a second business segment which will involve owning and operating, directly or indirectly, on exclusive or joint venture bases, product manufacturing plants which will manufacture finished products out of recycled rubber crumb. The first of such operations will involve the establishment of a rubber mat molding and flocking plant at the Company's Montreal facility for the production of rubber floor mats. Management presently estimates that commencement of both full-scale commercial manufacture of TCS-1 Plants and the commencement of rubber mat molding operations will occur in April of 1999.

            The Company will be required to make new capital investments and expenditures over the next twelve months in connection with the establishment at the Company's Montreal facility of rubber mat molding operations. Management estimates that costs for the entire project will aggregate to approximately $925,000. Because of the lengthy delays in the commencement of commercial operations, the Company has also had to, and may in the near future be forced to continue to, cover its overhead costs from sources other than revenues from operations. Subsequent to the period covered by this Report, as at January 15, 1999, the Company estimated that overhead costs, which will be incurred prior to the generation of revenues adequate to cover them, will aggregate to approximately $250,000.

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

            During the fiscal years ended June 30, 1997 and June 30, 1998 and the interim six-month period ended December 31, 1998, the Company received additional funding from Quebec and Canadian government grants, loans, loan guarantees and refundable tax credits for purposes of completing the development of the TCS-1 Plant and for the international marketing of such plants (see Item
1. of this Report, "Existing and Proposed Businesses - Canadian Operations - Canadian Financial Assistance Grants, Loans, and Commitments"). Canadian and Quebec government research and development tax incentives take the form of both tax deductions from otherwise taxable income and tax credits respecting the eligible research and development expenditures of the Company (see "Existing and Proposed Businesses - Canadian Operations"). Insofar as tax credits for scientific research and experimental development are concerned, such credits are offered by both the governments of Canada and of Quebec. The tax credits are calculated as a percentage of research and development expenditures deemed eligible by the Revenue Departments of each government. The percentages vary according to the size of the company (defined according to the asset base and revenues generated by the company), the residency of the majority of the voting control and other factors. In the case of both the provincial and the federal governments, where the amount of the tax credit exceeds other tax liabilities, such as taxes on income and on capital, and subject to certain other conditions which a company meets, the amount of any difference is paid to the company, thus the term, "Refundable Tax Credits". The effective rate of the credit varies from one company to another as a function of a number of factors, not least of which are: (i) the nature of the costs being claimed such as labor costs versus non-labor costs (the credit for labor costs is higher than for non-labor costs); and (ii) the proportion of expenditures which can be attributed to research and development but which are not deemed eligible for the tax credits by their nature. Insofar as the Company is concerned, the tax credits have varied from approximately 25% to 30% of total research and development expenditures, including certain types of expenditures deemed ineligible for tax credits. During the last three fiscal years, virtually all of the activities connected with the development and construction of the First Production Model of the TCS-1 Plant have qualified as expenses eligible for refundable tax credits.

            As a further measure to stimulate research and development, the Quebec Government, through the Societe de developpement industriel du Quebec, a public sector corporation wholly owned by the Government of Quebec, (the "SDI") (a former English version of this name was the Quebec Industrial Development Corporation), has put into place a loan guarantee program (the "SDI Loan Guarantee Program") which provides the SDI's guarantee of repayment of 75% of the amount of bank loans made to companies in anticipation of such companies receiving refundable tax credits. The SDI Loan Guarantee Program therefore enhances a company's ability to borrow from financial institutions up to 75% of the amount of the anticipated tax credit for expenditures already incurred ("Allowable Post-Expenditure Loans"), prior to the receipt of the anticipated tax credit. Alternatively, the SDI Loan Guarantee Program allows companies to borrow, prior to making any expenditures, up to 60% of the amount of the anticipated tax credit based on budgeted expenditures not yet incurred (80% of the amount of an Allowable Post-

Expenditure Loan). This provides the cash flow essential to the research and development efforts. In the absence of any tax liabilities, these tax credits have functioned as monetary grants and constituted receivables which were used, prior to their being paid to the Company, to secure conventional bank financing, supported in part by the SDI guarantee noted above.

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

            Borrowings drawn down under the BOM Tax Credit Loan bear interest, from the date the funds are drawn down until the outstanding principal and all accrued and unpaid interest thereon are repaid, at an annual rate equal to the Bank of Montreal Prime Rate (which, for reasons of inter-bank competition, is usually equivalent to Canadian Prime Rate) plus 1.25%. Interest on the outstanding balance of the BOM Tax Credit Loan is due and payable monthly. The outstanding principal amount is repayable upon the Company's receipt of tax credit refunds from the Canadian and/or Quebec tax authorities and the release of the funds by SDI to the Bank of Montreal. During the last three fiscal years, and the six-month interim period ended December 31, 1998, the Company made research and development expenditures, generated tax credit claims, and received funds by way of borrowings under the BOM Tax Credit Loan, as set forth in the following table:

---------------------------------------------------------------------------------------------------------------------------------
   Period                  Amount of       Amount of R&D     Amount of Tax        Amount        Amount of Tax        Cumulative
 R&D Expenses                 R&D          Expenditures         Credits          Borrowed      Credit Received       Outstanding
Were Incurred            Expenditures      Eligible for       Estimated by       Against                             Balance of
                           Incurred         Tax Credits       BOM and SDI       Estimated                          Loan as at End
                                                                                Tax Credits                            of Period
---------------------------------------------------------------------------------------------------------------------------------
July 1, 1995 to              -0-                -0-               -0-              -0-               -0-                 -0-
June 30, 1996
---------------------------------------------------------------------------------------------------------------------------------
July 1, 1996 to         Cdn$1,576,761      Cdn$1,576,761      Cdn$579,305          -0-(1)            -0-(2)               -0-
June 30, 1997
---------------------------------------------------------------------------------------------------------------------------------
July 1, 1997 to         Cdn$2,723,443      Cdn$2,723,443      Cdn$982,113     Cdn$828,230(1)    Cdn$307,208(2)       Cdn$597,820
June 30, 1998
---------------------------------------------------------------------------------------------------------------------------------
Interim Period          Cdn$1,167,892           (3)               (4)         Cdn$108,770(1)    Cdn$245,517(5)       Cdn$502,520
July 1, 1998 to                                                                                      (6)
December 31, 1998
---------------------------------------------------------------------------------------------------------------------------------

Notes to this table appear on the following page.

(1) Prior to June 30, 1998, the Company received three disbursements from the BOM in the aggregate amount of Cdn$828,230 (approximately US$579,761) with the first of these disbursements received on January 30, 1998. These amounts were based upon estimated tax credit receivables in the following amounts: (i) Cdn$579,305 (approximately US$405,514) for research and development expenditures made by the Company during the fiscal year ended June 30, 1997; and (ii) a portion of the Cdn$982,113 (approximately US$687,479) for research and development expenditures made by the Company during the fiscal year ended June 30, 1998. Subsequent to June 30, 1998, the Company received a further cash disbursement from the BOM of Cdn$108,770 (approximately US$76,139), in respect of eligible tax credit expenditures incurred prior to June 30, 1998, effecting the complete draw down of the entire authorized loan amount of Cdn$937,000 against tax credit receivables for the cumulative period ended June 30, 1998.

(2) All funds by way of Tax credits received by the Company during fiscal 1998 were attributable to research and development expenditures made by the Company during fiscal 1997.

(3) As of March 9, 1999, and in accordance with the tax laws and procedures of the Revenue Departments of the governments of Canada and of Quebec, the Company had not yet submitted a claim for tax credits based upon any research and development expenditures made since July 1, 1998. The Company expects that a portion of such expenditures will be eligible for Refundable Tax Credits. In connection therewith, the Company will seek credit facilities similar to the BOM Tax Credit Loan, with one or more lending institutions, based upon estimated tax credit receivables.

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

(6) In February 1999 the Company received a check in the amount of Cdn $491,000 from the Government of Quebec respecting a tax credit payment. The Company used Cdn $222,000 of this amount to reduce the balance on the BOM Tax Credit Loan. The annual Canadian federal government audit of eligible research and development expenditures for the fiscal year ending June 30, 1998 took place in January 1999. Results of the audit are expected prior to March 31, 1999. However, as a result of a preliminary, cursory review of the accounts, a preliminary advance payment check in the amount of Cdn$320,000, representing approximately half of the amount of the Canadian federal tax credit claimed on the Government of Canada, was received by the Company in January 1999, of which amount, the sum of Cdn$175,000 was used to reduce the outstanding balance of the BOM Tax Credit Loan, in accordance with the terms and conditions of the SDI Loan Guarantee. On March 2, 1999 a second advance payment check in the amount of Cdn $153,492 was received. A final check in a similar amount is expected to be received by the end of March 1999. As required by the SDI Loan Guarantee Program part of the proceeds from the second and final payments described above will be used to eliminate the balance of the BOM Tax Credit Loan.

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

      The proceeds of the CEDQR Loan were paid to the Company during the fiscal years ended June 30, 1997 and 1998, as follows:

Dollar Approximation                           Canadian Dollars            US
--------------------                           ----------------            --
Fiscal 1997                                        $246,752             $172,725
Fiscal 1998                                        $253,248             $177,275

Under the terms of the CEDQR Loan, repayment must commence twelve months from the date CEDQR declares that the project has been completed. This occurred on March 31, 1998. The repayment schedule therefore calls for four, graduated annual payments as follows:

Dollar Approximation                           Canadian Dollars            US
--------------------                           ----------------            --
March 31, 1999                                     $ 50,000             $ 35,000
March 31, 2000                                     $100,000             $ 70,000
March 31, 2001                                     $150,000             $105,000
March 31, 2002                                     $200,000             $140,000

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

====================================================================================================================================
                                                       Amount of
                                                         Funds
                                                      Received By
                                           Maximum   Company as of                                                          Rate of
                                          Amount of   December 31,                                                          Interest
       Nature of Project                    Loan         1998                          Repayment Terms
                                                                   --------------------------------------------------------
                                                                             Date Due                 Amount of Payment
------------------------------------------------------------------------------------------------------------------------------------
Market Research Feasibility Study for    Cdn $20,000      Cdn     At the end of any fiscal year in    1% of gross annual      None
Iberian Peninsula                                       $20,000    which the Company has revenues     revenue from sales
                                                                 from sales of TCS-1 Plants in the        in Iberia
                                                                         Iberian Peninsula
------------------------------------------------------------------------------------------------------------------------------------
Market Research Feasibility Study for    Cdn $20,000      Cdn     At the end of any fiscal year in    1% of gross annual      None
India                                                   $20,000    which the Company has revenues     revenue from sales
                                                                   from sales of TCS-1 Plants in           in India
                                                                               India
------------------------------------------------------------------------------------------------------------------------------------
Market Research Respecting Potential     Cdn $95,000      Cdn              June 30, 2001                   Cdn$6,333          None
United States Markets for Rubber Crumb                  $95,000            June 30, 2002                  Cdn$12,666
                                                                           June 30, 2003                  Cdn$18,999
                                                                           June 30, 2004                  Cdn$25,333
                                                                           June 30, 2005                  Cdn$31,666
------------------------------------------------------------------------------------------------------------------------------------
Iberian Market Development Activities    Cdn $95,000      Cdn     At the end of any fiscal year in   1.5% of gross annual     None
Related to Positioning the Company to                   $95,000    which the Company has revenues     revenue from sales
Market TCS-1 Plants, Rubber Crumb,                                 from sales of TCS-1 Plants in           in Iberia
and Related Products in Iberia                                                 Iberia
------------------------------------------------------------------------------------------------------------------------------------
Market Research Activities Respecting    Cdn $98,000    $98,000             June 30, 2001                Cdn $ 6,533.33       None
the Feasibility of using  Rubber Crumb                    Cdn               June 30, 2002                Cdn $13,066.66
in Thermoplastic Elastomer Compounds                                        June 30, 2003                Cdn $19,600.00
in the United States and Canada.                                            June 30, 2004                Cdn $26,133.33
                                                                            June 30, 2005                Cdn $32,666.66
====================================================================================================================================

      The Company believes it will be able to cover the balance of the capital investments and expenditures which it will be required to make in connection with: (i) modifications which were made to the TCS-1 Plant; (ii) the establishment, and commencement of operations, of the rubber mat molding and flocking plant; (iii) commencement of full scale, commercial manufacture of TCS-1 Plants; and (iv) meeting its overhead on a level sufficient to sustain the Company for at least the next twelve months, from a combination of some or all of the following sources: (i) expected cash flow from sales of four TCS-1 Plants to ENERCON

America Distribution Limited ("Enercon") of Westerville, Ohio; (ii) Canadian and Quebec government and governmental agency grants, loans, and refundable tax credits; (iii) sale and lease back financing on inventory and equipment owned by the Company; (iv) conventional asset based debt financing against receivables and inventory; (v) refunds of all of the 15% sales taxes paid by the Company on all goods and services purchased in connection with the Company's manufacturing activities, which the Company, as a manufacturer and exporter of goods is entitled to (in September 1998, the Company received Cdn $200,000 by way of such tax refunds for the quarter ended June 30, 1998); (vi) subcontractor financing;
(vii) vendor financed equipment purchases and/or (viii) a research and development tax credit facility from the Bank of Montreal for the 1999 calendar year. The Company is presently actively pursuing all of the foregoing avenues of financing. In addition, management believes that the Company will be able to obtain sufficient production financing to cover the costs of constructing subsequent TCS-1 Plants, using the constituent components of the Plant to be financed, as collateral for debt financing to cover its construction costs.

      Whether the funds, which the Company obtains, from any of the above proposed sources, will be sufficient to enable the Company to reach a profitable operating stage, will be entirely dependent upon: (i) the amount of such financing which the Company is actually able to raise; (ii) Enercon's receipt of its funding; (iii) the as yet unproven ability of the TCS-1 Plant to operate continuously on a long-term commercial basis in accordance with its anticipated performance specifications; and (iv) the ability of the proposed rubber mat molding facility to operate profitably.

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

As at September 30, 1998, the Company had total assets of $3,885,448 as compared to $3,814,648 at

June 30, 1998 reflecting an increase of $70,600. Total assets at September 30, 1998 had reflected an increase of $2,200,239 over $1,685,209 in total assets at September 30, 1997. Management attributes such increases in total assets at September 30, 1998 as compared to total assets at June 30, 1998 principally to increases of $38,019 in notes receivable, of $46,280 in research and development tax credit receivables and of $521,748 in property and equipment that outpaced declines of $248,838 in cash, of $68,479 in sales taxes receivable, of $108,292 in prepaid expenses and deposits, and of $18,622 in deferred financing fees. Management attributes the increase in total assets at September 30, 1998 from total assets at September 30, 1997 principally to: (i) continuing consulting agreements which have been recorded as prepaid expenses on the balance sheet in the approximate amount of $970,000; all compensation payable under such agreements was paid by way of the issuance of an aggregate of 4,000,000 shares of common stock to two consultants and the granting of an option to CG Tire Inc. (the "CGT Option"), the attributed value of all shares of Common Stock issued as compensation under such consulting agreements and the CGT Option has been included in paid-in capital; (ii) property and equipment in the amount of $1,499,036 which represents an increase of $448,012 over property and equipment of $1,051,524 at September 30, 1997; (iii) cash assets in the amount of $150,133 at September 30, 1998, which reflects an increase of $81,697 over cash assets in the amount of $68,436 at September 30, 1997; (iv) research and development tax credit receivables ("R&D TCR's") in the amount of $902,098 at September 30, 1998, which reflects an increase of $632,180 over R&D TCR's in the amount of $269,918 at September 30, 1997; and (v) the recognition of deferred, financing costs in the net amount of $139,118 after deduction of amortization in the amount of $19,137.

      As at September 30, 1998, the Company had total liabilities of $3,537,163 as compared to $3,360,588 at June 30, 1998 and $2,073,379 at September 30, 1997,
reflecting an increase in total liabilities of $176,575 and $1,463,784 over total liabilities at June 30, 1998 and at September 30, 1997 respectively. Management attributes such increase in total liabilities at September 30, 1998 when compared to total liabilities at June 30, 1998 primarily to an increase of $83,277 in accrued liabilities; an increase of $90,111 in long term debt; and $128,000 in long term deposits as compared to no long term deposits at June 30, 1998; that exceeded declining liabilities of $109,000 in deposits payable. Management attributes the increase in total liabilities at September 30, 1998 as compared to total liabilities at September 30, 1997 primarily to: (i) advances from the Canadian federal government agency, Canada Economic Development- Quebec Regions (CEDQR), formerly known as, and sometimes referred to herein as, the Federal Office for Regional Development-Quebec (FORD-Q), pursuant to loans contributed by such agency under the Industrial Recovery Program for Southwest Montreal (IRPSWM) and the Innovation, Development, Entrepreneurship and Access Program for Quebec Small and Medium-Size Enterprises (IDEA-SME) in the amount of $558,943, which represents an increase of $175,250 over CEDQR balances of $383,693 at September 30, 1997; (ii) the issuance during the first half of 1998, in two of the Private Placements (including debentures assumed in the merger with RPM) of 10% Convertible Subordinated Debentures in the aggregate principal amount of $1,035,000; (iii) bank indebtedness in the amount of approximately $418,000 versus a zero balance in bank indebtedness as at September 30, 1997.

Reflecting the foregoing, the financial statements indicate that as at September 30, 1998, the Company had a working capital surplus (current assets minus current liabilities) of $82,775, that as at June 30, 1998 the Company had a working capital surplus of $373,198, and that as at September 30, 1997 the Company had a working capital deficit of $1,056,825. The primary causes of this net increase in net working capital at September 30, 1998 as compared to net working capital at June 30, 1998 were increases in notes receivable, research and development tax credit receivables, and property and equipment together with declines in notes payable and deposits payable. The primary causes of the net increase in net working capital at September 30, 1998 as compared to net working capital at September 30, 1997 were (i) an increase in research and development tax credits receivable in the amount of $632,180, (ii) an increase of prepaid expenses and deposits respecting on-going consulting agreements in the amount of $970,000, and, (iii) a decrease in deposits payable of $729,000.

      The Company currently has limited material assets. The success of the Company's tire recycling equipment manufacturing business, its proposed rubber mat molding business, and its ability to continue as a going concern will be dependent upon the Company's ability to obtain adequate financing to commence profitable, commercial manufacturing and sales activities and the TCS-1 Plant's ability to meet anticipated performance specifications on a continuous, long term, commercial basis.

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

      The financial statements which are included in this Report reflect total general and administrative expenses of $1,451,057 for the quarter ended September 30, 1998 which reflects an increase of $964,492 over the analogous period in 1997, when general and administrative expenses were $486,565. During the quarter ended September 30, 1998 the Company had no operating revenues, had total operating costs of $1,819,332 and incurred a net operating loss of $1,819,332. During the analogous quarter ended September 30, 1997 the Company had no operating revenues, had total operating costs of $674,461 and incurred a net operating loss of $674,461. The $1,055,371 increase in total operating costs and net operating loss during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 is primarily attributable to three factors. These factors are (i) stock issuances in exchange for services (excluding amounts paid in stock rather than cash as part of salaries) during the three month period ended September 30, 1998 in the amount of $980,000 reflecting an increase of $786,419 over the analogous three month period ended September 30, 1997 when such amount was $193,581; (ii) an increase of approximately $406,000 in respect of valuations attributable to stock issued in consideration for the release of an exclusive distributor rights agreement and
(iii) an increase of $138,421 in depreciation and amortization, a non-cash charge, from the amount charged for the three month period ended September 30, 1997 where depreciation and amortization was $4,709. The stock issuances in exchange for services during the quarter ended September 30, 1998, as referred to above, consisted of a bonus payment to a corporate officer and corporate counsel respecting certain financial accommodations made by them on the Company's behalf during the approximately three year period preceding the date of payment of such stock bonuses and signing bonuses paid to two corporate officers in connection with their respective employment agreements with the Company. Also reflected in total operating costs and net operating loss for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 is a $167,048 decrease in research and development expenses from $178,888 in research and development expenses during the quarter ended September 30, 1997 to $11,840 during the quarter ended September 30, 1998.

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

      From inception (July 15, 1987) through September 30, 1998, the Company has incurred a cumulative net loss of $11,870,817. Approximately $1,057,356 of such cumulative net loss was incurred, prior to the inception of the Company's present business plan, in connection with the Company's discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced its proposed health care operations and therefore, generated no revenues therefrom.

                                     PART II

                                OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

      During the fiscal quarter ended September 30, 1998, Registrant made the following sales of its common stock, $.001 par value, per share ("Common Stock") without registration under the Securities Act of 1933, as amended (the "Securities Act"). The following sets forth information respecting the dates, purchasers, and consideration involved in such sales and the bases for Registrant's claim that all such sales were exempt from the registration provisions of Section 5 of the Securities Act by reason of Section 4(2) thereof, for the reasons described below.

      On or about July 9, 1998, the Company authorized the issuance of 4,000,000 shares of its common stock to Terence C. Byrne, the chairman of the board of directors and CEO of the Company and 2,000,000 shares of its common stock to Frances Katz Levine, formerly the secretary and a director, and presently chief corporate and US securities counsel of the Company. Such issuances were made in consideration of financial accommodations made by such persons for the benefit of the Company including, but not limited to, the following: since January of 1995, on behalf, and for the benefit, of the Company and without any cash compensation therefor, Terence C. Byrne, the chairman of the board of directors and CEO of the Company and Frances Katz Levine, formerly the secretary and a director, and presently corporate and US securities counsel of the Company, had made substantial financial accommodations and had put themselves at significant financial risk, including, but not limited to the following: Mr. Byrne's; (i) having made personal loans to the Company, including a loan in the amount of $102,000 made in January of 1998; (ii) having been personally responsible for all credit card debt of the Company, covering all travel, entertainment, and significant day-to-day operating expenses of the Company; (iii) being the co-guarantor of all bank debt of the Company and its subsidiaries; and (iv) being the co-guarantor on all equipment leases of the Company; and Ms. Levine having for a continuous period of three and one-half years, provided, rent-free and with no charge for the costs of utilities, a fully-equipped law office, dedicated solely and exclusively to the requirements of the Company and throughout such period, having paid, without any cash reimbursement ever having been made to her, all costs and expenses incurred by the Company in connection with its legal service requirements, including but not limited to: (i) telephone charges (ii) office furnishings, equipment, and supplies; (iii) Federal Express and other postage; and (iv) secretarial and clerical staff salaries.

      On or about July 28, 1998 the Company issued an aggregate of 4,095,057 shares of its common stock to three individuals, as follows:

      1. 3,000,000 shares were issued to Louis Sanzaro pursuant to the terms of his employment agreement with the Company, dated July 23, 1998, which provided for the issuance of: (i) 500,000 shares as a signing bonus in consideration for Mr. Sanzaro's agreeing to discontinue his other business activities in order to enter into the said employment agreement; and
            (ii) 2,500,000 shares in consideration for Mr. Sanzaro's release of his right to serve as the Company's exclusive distributor of TCS-1 Plants in North America and to receive commissions of any kind in connection with sales of TCS-1 Plants theretofore or thereafter made by the Company in North America.

      2. 1,000,000 shares issued to Jean Frechette pursuant to the terms of his employment agreement with the Company, dated July 24, 1998, which provided for the issuance of such shares as a signing bonus in consideration for Mr. Frechette's agreeing to discontinue his other business activities in order to enter into the said employment agreement and serve as the president and chief operating officer of the Company's wholly-owned subsidiary, The Tirex Corporation Canada Inc.

      3. 95,057 shares issued to Scott Rapfogel in lieu of $12,500 in salary due to Mr. Rapfogel under the terms of his employment agreement with the Company whereby he agreed to serve as the Company's Assistant U.S. Corporate and Securities Counsel. For purposes of such issuance, the stock was valued at 50% of the average bid and ask price for the Company's common stock during the period in which such stock was earned.

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

(ii) The persons who acquired these securities were executive officers and directors, or employees of the Registrant, all of whom are sophisticated investors; Such persons had continuing access to all relevant information concerning the Registrant and/or have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of such investment and are able to bear the economic risk thereof.

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

Item 3 - Defaults Upon Senior Securities

      During the period January 7, 1998 through May 11, 1998, the Company issued an aggregate of $535,000 of convertible, subordinated debentures bearing interest at the rate of 10% which are due two (2) years from their respective dates of issuance. Interest thereon was due and payable semi-annually commencing six months from the issuance date of such debentures. As of March 9, 1999, the Company was in arrears on interest payments accrued on these debentures since their issuances, in the aggregate amount of $49,000, and intends to pay all such interest as soon as the resources therefor are available.

Item 4 - Submission of Matters to a Vote of Security Holders

      In accordance with the Delaware General Corporation Law, Section 228(a), on July 9, 1998, the holders of record of approximately 50.7% of the issued and outstanding shares of common stock, $.001 par value, of the issuer, in person or by proxy, by their consent in writing authorized, approved and adopted a resolution respecting the amendment of the issuer's certificate of incorporation. Pursuant thereto, effective July 10, 1998, the certificate of incorporation of the issuer was amended so as to change the amount of capital stock, which the issuer is authorized to issue, from 69,900,000 shares of Common Stock, par value $.001 per share and 100,000 shares of Open Stock, par value $.001 per share; to 115,000,000 shares of Common Stock, par value $.001 per share and 5,000,000 shares of Class A Stock, par value $.001 per share. The Board of Directors has the power to designate the Class A Stock in one or more classes and/or series, with such rights and preferences as the Board of Directors shall determine.

Item 6 - Exhibits and Reports on Form 8-K

      (a)   Exhibits filed herewith:

            None

      (b) Current Reports on Forms 8-K filed during quarter ended September 30, 1998

      Current Report on Form 8-K dated September 14, 1998 filed with the Commission on September 18, 1998 reporting Item 5. Other Events respecting the issuer's retention of the Canadian engineering firm of Beaudoin, Hurens & Associates, Inc. and the extension of the stage two test phase on the issuer's TCS- 1 Plant for approximately two additional months.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE TIREX CORPORATION


Date: March 11, 1999                   By /s/ Terence C. Byrne
                                          --------------------------------------
                                          Terence C. Byrne, Chairman of the
                                          Board of Directors and
                                          Chief Executive Officer


Date: March 11, 1999                   By /s/ Michael Ash
                                          --------------------------------------
                                          Michael Ash, Treasurer and
                                          Chief Accounting and Financial Officer