Form 10QSB
period 1998-12-31
TIREX CORP
filed 1999-03-17
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1998

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

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

       __________________________________________________________________
         (Former Name, Former Address and Former Fiscal Year, if Changed
                                Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of __________________:_____________ shares

      Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                              The Tirex Corporation
                          (A Development Stage Company)

                                  ------------

                                TABLE OF CONTENTS
PART I

Item 1 - Financial Information (unaudited)                                  Page
                                                                            ----

         The Tirex Corporation and Subsidiaries
           Consolidated Balance Sheets as of
             December 31, 1998..........................................      3

         Consolidated Statements of Operations
           for the three and six month periods
             ended December 31, 1998 and 1997...........................      4

         Consolidated Statements of Cash Flows
           for the six-month periods
             ended December 31, 1998 and 1997...........................      5

         Notes to Financial Statements (unaudited)......................      6

Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................     18

PART II

Item 2 - Changes in Securities and Use of Proceeds......................     31
Item 3 - Defaults Upon Senior Securities................................     34
Item 4 - Submission of Matters
            to a Vote of Security Holders...............................
Item 6 - Exhibits and Reports on Form 8-K...............................     34

                                  ------------

      The financial statements are unaudited. However, the management of the issuer believes that all necessary adjustments (which include only normal recurring adjustments) have been reflected to present fairly the financial position of registrant at December 31, 1998 and the results of its operations and changes in its financial position for the three and six month periods ended December 31, 1998 and 1997 and for the period from inception (July 15, 1987).

                              The Tirex Corporation
                           A Development Stage Company

                           Consolidated Balance Sheet
                                as at December 31

                                     Assets
                                                       (Unaudited)    (audited)
                                                          1998      June 30 1998
                                                          ----      ------------
                                                           $             $
Current Assets
Cash and cash equivalents                                129,699       398,971
Account receivables                                      150,000
Notes receivable                                         334,984       225,969
Sales taxes receivable                                    54,374       133,868
R&D tax credit receivable                              1,105,651       855,818
Prepaid expenses and deposits                            488,214       618,266
                                                       ---------     ---------
                                                       2,262,922     2,232,892
Property and equipment, at cost, net of
  accumulated depreciation of $27,757                  1,535,011       977,288
Other assets
  Licence                                                 19,602
  Prepaids                                               239,880       445,677
  Organization costs net of accumulated amortization
     of $ 826                                                515           536
  Deferred financing fees                                119,981       158,255
                                                       ---------     ---------
                                                         379,978       604,468
                                                       =========     =========
                                                       4,177,911     3,814,648
                                                       =========     =========

                      Liabilities and Stockholders' Equity

Current liabilities
  Notes payable                                          328,346       407,926
  Accrued liabilties                                   1,466,021     1,274,150
  Deposits payable                                        34,500       143,500
  Current portion of long-term debt                       34,120        34,118
                                                     -----------   -----------
                                                       1,862,987     1,859,694

Other liabilities
  Long term deposits                                     128,000
  Loan from investor                                      93,516
  Long-term debt (net of current portion                 551,170       465,894
  Convertible subordinated debentures
    long-term portion                                  1,035,000     1,035,000
                                                     -----------   -----------
                                                       1,807,686     1,500,894
                                                     -----------   -----------
                                                       3,670,673     3,360,588
                                                     -----------   -----------
Stockholders' equity
  Common stock,  $.001 par value, authorized
   120,000,000 shares, issued and outstanding
   78,378,307 shares                                      78,378        63,642
  Class A stock; .001 par value, authorized 5,000,000
   shares; issued and outstanding, 0 shares
  Additional paid-in capital                          12,539,943    10,258,116
Deficit accumulated during the development stage     (12,364,501)  (10,051,483)
Unrealized gain on foreign exchange                      253,418       183,785
                                                     -----------   -----------
                                                         507,238       454,060
                                                       4,177,911     3,814,648
                                                     ===========   ===========

                              The Tirex Corporation
                   A development stage corporation (unaudited)

                                                Consolidated Statement of Operations (unaudited)
                                     ------------------------------------ ------------------------------------   ----------------
                                          Three months     Six months       Three months          Six months     Cumulative from
                                            ending           ending            ending              ending         March 26, 1993
                                          December 31,    December 31,      December 31,         December 31,     to December 31,
                                             1998             1998              1997                1997               1998
                                        -----------------------------       ---------------------------------    ----------------
                                             1998             1998              1997               1997                1998
                                             ----             ----              ----               ----                ----
                                               $               $                  $                 $                   $
Revenues                                    300,000           300,000                  0                  0          1,234,725
Cost of Sales                               130,676           130,676                  0                  0            941,518
                                        -----------       -----------        -----------        -----------        -----------
Gross profit                                169,324           169,324                  0                  0            293,207
                                        -----------       -----------        -----------        -----------        -----------
Operations
  General and administrative                443,757         1,890,805            430,948            917,513          4,847,145
  Depreciation and amortization              84,657           410,793                 77              4,786            434,821
  Research and development                    1,750            13,590            179,968            358,856          6,059,690
                                        -----------       -----------        -----------        -----------        -----------
Total Expense                               530,164         2,315,188            610,993          1,281,155         11,341,656
                                        -----------       -----------        -----------        -----------        -----------
Loss before other income and expenses      (360,840)       (2,145,864)          (610,993)        (1,281,155)       (11,048,449)
                                        -----------       -----------        -----------        -----------        -----------
Other income (expenses)
  Interest expense                          (34,062)          (54,097)            (3,358)            (3,998)          (118,103)
  Interest income                                 0                 0                  0                  0              2,540
  Income from stock options                       0                 0                  0                  0             10,855
  Loss on disposal of equipment                   0                 0                  0                  0             (2,240)
  Gain (Loss) on foreign exchange           (17,902)         (121,672)            19,012             15,353           (160,363)
                                        -----------       -----------        -----------        -----------        -----------
                                            (51,964)         (175,769)            15,654             11,355           (267,311)
                                        -----------       -----------        -----------        -----------        -----------
Net Loss                                   (412,804)       (2,321,633)          (595,339)        (1,269,800)       (11,315,760)
                                        ===========       ===========        ===========        ===========        ===========
Net loss per common share                     (0.03)            (0.03)             (0.03)             (0.03)             (0.61)
                                        ===========       ===========        ===========        ===========        ===========
Weighted average shares of common
  stock outstanding                      72,400,002        72,400,002         38,607,926         38,607,926         18,286,063
                                        ===========       ===========        ===========        ===========        ===========

                              The Tirex Corporation
                           A Development Stage Company

                         Consolidated statement of cash flow         (unaudited)
                               As of December 31,

                                                          Six months ended
                                                             December 30,
                                                      -------------------------
                                                         1998            1997
                                                         ----            ----
                                                           $               $
Operating activities
Net  loss                                              2,321,633      1,269,800
                                                      ----------     ----------
Adjustments to reconcile net loss to net cash
  used in operating activities:
depreciation and amortization                            410,793          4,786
Proceeds from grants                                     446,571        433,539
stock issued in exchange for services                    996,255        403,049
stock issued in conversion and pmts                      853,737
Unrealized gain on foreign exchange                       69,633
Change in assets &  Liabilities
        increase in Notes receivable                    (109,015)       (30,000)
        decrease Sales tax receivables                    79,494         21,192
        increase in Tax credit receivable               (249,833)      (225,000)
        increase in Prepaid expenses                     (18,972)
        increase in Accrued expenses                     240,878         56,362
        increase in Loan payable                          64,685
        increase in Deposit payable                       19,000
        increase in Accounts receivables                (150,000)
        increase in Loan  director                        93,516         39,727
                                                      ----------     ----------
        Total Adjustments                              2,765,714        684,683
        Net cash operating Activities                    444,081       (585,117)
                                                      ----------     ----------
Investing Activities
        Property & equipment                            (673,279)      (256,160)
        licence                                          (19,602)
                                                      ----------     ----------
        Net cash investing activities                   (692,881)      (256,160)
Financing activities
        Proceeds from notes payables                      71,070
        Repayment of notes payables                     (133,340)       (98,551)
        Proceeds from loan payable                        48,131        237,081
        Proceeds from deposits payable                   483,500
        Repayment of long term debt                       (6,333)
                                                      ----------     ----------
        Net cash financing activities                    (20,472)       622,030
                                                      ----------     ----------
        Net Decrease in cash                            (269,272)      (219,247)

        Cash beginning of period                         398,971        155,037
                                                      ----------     ----------
        Cash end of period                               129,699        (64,210)
                                                      ==========     ==========

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

            The Company has research and development investment tax credits receivable from Canada and Quebec amounting to $1,105,651.

            Foreign Exchange

            Assets and liabilities of the Company which are denominated in foreign currencies are translated at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average rates throughout the year.

Note 2 -    Going Concern

            As shown in the accompanying financial statements, the Company incurred a net loss of $2,232,136 for the six-month period ended December 31, 1998.

            In March 1993, the Company, which was still in the development stage, developed a new Business Plan. The Company is in the process of constructing a production quality machine for the cryogenic disintegration of used tires. The Company also plans to recycle used tires using ambient temperature disintegration equipment. At December 31, 1998, the Company is still in the development stage. Fees generated from tipping and culling were insufficient to fund the current operations of the Company. All of these factors create an uncertainty about the Company's ability to continue as a going concern.

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

Note 3 -    Financing Costs

            During the six months ended December 31, 1998 the Company incurred $50,006 in connection with debt financing . Amortization of financing costs capitalized as of June 30, 1998 amounted to $38,274 and this figure is included in the figure of $143,130 for depreciation and amortization for the three-month period ended September 30, 1998.


Note 4-     Property and Equipment
            Financing Costs

            As of December 31, 1998 plant and equipment consisted of the following:

            Furniture, fixtures and equipment                     $   98,915
            Leasehold improvements                                   142,817
            Construction in progress                               1,321,036
                                                                  ----------
                                                                   1,562,765
            Less accumulated depreciation and amortization            27,757
                                                                  ----------
                                                                  $1,535,011
                                                                  ==========

            Depreciation and amortization expense charged to operations was $27,757 for the six months ended December 31 1998.

Note 5-     Notes Payable

            The Company has available a $700,000 line of credit which bears interest at the Canadian prime rate plus 1.25% . At December 31, 1998, $328,347 was outstanding against this line of credit. The note is collateralized by the personal guarantees of certain officers, certain equipment of Tirex Canada and guaranteed by The Tirex Corporation. The loan is guaranteed at a rate of 80% by the Societe' de Developpement industriel du Quebec and is repayable from the research and developmental investment tax credits received. The Canadian prime rate of interest at June 30, 1998 was 8%.


Note 6-     Long-Term Debt
                                                                         1998
                                                                         ----
            Federal Office of Regional Development (Ford-Q)
            Loan payable under the Industrial Recovery Program
            amounting  to 20% of certain  eligible  costs
            incurred  (maximum  loan $500,000)  repayable in
            annual  installments  over a forty-eight  month
            period following completion of the project,
            unsecured and non-interest bearing. (If the
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

            - Loan payable over five years  commencing
               June 2000 due June 2004                                 $ 64,823

            - Loan payable over five years, commencing
               June 2001, due 2005                                     $ 60,187

            - Loan payable in amounts equal to 1% of the annual
               sales in India through June 30, 2002                    $ 13,647

            - Loan payable in amounts equal to 1% of annual
               sales in Spain through June 30, 2007                    $ 13,647

            - Loan payable in amounts equal to 11/2% of annual
               sales in Spain and Portugal through June 30, 2004       $ 64,823
                                                                       --------

                                                                       $558,307
            Less: current portion                                        34,118
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
                                                                       --------
                                                                       $500,012
                                                                       ========

Note 7 -    Convertible Subordinated Debentures

            Convertible subordinated debentures consist of the following:

            -------------------------------------------------------------------
                                       Type A                   Type B
            -------------------------------------------------------------------
            Balance as of             $500,000                 $500,000
            September 30, 1998
            -------------------------------------------------------------------
            Interest Rate                10%                     10%
            --------------------------------------------------------------------
            Maturity           Earlier of (i) - the      Earlier of (i)- two
                               completion of a public    years from the issue
                               offering yielding gross   date or (ii) - the
                               proceeds of not less      completion of a public
                               than $8,000,000, (ii) -   offering of its
                               the closing on financing  securities by the Maker
                               in excess of $4,500,000,
                               (iii)- December 31, 1999
            --------------------------------------------------------------------
            Redemption rights  If not converted, the     If not converted, the
                               holder may require the    holder may require the
                               Company to redeem at any  Company to redeem at
                               time after maturity at a  any time after maturity
                               premium of 125% of the    at a premium of 125% of
                               principal amount plus     the principal amount
                               interest                  plus interest
            --------------------------------------------------------------------
            Conversion ratio   75% of the average of     $0.20 per share
                               the closing  bid  price
                               of the common stock as
                               reported by NASDAQ during
                               the five-day period
                               preceding the Company's
                               receipt of a notice of
                               conversion by a debenture
                               holder.
            --------------------------------------------------------------------
            Warrants           As part of the debenture
                               package, the Company
                               issued 2,000,000 warrants
                               to purchase a like number
                               of shares of common stock
                               at $.001 per share.
            --------------------------------------------------------------------

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

Note 8 -    Related Party Transactions

            Included in accrued expenses at September 30, 1998 is $111,658 of salary to officers which the company subsequently issued common stock for.

            At December 31, 1998, the Company had notes receivable from various officers in the amount of $74,405. One note in the amount of $70,405 bears interest at an annual rate of 8% above prime through September 1998 and 2% above prime through September 1999 (the due date).The remaining notes are non-interest bearing and will be repaid during the year ending June 30, 1999.

            At September 30, 1998 the Company had a note receivable for $30,000 from a Company in which a director has a financial interest. The note bears interest at prime plus 2% and is due on demand.

            Deposits payable included an amount of $118,500 which are payable to companies which are owned by a director of the Company.

Note 9 -    Common Stock

            During the six months ended December 31, 1998, the Company issued common stock to individuals in exchange for services performed totaling $1,508,196. Included in these amounts are payments to officers of the Company in exchange for financial accommodations and other services rendered without benefit of cash payment in the amount of $1,115,696. The dollar amounts assigned to such transactions have been recorded at the fair value of the services received, because the fair value of the services received was more evident than the fair value of the stock surrendered.

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

Compensatory Common Stock Options

                                                                 Compensation
                                                              For the Year Ended
                                     Number of Shares            June 30, 1998
                                     ----------------         ------------------
Balance July 1, 1998                        -                    $

Stock options granted during
the year ended June 30, 1998            15,712,673                 2,185,413

Stock options exercised during
the year ended June 30, 1998            (6,500,000)                 (948,500)
                                        ----------                ----------

Balance at June 30, 1998                 9,212,673                $1,236,913
                                        ==========                ==========

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

Note 12 -   Acquisition by Merger of RPM Incorporated

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

Note 13 -   Government Assistance

            The Company receives financial assistance from Revenue Canada and Revenue Quebec in the form of scientific research tax credits. During the year ended June 30, 1998, the Company received approximately $670,000 which has been recorded as paid in capital. No additional amounts were received during the six-month period ended December 31, 1998.

Note 14 -   Commitments

            The Company leases office space under an agreement for a term from July 1, 1997 to June 30, 2000. The Company has an option to renew this lease for an additional three years. Minimum rentals in each of the next three years is as follows:

                        June 30,                            Amount
                        --------                            ------
                          1999                             $18,967
                          2000                              18,967
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

                        June 30,                            Amount
                        --------                            ------
                          1999                             $108,800
                          2000                              176,900
                          2001                              204,100
                          2002                              204,100
                          2003                              170,100
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

      The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the three and six months periods ended December 31, 1998. This discussion also includes events which occurred subsequent to the end of such quarter and contains both historical and forward- looking statements. When used in this discussion, the words "expect(s)", "feel(s)","believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

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

                                               Proceeds From
            Year Ended                            Sales of
            June 30th                            Securities
            ----------                         -------------
              1998                              $2,063,795
              1997                                 345,391
              1996                                  80,872
              1995                                  22,316
              1994                                 237,430
              1993                                  76,055
              1990                                  80,812
              1989                                  77,000

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

      Borrowings drawn down under the BOM Tax Credit Loan bear interest, from the date the funds are drawn down until the outstanding principal and all accrued and unpaid interest thereon are repaid, at an annual rate equal to the Bank of Montreal Prime Rate (which, for reasons of inter-bank competition, is usually equivalent to Canadian Prime Rate) plus 1.25%. Interest on the outstanding balance of the BOM Tax Credit Loan is due and payable monthly. The outstanding principal amount is repayable upon the Company's receipt of tax credit refunds from the Canadian and/or Quebec tax authorities and the release of the funds by SDI to the Bank of Montreal. During the last three fiscal years, and the six-month interim period ended December 31, 1998, the Company made research and development expenditures, generated tax credit claims, and received funds by way of borrowings under the BOM Tax Credit Loan, as set forth in the following table:


---------------------------------------------------------------------------------------------------------------------------------
    Period          Amount of R&D   Amount of R&D     Amount of Tax      Amount Borrowed     Amount of Tax        Cumulative
R&D Expenses Were    Expenditures    Expenditures   Credits Estimated   Against Estimated   Credit Received   Outstanding Balance
    Incurred           Incurred      Eligible for    by BOM and SDI        Tax Credits                         of Loan as at End
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


=================================================================================================================
                                          Amount of
                                           Funds
                                         Received By
                              Maximum   Company as of                                                    Rate of
                              Amount     December 31,                                                    Interest
                              of Loan       1998
     Nature of Project                                                Repayment Terms

                                                     --------------------------------------------
                                                                                Amount of Payment
                                                           Date Due
-----------------------------------------------------------------------------------------------------------------
Market Research Feasibility   Cdn $20,000      Cdn   At the end of any         1% of gross annual         None
Study for Iberian Peninsula                $20,000   fiscal year in which      revenue from sales
                                                     the Company has revenues     in Iberia
                                                     from sales of TCS-1
                                                     Plants in the
                                                     Iberian Peninsula
-----------------------------------------------------------------------------------------------------------------
Market Research Feasibility   Cdn $20,000      Cdn   At the end of any         1% of gross annual         None
Study for India                            $20,000   fiscal year in which      revenue from sales
                                                     the Company has revenues     in India
                                                     from sales of TCS-1
                                                     Plants in India
-----------------------------------------------------------------------------------------------------------------
Market  Research  Respecting  Cdn $95,000      Cdn      June 30, 2001              Cdn$6,333              None
Potential United States                    $95,000      June 30, 2002              Cdn$12,666
Markets for Rubber Crumb                                June 30, 2003              Cdn$18,999
                                                        June 30, 2004              Cdn$25,333
                                                        June 30, 2005              Cdn$31,666
-----------------------------------------------------------------------------------------------------------------
Iberian Market  Development   Cdn $95,000      Cdn   At the end of any         1.5% of gross              None
Activities Related to                      $95,000   fiscal year in which      annual revenue
Positioning  the Company to                          the Company has revenues  from sales in
Market TCS-1 Plants,  Rubber                         from sales of TCS-1          Iberia
Crumb, and Related Products                          Plants in Iberia
in Iberia
-----------------------------------------------------------------------------------------------------------------
Market Research  Activities   Cdn $98,000    $98,000    June 30, 2001              Cdn $ 6,533.33         None
Respecting the  Feasibility                    Cdn      June 30, 2002              Cdn $13,066.66
of using Rubber Crumb in                                June 30, 2003              Cdn $19,600.00
Thermoplastic  Elastomer                                June 30, 2004              Cdn $26,133.33
Compounds in the United                                 June 30, 2005              Cdn $32,666.66
States and Canada.
=================================================================================================================

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

      There can be no assurance that the Company will be able to obtain outside financing on a debt or equity basis on terms favorable to it, if at all. In the event that there is a failure in any of the finance-related contingencies described above, the funds available to the Company may not be sufficient to cover the costs of its operations, capital expenditures and anticipated growth during the next twelve months. In such case, it would be necessary for the Company to raise additional equity capital. During Fiscal 1998, in an effort to put such funding into place, the Company entered into a non-binding letter of intent with H.J. Meyers & Co., Inc. ("Meyers"), for a proposed public offering of its securities in an amount of not less than

$8,000,000. On or about September 16, 1998, however, Meyers abruptly ceased doing business. Therefore, if the Company should wish to raise funds through a public offering, it will berequired to locate another broker-dealer, ready, willing, and able to underwrite a public offering of the Company's securities. At this time, the Company is not able to give any assurances that, in such event, it will be successful in locating an underwriter or that its efforts will ultimately result in a public offering. If the proceeds from the above described potential sources of funding should be insufficient for the Company's requirements and it is not able to effect a public offering of its securities within the next twelve months, or find other sources of outside funding, the Company's financial position and its prospects for beginning and developing profitable business operations could be materially adversely affected.

      As at December 31, 1998, the Company had total assets of $4,177,911, as compared to $3,814,648 as at the end of the last fiscal year (June 30, 1998) and $1,782,096 at the end of the analogous period ending December 31, 1997.

      Management attributes the increase of $363,263 in total assets during the six-month period ended December 31, 1998 principally to the following: (i) an increase in R&D tax credits receivable which, as of December 31, 1998 totaled $1,105,651 as compared to $855,818 at June 30, 1998, reflecting an increase of $249,883; and (ii) an increase in property, plant and equipment, which was $1,535,011 at December 31, 1998 as compared to $977,288 at June 30, 1998.

      Management attributes the increase of $2,395,815 in total assets during the twelve-month period ended December 31, 1998 principally to the following:

      (i) prepaid expenses and deposits in the aggregate amount of $728,094, reflecting an increase of $798,622 over prepaid expenses and deposits of $18,972 at December 31, 1997; Such increase primarily reflects the attributed value of stock and stock options issued by the Company as compensation under certain pre-paid consulting agreements which has been recorded as prepaid expenses on the Balance Sheet in the approximate amount of $970,000; all compensation payable under these consulting agreements was paid by way of the issuance of an aggregate of 4,000,000 share of Common Stock to two consultants and the granting of an option to CG TIRE, Inc (the "CGT Option);(1)

      (ii) Property and Equipment in the amount of $1,535,011 which represents an increase of $493,469 over Property and Equipment of $1,041,542 at December 31, 1997;

      (iii) cash assets in the amount $129,699 at December 31, 1998 as compared to no cash assets at December 31, 1997;

      (iv) research and development tax credit receivables in the amount of $1,105,651 at December 31, 1998, which reflects an increase over $494,918 in such tax credit receivables at December 31, 1997. Research and development tax credit receivables at

      ------------
      (1) The terms of the CGT Option are discussed in Risk Factor No. 6 "Dilutive and Other Adverse Effects of Presently Outstanding Debentures, Warrants, and Options", included in Item 6. "Management's Discussion and Analysis" in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1998, which is incorporated herein by reference.

            December 31, 1997 had, in turn, represented an increase over the previous year, when the Company had no research and development tax credit receivables as at December 31, 1996; and

      (v) the recognition of deferred financing costs in the amount of $119,981, net of accumulated amortization in the amount of $38,274.

      As at December 31, 1998, the Company had total liabilities of $3,670,673, reflecting an increase of $310,084 over total liabilities of $3,360,588 at June 30, 1998 (the end of the last fiscal year), and an increase of $1,232,721 over $2,437,952 on December 31, 1997. Accordingly, the increase of $1,232,721 in total liabilities since December 31, 1997, was primarily attributable to increases which occurred during the six-months ended June 30, 1998. Management attributes increases in total liabilities over the three and six month periods ended December 31, 1998, principally to the following:

      (i) the issuance during Fiscal 1998, in two of the Private Placements (including debentures assumed in the merger with RPM) of 10% Convertible Subordinated Debentures in the aggregate principal amount of $1,035,000;

      (ii) notepayable in the amount of $328,347, which represents a decrease of $79,579 in bank indebtedness from $407,926 at June 30, 1998 and a net increase of $264,137 over bank indebtedness of $64,210 at June 30, 1997. These amounts reflect a decrease of $929,000 in short-term notes payable from $963,500 at December 31, 1997 to $34,500 at December 31, 1998

      (iii) an increase of $191,871 in accrued expenses from $1,274,150 at June 30, 1998 to 1,466,021 at December 31, 1998; and

      (iv) advances from the Canadian federal government agency, Canada Economic Development-Quebec Regions (CEDQR), formerly known as, and sometimes referred to herein as, the Federal Office for Regional Development-Quebec (FORD-Q), pursuant to loans contributed by such agency under the Industrial Recovery Program for Southwest Montreal (IRPSWM) and the Innovation, Development, Entrepreneurship and Access Program for Quebec Small and Medium-Size Enterprises (IDEA-SME) in the amount of $558,943, which represents an increase of $58,931 over CEDQR balances of $500,012 at June 30, 1998, and an aggregate increase of $121,317 over CEDQR balances of $437,626 at December 31, 1997;

      (v) an increase of $85,276 in long-term debt from $465,894 at June 30, 1998 to $551,170 (net of current portion in the amount of $34,120)

      Reflecting the foregoing, the financial statements indicate that as at December 31, 1998, the Company had a working capital surplus (current assets minus current liabilities) of $399,935, reflecting an increase of $26,737 over working capital of $373,198 at June 30, 1998, and an increase of $1,660,454 from December 31, 1997, when the Company had a working capital deficit of ($1,260,519). The primary causes of the aggregate increase in net working capital since December 31, 1997 were:

      (i) an aggregate increase since December 31, 1997, in research and development tax credits receivable in the amount of $610,733;

      (ii) an increase of prepaid expenses and deposits respecting on-going consulting agreements included on the balance sheet in the amount of $728,094; and

      (iii) a decrease in short-term deposits payable in the amount of $929,000.

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

      The financial statements which are included in this Report reflect total general and administrative expenses of $443,757 and $1,890,805, respectively, for the three and six-month periods ended December 31, 1998. These amounts reflect increases of $12,809 and $973,292 over general and administrative expenses of $430,948 and $917,513 for the analogous three and six-month periods ended December 31, 1997. The Company's total operating expenses for the three and six-month periods ended December 31, 1998 were $582,128 and $2,490,957, respectively. These amounts reflect a decrease of $13,851 over total operating expenses for the analogous three month period in 1997 and an increase of $1,221,151 over total operating expenses of $595,979 and $1,269,806 for the analogous three and six-month periods ended December 31, 1997. These increases are attributed primarily to the following factors:

      (i) $980,000 in values attributed to stock issuances in exchange for services (excluding amounts paid in stock rather than cash as part of salaries) during the three month period ended September 30, 1998, reflecting an increase of $786,419 over the analogous three month period ended September 30, 1997 when such amount was $193,581; These stock issuances were made to a corporate officer and corporate counsel in recognition of certain financial accommodations made by them for, and on behalf of, the Company during the approximately three-year period preceding the date of payment of such stock bonuses and signing bonuses paid to two corporate officers in connection with their respective employment agreements with the Company. For a discussion of the details respecting these stock issuances, including the consideration received by the Company for the shares issued, reference is made to Part 2, Item 2 "Changes in Securities and Use of Proceeds - Recent Sales of Unregistered Securities" in the Company's quarterly report on Form 10-QSB for the fiscal quarter ended September 30,

            1998. Management believes that the amounts accrued in respect of the shares issued to compensate the executive officers and corporate counsel reflect the fair value of the services rendered, and that the recipients of such shares accepted such numbers of shares as a function of a combination of their perceived valuation of both present and possible future value of the shares, rather than the actual value of the stock at the time it was issued. Management believes that, as of the dates such shares were issued in lieu of cash compensation, their actual and potential value, if any, could not be determined, and that any attempt to specify a current valuation with any reasonable assurance, would be flawed, without substance, and highly contingent upon, and subject to, extremely high risks including but not limited to the following factors: (i) the absence of a reliable, stable, or substantial trading market for the Company's common stock, the possibility that such a market might never be developed, and the resultant minimal, or total absence of, market value for any substantial block of common stock; (ii) the very high intrinsic risks associated with early development stage businesses, such as the Company's; (iii) the Company's lack of sufficient funds, as at such issuance dates, to implement its business plan and the absence of any commitments, at such times, from potential investors to provide such funds; (iv) the restrictions on transfer arising out of the absence of registration of such shares; and (v) the uncertainty respecting the Company's ability to continue as a going concern;

      (ii) $406,000 in value attributed to stock issued in consideration for the release of certain exclusive distributor rights;

      (iii) $174,157 for the three months, and $317,287 for the six months, ended December 31, 1998 in depreciation and amortization, a non-cash charge, as compared to depreciation and amortization totalling $77 and $4,786 for the analogous three and six month period ended December 31, 1997;

      (iv) Interest expenses of $34,062 for the three months, and $54,097 for the six months, ended December 31, 1998, as compared to interest expenses of $3,358 and $3,996 for the analogous three and six month periods ended December 31, 1997; and


      (iv) Losses on foreign exchange in the amounts of $17,902 for the three months, and $121,672 for the six months, ended December 31, 1998, as compared to gains on foreign exchange in the respective amounts of $19,012 and $15,353 for the analogous three and six month periods ended December 31, 1997.

      From inception (July 15, 1987) through December 31, 1998, the Company has incurred a cumulative net loss of $12,364,501, $2,321,633 of which was incurred during the six months ended December 31, 1998. Approximately $1,057,356 of such cumulative net loss was incurred, prior to the inception of the Company's present business plan, in connection with the Company's discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced its proposed health care operations and therefore, generated no revenues therefrom.

                                     PART II

                                OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

      During the fiscal quarter ended December 31, 1998, Registrant made the following sales of its common stock, $.001 par value, per share ("Common Stock") without registration under the Securities Act of 1933, as amended (the "Securities Act"). The following sets forth information respecting the dates, purchasers, and consideration involved in such sales and the bases for Registrant's claim that all such sales were exempt from the registration provisions of Section 5 of the Securities Act by reason of Section 4(2) thereof.

Sale Pursuant to Settlement Agreement

      On or about November 12, 1998, Registrant authorized the issuance of one hundred ninety two thousand, eight hundred fifty seven (192,857) shares of Common Stock to Terry Bentley pursuant to the terms of a negotiated settlement agreement, dated as of October 13, 1998, arising out of an action which Mr. Bentley had brought against the Company with respect to a claim against the Company for approximately US$40,000.

Sales to Executive Officers in Respect of Services Rendered

      During the quarter ended December 31, 1998, Registrant authorized the following stock issuances to its executive officers and employees in consideration of unpaid salaries and unreimbursed expenses, due and owing to them under their respective employment agreements with Registrant:

      1. On December 1, 1998, in consideration of unpaid executive services rendered to, and unreimbursed expenditures made for and on behalf of, the Company during the fiscal quarter ended June 30, 1998, the Company authorized the issuance of an aggregate of 626,524 shares to five of its executive officers and its in-house corporate counsel at a per share price of approximately $0.152, representing 50% of the average of the bid and ask price for the Common Stock of approximately $0.305 per share, as traded in the over-the-counter market and reported in the electronic bulletin board of the NASD, during the said fiscal quarter, as follows:

                            Amount of Unpaid
                            Salary and Unreimbursed            No. Of
Employee                    Expenses Owed                      Shares Issued
--------                    -----------------------            -------------

Terence C. Byrne               US $ 31,707                        208,177

Louis V. Muro                  US $ 16,916                        111,027

                            Amount of Unpaid
                            Salary and Unreimbursed            No. Of
Employee                    Expenses Owed                      Shares Issued
--------                    -----------------------            -------------

John L. Threshie, Jr.          US $ 1,307.10(2)                     8,579

Louis Sanzaro                  US $7,291.67                        47,859

Frances Katz Levine            US $ 36,615.90(3)                  240,327

Vijay Kachru                   US $  1,608.22(4)                   10,550

      2. On December 2, 1998, in consideration of unpaid executive services rendered to, and unreimbursed expenditures made for and on behalf of, the Company during the fiscal quarter ended September 30, 1998, the Company authorized the issuance of an aggregate of 1,299,354 shares to six of its executive officers and its in-house corporate counsel at a per share price of approximately $0.106, representing 50% of the average of the bid and ask price for the Common Stock of approximately $0.223 per share, as traded in the over-the-counter market and reported in the electronic bulletin board of the NASD, during the said fiscal quarter, as follows:

                            Amount of Unpaid
                            Salary and Unreimbursed            No. Of
Employee                    Expenses Owed                      Shares Issued
--------                    -----------------------            -------------

Terence C. Byrne               US $  28,486                       269,589

Louis V. Muro                  US $  14,763                       139,716

John L. Threshie, Jr.          US $     325                         3,076

Louis Sanzaro                  US $  43,750                       414,046

Frances Katz Levine            US $ 41,492.23(1)                  392,679

Vijay Kachru                   US $  337.65                         3,195

Jean Frechette                 US $  8,141.76                      77,053

------------
(2) Reduced by $712.63 reflecting a balance owed to the corporation from a prior period.

(3) Includes $13,115.90 of documented unreimbursed cash disbursements.

(4) Reduced by $236.17 reflecting a balance owed to the corporation from a prior period.

(1) Includes $17,992.23 of documented unreimbursed cash disbursements.

Issuance in Respect of Conversion of Debt to Equity

      1. On December 2, 1998, Registrant issued an aggregate of two million, five hundred twenty three thousand, seventy seven (2,523,077) shares of Common Stock to Bartholomew International Investments Ltd. ("BIIL"), a corporation owned by the Bartholomew Trust. Terence C. Byrne, Registrant's chairman and chief executive officer, and his spouse are the beneficiaries under the Bartholomew Trust. These shares were issued in consideration for the conversion of an aggregate of US$164,000 in unpaid debts owed to Mr. Byrne and BIIL. Such debts consisted of: (i) $14,000 lent by Mr. Byrne to Registrant, pursuant to Registrant's promissory note, dated November 30, 1998 (the "Byrne Promissory Note"); the Byrne Promissory Note provided for interest at an annual rate of 2% over the Prime Rate charged by Citibank, NA and was due and payable on demand by Mr. Byrne; and (ii) $150,000 lent by BIIL to Registrant pursuant to Registrant's promissory note, dated October 27, 1998 (the "BIIL Promissory Note"); the BILL Promissory Note provided for interest at an annual rate of 2% over the Prime Rate charged by The Bank of Montreal and was due and payable on July 26, 1999. Conversion of the Byrne and the BIIL Promissory Notes was effected at the request of the Registrant in connection with its efforts to obtain short term bank debt financing. The terms of the conversion required Mr. Byrne and BIIL to forego any interest on, and repayment in cash of, the aforesaid debts and to accept in full satisfaction thereof, unregistered shares of Registrant's common stock valued at fifty percent (50%) of the average of the high ask and low bid prices of such stock, as traded in the over-the-counter market and quoted in the OTC Electronic Bulletin Board on the day immediately preceding the conversion date (the "Average Market Price"). Pursuant to the foregoing agreements, these shares were valued at 50% of the average of the closing bid and ask price for Registrant's Common Stock on November 30, 1998, (50% of $0.13 or $0.065 per share).

      2. On December 18, 1998, Registrant issued an aggregate of ninety seven thousand and fifteen (97,015) shares of common stock, $.001 par value, of this corporation to each of Les Immobilieres Serge Beaudoin Inc. and Objectif 2007 Inc., both of which are Canadian corporations. These shares were issued in consideration for the conversion of a debt owed by Registrant, for design and engineering services rendered by Beaudoin, Hurens & Associates, Inc., in the aggregate amount of thirty-two thousand, five hundred United States dollars (US$32,500). Pursuant to the agreement negotiated by the parties, the 97,015 shares were valued at the average of the closing bid and ask price for Registrant's Common Stock on December 16, 1998, ($0.335 per share).

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

Item 6 - Exhibits and Reports on Form 8-K

      (a)   No Exhibits are being filed herewith:

      (b) No Current Reports on Forms 8-K were filed during the quarter ended December 31, 1998

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             THE TIREX CORPORATION


Date: March 15, 1999                        By /s/ Terence C. Byrne
                                            ------------------------------------
                                            Terence C. Byrne, Chairman of the
                                            Board of Directors and Chief
                                            Executive Officer


Date: March 15, 1999                        By /s/ Michael Ash
                                            ------------------------------------
                                            Michael Ash, Treasurer and
                                            Chief Accounting and
                                            Financial Officer