Form 10KSB/A
period 1998-06-30
TIREX CORP
filed 1999-03-31
CIK 823072

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)

[X]   Annual report under Section 13 or 15(d) of the Securities  Exchange Act of
      1934

      For the fiscal year ended June 30, 1998

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______ to ______

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

----------
*  Through February 12, 1999.

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

Sales of Unregistered Securities

      The following sets forth information respecting the dates, purchasers, and consideration respecting sales of common stock by the Company without registration under the Securities Act of 1933, as amended (the "Securities Act") during the fiscal year ended June 30, 1998, and not previously reported in a quarterly report on Form 10-Q.(1)

Sales to Executive Officers in Respect of Services Rendered

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

      On April 15, 1998, in consideration of unpaid executive services and unreimbursed expenses rendered under the terms of their respective employment agreements and paid by such persons for the account and on behalf of the Company, during the four-month period which commenced on December 1, 1997 and ended on March 31, 1998, Tirex issued shares of its common stock to its four executive officers and its corporate counsel. These issuances were valued at $0.1399 per share, which value was equal to 50% of the average of the bid and ask price for the common stock during the period when such unpaid salaries and expenses were earned and incurred, as traded in the over-the-counter market and quoted in the OTC Bulletin Board, as follows:

-----------
(1) For information respecting sales of unregistered shares of its common stock made by the Company during the first three quarters of fiscal 1998, reference is made to the disclosure thereof contained in Part II, Item 2. "Changes in Securities" contained in the Company's quarterly reports on Forms 10-QSB for the quarters ended September 30, 1997, December 31, 1997, and March 31, 1998.

                                       Amount of                     No. of
                                   Salary & Expenses                 Shares
       Name                             Owed                         Issued
       ----                        -----------------                 ------
  Terence C. Byrne                     $59,183                      423,038
  Frances Katz Levine                   45,191                      323,023
  Louis V. Muro                         33,200                      237,312
  John L. Threshie, Jr.                  6,167                       44,081
  Vijay Kachru                           9,450                       67,548

      On April 15, 1998, the Company issued shares of its common stock in order to correct an error, made on December 15, 1997 in the price at which shares were issued to four of its executive officers and its corporate counsel in consideration of unpaid executive services and unreimbursed for the five-month period which commenced on July 1, 1997 and ended on November 30, 1997. The December 15, 1997 error consisted of issuing shares at a value of $.275 per share, which value was equal to the average of the bid and ask price for the Common Stock during the period when such unpaid salaries and expenses were earned and incurred. It is the policy of the Company, and the board of directors had approved, that shares issued for such purposes should be valued of 50% of market value. Therefore the shares should have been issued at a value of $.1375 per share instead of $.275 per share. Accordingly, on April 15, 1998, the Company authorized the issuance of additional shares to correct such error, as follows:

=============================================================================================================================
                                       No. Of Shares                No. of Shares Which            No. of Shares Issued
                                     Erroneously Issued               Would Have Been              On April 15, 1998 to
            Name                     at $.275 per Share             Correctly Issued at              Correct Dec. 15,
                                                                          $0.1375                       1997 Error
-----------------------------------------------------------------------------------------------------------------------------
       Terence C. Byrne                   336,353                         672,705                        336,352
-----------------------------------------------------------------------------------------------------------------------------
        Louis V. Muro                     151,309                         302,618                        151,309
-----------------------------------------------------------------------------------------------------------------------------
    John L. Threshie, Jr.                  19,756                          39,512                         15,512
-----------------------------------------------------------------------------------------------------------------------------
        Vijay Kachru                       47,691                          95,382                         47,690
-----------------------------------------------------------------------------------------------------------------------------
     Frances Katz Levine                  206,379                         412,758                        206,379
=============================================================================================================================

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

         Between January 23, 1998 and May 11, 1998, the Company sold 230,000 shares of its common stock and 23 10% convertible Debentures, each in the principal amount of $10,000, to 21 private investors, who had no affiliation with the Company. These securities were sold as 23 units (the "Type B Units"), in a private placement (the "Type B Private Placement", made by the Company between January 20, 1997 and May 11, 1998, through H.J. Meyers & Co., Inc., as placement agent (the "Placement Agent"), at a price of $10,300 per Unit. The Type B Private Placement was a continuance by the Company of a private placement (the "RPM Private Placement") made by RPM Incorporated ("RPM"), which commenced upon the effective date of a merger (the "RPM Merger") of RPM into the Company's wholly-owned subsidiary, Tirex Acquisition Corp. ("TAC"). Each Type B Unit consisted of one 10% Convertible Subordinated Debenture in the principal amount of $10,000 (the "Type A Debentures") and 10,000 shares of the common stock of the Company. The Type B Units were sold in a series of three closings, as follows:

                                          No. Of             No. Of
             Closing Date              Units Sold          Purchasers
             ------------              ----------          ----------
           January 23, 1998             8.5 Units              8
           February 19, 1998            5.5 Units              6
           May 11, 1998                 9   Units              7

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

      The Company is in the very early stages of the business of manufacturing its patented cryogenic scrap tire recycling equipment (the "TCS-1 Plant"). It is also currently in the process of establishing and initiating operations in a second business segment which will involve owning and operating, directly or indirectly, on exclusive or joint venture bases, product manufacturing plants which will manufacture finished products out of recycled rubber crumb. The first of such operations will involve the establishment of a rubber mat molding and flocking plant at the Company's Montreal facility for the production of rubber floor mats pursuant to the IM2 Agreement, (see Item 1 of this Report "Existing and Proposed Business Proposed TCS-1 Plant Operations: Sales of Rubber Crumb and Manufacture and Sale of Finished Products").

      In January 1998, the fully-automated front-end tire preparation module, and in March 1998, the cryogenic tire freezing section of the first full-scale TCS-1 Plant (the "First Production Model") were completed and delivered to OTRP. As discussed in more detail, below, the Company received a total of $880,000 in respect thereof and this Plant is presently installed at the Company's 90,000 square foot Montreal manufacturing facility (see also Item 1 of this Report "Existing and Proposed Businesses - Sales and Marketing - Agreements with Oceans Tire Recycling & Processing Co., Inc.["OTRP"] and Proposed TCS-1 Plant
Operations: Sales of Rubber Crumb and Manufacture and Sale of Finished Products"). All major components of the First Production Model were successfully tested and were operational on a noncontinuous running basis by May 1998. In mid-June 1998, the Company initiated the second stage of testing, which consisted of testing all major components and all functions of the First Production Model, individually, on a continuous running basis. By September 1998 (subsequent to the period covered by this Report), results of second stage tests indicated that approximately 85% of the TCS-1 Plant components met all of the Company's specifications. In addition, under continuous testing conditions, certain unanticipated design anomalies were discovered, which required modification. The Company also identified several opportunities for improvements in the original design of the TCS-1 Plant, which the Company believes will increase economy and efficiency of its operation. In September 1998, the Company retained the Montreal engineering firm of Beaudoin, Hurens and Associates, Inc. ("BHA") to: (i) prepare and/or finalize all design and engineering drawings, operation and technical manuals, and other documentation respecting the TCS-1 Plant; and (ii) make an independent engineering assessment of the Company's findings from its second stage testing of the TCS-1 Plant to verify and authenticate the modifications which were required to assure the Plant's conformity with targeted performance criteria. The Company retained Plasti-Systemes Inc. of Montreal to do all mechanical fabrications required during the final stage of the project. The foregoing modifications, including engineering fees, required previously unbudgeted expenditures in the aggregate amount of approximately $500,000, approximately $250,000 of which had been paid as of December 31, 1998. The required modifications were completed subsequent to the period covered by this Report in December of 1998 on a single fracturing mill and a single freezing tower in the First Production Model. Completion of the second fracturing mill and freezing tower, which will be included therein, is scheduled to occur in April of 1999. Management presently estimates that commencement of full-scale commercial manufacture of TCS-1 Plants will occur in March of 1999.

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

      The First Production Model, which is presently installed at the Company's manufacturing facility, was the subject of a Lease and Purchase Agreement (the "OTRP Agreement") between the Company and Oceans Tire Recycling & Processing Co., Inc. ("OTRP"), a company controlled by Louis Sanzaro, the Company's chief operations officer. The OTRP Agreement called for a total purchase price, for the purchasable components of the Plant, of $1,225,000 and total five-year operating lease payments for the leasable components of the Plant, of $750,000 (see Item 1 of this Report "Existing and Proposed Businesses - Equipment Manufacturing - Sales and Marketing - Agreements with Oceans Tire Recycling & Processing Co., Inc."). In December 1997, OTRP and the Company agreed that, to the extent necessary for OTRP to obtain sale and lease-back financing for the front-end module ("Front-End") and for certain parts of the Air Plant portion of the Plant, the said OTRP Agreement would be deemed to be modified, as required for such purpose. OTRP arranged with an equipment financing company for sale and lease financing, pursuant to which: (i) the said financing company purchased the Front-End and certain designated portions of the TCS-1 Plant's Air Plant directly from the Company; and (ii) leased such equipment back to OTRP and/or the OTRP principals. The Company received a total purchase price of $880,000 in respect of the foregoing sales, with irrevocable acceptances and final payments obtained in December 1997 and April 1998, respectively. The Company and OTRP agreed that the remaining provisions of the OTRP Agreement would be deemed to be reformed or rescinded so as to allow ownership of the components of the First Production Model to be transferred, sold, or allocated, as the parties agree will be in their best interests (see Item 1 of this Report, "Existing and Proposed Businesses - Proposed TCS-1 Plant Operations: Sales of Rubber Crumb and Manufacture and Sale of Finished Products" and Item 2, "Description of Property").

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

      Borrowings drawn down under the BOM Tax Credit Loan bear interest, from the date the funds are drawn down until the outstanding principal and all accrued and unpaid interest thereon are repaid, at an annual rate equal to the Bank of Montreal Prime Rate (which, for reasons of inter-bank competition, is usually equivalent to Canadian Prime Rate) plus 1.25%. Interest on the outstanding balance of the BOM Tax Credit Loan is due and payable monthly. The outstanding principal amount is repayable upon the Company's receipt of tax credit refunds from the Canadian and/or Quebec tax authorities and the release of the funds by SDI to the Bank of Montreal. During the last three fiscal years, and the six-month interim period ended December 31, 1998, the Company made research and development expenditures, generated tax credit claims, and received funds by way of borrowings under the BOM Tax Credit Loan, as set forth in the following table:

------------------------------------------------------------------------------------------------------------------------------------
         Period          Amount of          Amount of R&D      Amount of Tax        Amount       Amount of Tax     Cumulative
      R&D Expenses          R&D             Expenditures          Credits          Borrowed     Credit Received   Outstanding
     Were Incurred     Expenditures         Eligible for       Estimated by        Against                         Balance of
                         Incurred            Tax Credits        BOM and SDI       Estimated                      Loan as at End
                                                                                 Tax Credits                       of Period
------------------------------------------------------------------------------------------------------------------------------------
July 1, 1995 to             -0-                  -0-                -0-              -0-              -0-             -0-
June 30, 1996
------------------------------------------------------------------------------------------------------------------------------------
July 1, 1996 to        Cdn$1,576,761        Cdn$1,576,761       Cdn$579,305         -0-(1)           -0-(2)            -0-
June 30, 1997
------------------------------------------------------------------------------------------------------------------------------------
July 1, 1997 to        Cdn$2,723,443        Cdn$2,723,443       Cdn$982,113     Cdn$828,230(1)   Cdn$307,208(2)   Cdn$597,820
June 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
Interim Period         Cdn$1,167,892             (3)                (4)         Cdn$108,770(1)   Cdn$245,517(5)   Cdn$502,520
July 1, 1998 to                                                                                       (6)
December 31,
1998
------------------------------------------------------------------------------------------------------------------------------------

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

====================================================================================================================================
                                             Amount of
                                              Funds
                                            Received By
                                 Maximum    Company as of                                                                   Rate of
                                Amount of    December 31,                                                                  Interest
                                  Loan         1998
    Nature of Project                                                                 Repayment Terms

                                                         ===============================================================
                                                                                                    Amount of Payment
                                                                        Date Due
------------------------------------------------------------------------------------------------------------------------------------
Market Research                Cdn $20,000         Cdn      At the end of any fiscal year in       1% of gross annual       None
Feasibility Study for                          $20,000       which the Company has revenues       revenue from sales in
Iberian Peninsula                                           from sales of TCS-1 Plants in the             Iberia
                                                                   Iberian Peninsula
------------------------------------------------------------------------------------------------------------------------------------
Market Research                Cdn $20,000         Cdn      At the end of any fiscal year in       1% of gross annual       None
Feasibility Study for                          $20,000       which the Company has revenues       revenue from sales in
India                                                         from sales of TCS-1 Plants in                India
                                                                        India
------------------------------------------------------------------------------------------------------------------------------------
Market Research                Cdn $95,000         Cdn               June 30, 2001                      Cdn$6,333           None
Respecting Potential                           $95,000               June 30, 2002                     Cdn$12,666
United States Markets                                                June 30, 2003                     Cdn$18,999
for Rubber Crumb                                                     June 30, 2004                     Cdn$25,333
                                                                     June 30, 2005                     Cdn$31,666
------------------------------------------------------------------------------------------------------------------------------------
Iberian Market Development     Cdn $95,000         Cdn      At the end of any fiscal year in      1.5% of gross annual      None
Activities Related to                          $95,000      which the Company has revenues       revenue from sales in
Positioning the Company to                                  from sales of TCS-1 Plants in               Iberia
Market TCS-1 Plants,                                                    Iberia
Rubber Crumb, and Related
Products in Iberia
------------------------------------------------------------------------------------------------------------------------------------
Market Research Activities     Cdn $98,000     $98,000               June 30, 2001                   Cdn $ 6,533.33         None
Respecting the Feasibility                         Cdn               June 30, 2002                   Cdn $13,066.66
of using Rubber Crumb in                                             June 30, 2003                   Cdn $19,600.00
Thermoplastic Elastomer                                              June 30, 2004                   Cdn $26,133.33
Compounds in the United                                              June 30, 2005                   Cdn $32,666.66
States and Canada.
====================================================================================================================================

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


      As at June 30, 1998, the Company had total assets of $3,814,648 as compared to $1,555,620 at June 30, 1997 reflecting an increase of $2,259,028. Fiscal year-end total assets at June 30, 1997 had reflected a previous increase of $1,357,988 over $197,632 at June 30, 1996. Management attributes the increase in total assets at June 30, 1998 principally to (i) continuing consulting agreements which have been recorded as prepaid expenses on the Balance Sheet in the approximate amount of $970,000; all compensation payable under such agreements was paid by way of the issuance of an aggregate of 4,000,000 share of Common Stock to two consultants and the granting of the CGT Option, the terms of which are discussed, below, in Risk Factor No. 6 "Dilutive and Other Adverse Effects of Presently Outstanding Debentures, Warrants, and Options"; the attributed value of all shares of Common Stock issued as compensation under such consulting agreements and the CGT Option has been included in Paid-in Capital;
(ii) Property and Equipment in the amount of $977,288 which represents an increase of $190,630 over Property and Equipment of $786,658 at June 30, 1997;.
(iii) cash assets in the amount $398,971 at June 30, 1998, which reflects an increase of $243,934 over cash assets in the amount of $155,037 at June 30, 1997. The cash position of the Company at June 30, 1997 had reflected an increase of $154,797 over $240 in cash assets at June 30, 1996; (iv) research and development tax credit receivables ("R&D TCR's") in the amount of $855,818 at June 30, 1998, which reflects an increase of $535,498 over R&D TCR's in the amount of $320,320 at June 30, 1997 R&D TCR's at June 30, 1997 had reflected an increase of $269,918 over $50,402 in R&D TCR's at June 30, 1996; (v) the recognition of deferred financing costs in the amount of $158,255; and (vi) outstanding loans to officers in the aggregate amount of $195,969, which represents an increase of $180,59O over $15,379 in outstanding loans at June 30, 1997 (see Item 12 of this Report, "Certain Relationships and Related Transactions" - "Loan Transactions with Terence C. Byrne and Affiliated Entity" and "Loans to Louis Sanzaro and Affiliate.)

      As at June 30, 1998, the Company had total liabilities of $3,360,588 as compared to $1,695,350 at June 30, 1997, reflecting an increase in liabilities of $1,665,238. Total liabilities at June 30, 1997 had reflected a previous increase of $1,327,921 over $367,429 in total liabilities at June 30, 1996. Management attributes such increases in total liabilities at June 30, 1998 primarily to: (i) advances from the Canadian federal government agency, Canada Economic Development-Quebec Regions (CEDQR), formerly known as, and sometimes referred to herein as, the Federal Office for Regional Development- Quebec (FORD-Q), pursuant to loans contributed by such agency under the Industrial Recovery Program for Southwest Montreal (IRPSWM) and the Innovation, Development, Entrepreneurship and Access Program for Quebec Small and Medium-Size Enterprises (IDEA-SME) in the amount of $500,012, which represents an increase of $299,467 over CEDQR balances of $200,545 at June 30, 1997; (ii) the issuance during Fiscal 1998, in two of the Private Placements (including debentures assumed in the merger with RPM) of 10% Convertible Subordinated Debentures in the aggregate principal amount of $1,035,000; and (iii) bank indebtedness in the amount of $407,926 which represents an increase of $285,375 over bank indebtedness of $122,551 at June 30, 1997.

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

      The Company is also currently involved in establishing rubber mat molding operations under the IM2 Agreement. In connection therewith, the Company will incur additional costs and expenses in an estimated aggregate amount of approximately $925,000. This includes: (i) approximately $325,000 for modifications to the Company's Montreal facility, necessary to accommodate these operations, and for materials handling equipment; and (ii) approximately $600,000 to cover the costs of purchasing and installing a complete rubber mat molding and flocking plant (see "Existing and Proposed Businesses Product Manufacturing and Sales of Rubber Crumb" and "Description of Property").

      The Company has also had to, and may, in the near future be forced to continue to, cover its overhead costs from sources other than cash flow from operations because of the unanticipated and lengthy delays in the commencement of commercial operations.

      The Company believes that it will be possible to meet its immediate goals of: (a) commencing full scale commercial production of TCS-1 Plants; (b)
commencing rubber mat molding operations under the IM2 Agreement; and (c) covering its overhead expenses until sufficient cash flow is generated by operations, out of a combination of some or all of the following sources: (i) funds on hand; (ii) expected cash flow from sales of four TCS-1 Plants to ENERCON America Distribution Limited ("Enercon") of Westerville, Ohio. (see "Existing and Proposed Businesses - Sales and Marketing - The Enercon Agreements"); (iii) Canadian and Quebec government and governmental agency grants, loans, and refundable tax credits; (iv) sale and lease back financing on inventory and equipment owned by the Company; (v) conventional asset based debt financing against receivables and inventory; (vi) refund of all of the 15% sales tax paid by the Company on all goods, and services purchased in connection with the Company's manufacturing activities; (vii) subcontractor financing; (viii) a research and development tax credit facility from the Bank of Montreal for the 1999 calendar year; and/or (ix) vendor financing by way of installment purchases of equipment. However, the sufficiency of such funds, if the Company does receive them, will be completely dependent upon the TCS-1 Plant's as yet unproven ability to operate without significant problems, on a long-term, continuous, commercial basis.

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

      5. No Guarantee of Product Acceptance in Market. The first production model of the TCS-1 Plant was completed in May of 1998 and is expected to be ready for commercial production, on a complete "turn-key" basis, in March 1999. Consequently, there is not yet any history of commercial operations of the TCS-1 Plant. There can be no assurance that the TCS-1 Plant will be accepted in the market for tire disintegration equipment. Moreover, the Company's market research has focused on the potential demand for the TCS-1 Plant, and the rubber crumb it is designed to produce, to the exclusion of other types of tire disintegration equipment. Therefore, the Company is not able to estimate with any assurance the potential demand for the TCS-1 Plant, if any. There can be no assurance that sufficient market penetration can be achieved so that projected production levels of the TCS-1 Plant will be absorbed by the market (see "Existing and Proposed Businesses-Sales and Marketing").

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

      (d) an option to purchase 235,294 shares, held by Lenford Robins, an unaffiliated consultant, exercisable at a price of $.17 per share. Mr. Robins is an expert in all types of equipment financing through sale and leaseback arrangements, and otherwise, and has provided, and continues to provide, consulting services to the Company with respect to locating, structuring, and arranging such financing for purchasers and potential purchasers of TCS- 1 Plants. From the Summer of 1996 through the Spring of 1997, Mr. Robins provided substantial consulting services in connection with sale and leaseback financing for Ocean's Tire Recycling & Processing Co., Inc. ("OTRP").

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

      11. Dependence on Major Customers. To date the Company has received orders for fifteen TCS- 1 Plants, eight of which were ordered by Ocean/Ventures III, Inc.("O/V III") of Toms River, New Jersey ("O/V III") and parts of one of which have been purchased by Oceans Tire Recycling & Processing Co., Inc. ("OTRP"), a company under common control with O/V III. The eight Plants ordered by O/V III constitute approximately fifty-six percent (56%) of the Company's present backlog. The Company has also received orders for four TCS-1 Plants from ENERCON America Distribution Limited ("Enercon") of Westerville, Ohio. The Enercon orders constitute approximately twenty-eight percent (28%) of the Company's present backlog. The loss of either of these two customers would have a major adverse effect on the Company.

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

      15. Limited Public Market: Company Not Eligible for Inclusion on NASDAQ. To date there has been only a limited and sporadic public market for the Company's common stock. There can be no assurance that an active and reliable public market will develop or, if developed, that such market will be sustained. Purchasers of shares of common stock of the Company may, therefore, have difficulty in reselling such shares. As a result, investors may find it impossible to liquidate their investment in the Company should they desire to do so. The Company's common stock is currently traded in the over-the-counter market and quoted on the OTC Bulletin Board. The Company intends to apply to have its common stock approved for quotation on the Nasdaq SmallCap Market at such time, in the future, that it meets the requirements for inclusion. As at the date hereof, however, the Company is not eligible for inclusion in NASDAQ or for listing on any national stock exchange. All companies applying and authorized for NASDAQ are required to have not less than $4,000,000 in net tangible assets, a public float(2) with a market value of not less than five million dollars, and a minimum bid of price of $4.00 per share. At the present time, the Company is unable to state when, if ever, it will meet the Nasdaq application standards. Unless the Company is able to increase its net worth and market valuation substantially, either through the accumulation of surplus out of earned income or successful capital raising financing activities, it will never be able to meet the eligibility requirements of NASDAQ. In addition, it is likely that the Company, which, as of February 4, 1999, had 78,095,141 shares of common stock issued and outstanding, will have to effect a reverse split of its issued and outstanding stock, in order to meet the minimum bid price requirement (see, also, Risk Factor No. 6 "Dilutive and Other Adverse Effects of Debentures and Warrants and Presently Outstanding Option"). Moreover, even if the Company meets the minimum requirements to apply for inclusion in The Nasdaq SmallCap Market, there can be no assurance, that approval will be received or, if received, that the Company will meet the requirements for continued listing on the Nasdaq SmallCap Market. Further, Nasdaq reserves the right to withdraw or terminate a listing on the Nasdaq SmallCap Market at any time and for any reason in its discretion. If the Company is unable to obtain or to maintain a listing on the Nasdaq SmallCap Market, quotations, if any, for "bid" and "asked" prices of the common stock would be available only on the OTC Bulletin Board where the common stock is currently quoted or in the "pink sheets" published by the National Quotation Bureau, Inc. This can result in an investor's finding it more difficult to dispose of or to obtain accurate quotations of prices for the common stock than would be the case if the common stock were quoted on the Nasdaq SmallCap Market. Irrespective of whether or not the common stock is included in the Nasdaq SmallCap system, there is no assurance that the public market for the common stock will become more active or liquid in the future. In that regard, prospective purchasers should consider that this offering is being made without the underwriting arrangements typically found in a public offering of securities. Such arrangements generally provide for the issuer of the securities to sell the securities to an underwriter which, in turn, sells the securities to its customers and other members of the public at a fixed offering price, with the result that the underwriter has a continuing interest in the market for such securities following the offering. In order to qualify for listing on a national stock exchange, similar minimum criteria respecting, among other things, the Company's net worth and/or income from operation must be met.

------------
(2) "Public float" is defined as shares that are not held directly or indirectly by any officer or director of the issuer and by any other person who is the beneficial owner of more than 10 percent of the total shares outstanding.

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

      19. Regulatory and Environmental Considerations. The Company does not expect that its equipment manufacturing operations will be subject to any unusual or burdensome governmental regulations. However, the Company is presently in the process of making arrangements to own the First Production Model of the TCS Plant and to operate it as a "Tirex Advanced Products Plant" for the purpose of selling rubber crumb produced by operation of the TCS-1 Plant and manufacturing finished products, made wholly or partially from such rubber crumb (see "Existing and Proposed Businesses - Proposed TCS- 1 Plant Operations:
Sales of Rubber Crumb and Manufacture and Sale of Finished Products"). The TCS-1 Plant is a "closed loop" system which does not use any chemicals, solvents, gases or other substances, which could result in emissions of any kind from the operation of the Plant and to the best of the Company's knowledge, will not result in the emission of air pollution, the disposal of combustion residues, the storage of hazardous substances (as is the case with other tire recycling processes such as pyrolysis), or the production of any significant amounts of solid waste which would have to be landfilled. However, the operation of a TCS-1 Plant will involve, to varying degrees and for varying periods of time, the storage of scrap tires which, with their size, volume and composition, can pose serious environmental problems. While the Company does not believe that such storage will normally involve quantities of tires so large or storage periods so extensive as to constitute the "stockpiling" of scrap tires, it should be noted that stockpiling, should it occur, could constitute a particularly serious environmental problem. Among the numerous problems relating to scrap tires, is that when stockpiled above ground, tires create serious fire, public health, and environmental hazards ranging from fires, which generate large and dense clouds of black smoke and are extremely difficult to extinguish, to the creation of vast breeding grounds for mosquitoes and vermin.

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

      25. Possible Adverse Effects of Authorization and Issuance of Preferred Stock. The Company's amended Certificate of Incorporation authorizes the issuance of 5,000,000 shares of "Class A Stock". Twenty thousand of such shares are reserved for issuance as preferred stock under an outstanding option therefor. The Board of Directors has the power to issue the balance of the Class A Stock in such series and classes and with such designations, rights and preferences as may be determined from time to time by the Board of Directors. The issuance of any series of preferred stock having rights superior to those of the common stock may result in a decrease in the value or market price of the common stock and could be used by the Board of Directors as a means to prevent a change in control of the Company. Such preferred stock issuances could make the possible takeover of the Company, or the removal of management of the Company, more difficult. The issuance of such preferred stock could discourage hostile bids for control of the Company in which shareholders could receive premiums for their common stock or warrants, could adversely affect the voting and other rights of the holders of the common stock, or could depress the market price of the common stock. Also, the voting power and percentage of stock ownership of the shareholders of the Company's outstanding capital stock can be substantially diluted by such preferred stock issuance. See also, Risk Factor No. 27 "Adverse Effects of Proposals to Be Presented at Annual Shareholders Meeting:
Anti-Takeover Provisions, Limitations on Shareholders Voting Rights, and Stock Bonuses to Management".

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees

      The following sets forth, as of February 19, 1999, the names and ages of all directors, executive officers, and other significant employees of the Company; the date when each director was appointed; and all positions and offices in the Company held by each. Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified:


                                                   Offices               Date
           Name         Age   Held                 Director            Appointed
           ----         ---   ----                 --------            ---------

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
                              Financial and Accounting
                              Officer                             Not Applicable

   John G. Hartley       51   Director                         February 21, 1995

   Henry Meier           42   Director                         February 11, 1999


   Jean Frechette        50   President and Chief Operating       Not Applicable
                              Officer of The Tirex
                              Corporation Canada Inc.


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

                                                           THE TIREX CORPORATION

                                                       By   /s/ Terence C. Byrne
                                                            --------------------

Date: March 24, 1999                     Terence C. Byrne, Chairman of the Board
                                        of Directors and Chief Executive Officer

      In accordance with Section 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

SIGNATURES                            TITLE                            Date

Principal Executive Officer:

  /s/ Terence C. Byrne                                            March 24, 1999
------------------------------
   Terence C. Byrne                Chairman of the Board
                                   of Directors and Chief
                                   Executive Officer

Principal Financial and
Accounting Officer:

  /s/ Michael D.A. Ash                                            March 24, 1999
-----------------------------
   Michael D.A. Ash                Secretary, Treasurer,
                                   and Chief Financial and
                                   Accounting Officer

A Majority of the Board
of Directors:

  /s/ Terence C. Byrne                                            March 24, 1999
-----------------------------
   Terence C. Byrne                Director

  /s/ Louis Sanzaro                                               March 24, 1999
-----------------------------
   Louis Sanzaro                   Director

  /s/ Louis V. Muro                                               March 24, 1999
-----------------------------
   Louis V. Muro                   Director

  /s/ Henry Meier                                                 March 24, 1999
-----------------------------
   Henry Meier                     Director