Form 10QSB
period 1999-03-31
TIREX CORP
filed 1999-05-20
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from____ to____

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

                                 (514) 933-2518
                (Issuer's telephone number, including area code)

                                   ----------

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of May 10, 1999: 87,428,779 shares

      Transitional Small Business Disclosure Format (check one):

Yes ____   No __X__

                              The Tirex Corporation
                          (A Development Stage Company)
                          -----------------------------

                                TABLE OF CONTENTS

PART I

Item 1 - Financial Information (unaudited)                                  Page
                                                                            ----
         The Tirex Corporation and Subsidiaries
           Consolidated Balance Sheet as of
             March 31, 1999................................................... 3

         Consolidated Statements of Operations
           for the three and nine month periods
             ended March 31, 1999 and 1998.....................................4

         Consolidated Statements of Cash Flows
           for the nine-month periods
             ended March 31, 1999 and 1998.....................................5

         Notes to Financial Statements.........................................6

Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......................17

PART II

Item 1 - Legal Proceedings....................................................32
Item 2 - Changes in Securities and Use of Proceeds............................33
Item 3 - Defaults Upon Senior Securities......................................38
Item 6 - Exhibits and Reports on Form 8-K.....................................39

                                   ----------

         The financial statements are unaudited. However, the management of the issuer believes that all necessary adjustments (which include only normal recurring adjustments) have been reflected to present fairly the financial position of registrant at March 31, 1999 and the results of its operations and changes in its financial position for the three and nine month periods ended March 31, 1999 and 1998 and for the period from inception (July 15, 1987).

                              The Tirex Corporation
                           A Development Stage Company

                           Consolidated Balance Sheet

                                         Assets        (Unaudited)   (audited)
                                                     March 31, 1999 June 30 1998
                                                     -------------- ------------
                                                            $            $
Current Assets                                              -            -
Cash and cash equivalents                                       0       398,971
Account receivables                                             0
Notes receivable                                          523,118       225,969
Sales taxes receivable                                     40,794       133,868
R&D tax credit receivable                                 639,737       855,818
Prepaid expenses and deposits                             531,671       618,266
                                                      -----------   -----------
                                                        1,735,320     2,232,892
Property and equipment, at cost, net of
  accumulated depreciation of $34,417                   1,983,306       977,288

Other assets
  Licence                                                  37,105
  Prepaids                                                144,000       445,677
  Organization costs net of accumulated amortization
     of $ 826                                                 515           536
  Deferred financing fees                                 117,431       158,255
                                                      -----------   -----------
                                                          299,051       604,468
                                                      -----------   -----------
                                                        4,017,677     3,814,648
                                                      ===========   ===========
                      Liabilities and Stockholders' Equity
Current liabilities
  Notes payable                                                         407,926
  Accrued liabilties                                    1,356,232     1,274,150
  Deposits payable                                         34,500       143,500
  Current portion of long-term debt                        34,120        34,118
                                                      -----------   -----------
                                                        1,424,852     1,859,694
Other liabilities
  Long term deposits                                      128,000
  Loan from investor                                       93,516
  Long-term debt (net of current portion                  555,639       465,894
  Convertible subordinated debentures
    long-term portion                                     935,000     1,035,000
                                                      -----------   -----------
                                                        1,712,155     1,500,894
                                                      -----------   -----------
                                                        3,137,007     3,360,588
                                                      -----------   -----------
Stockholders' equity
  Common stock,  $.001 par value, authorized
   120,000,000 shares, issued and outstanding
   86,392,080  shares                                      86,392        63,642
  Class A stock; .001 par value, authorized 5,000,000
   shares; issued and outstanding, 0 shares
  Additional paid-in capital                           13,601,332    10,258,116
Deficit accumulated during the development stage      (12,985,546)  (10,051,483)
Unrealized gain on foreign exchange                       178,492       183,785
                                                      -----------   -----------
                                                          880,670       454,060

                                                        4,017,677     3,814,648
                                                      ===========   ===========

                              The Tirex Corporation
                           A Development Stage Company
                      Consolidated Statement of Operations
                                   (unaudited)

                                               Consolidated Statement              Consolidated Statement
                                                  of Operations                        of Operations
                                          ------------------------------     -------------------------------        ---------------
                                                                                                                    Cumulative from
                                           Three months      Nine months      Three months       Nine months         March 26, 1993
                                              ended            ended             ended             ended             to March  31,
                                          March 31, 1999   March 31, 1999    March 31, 1998     March 31, 1998            1999
                                          -------------------------------    ---------------------------------       ---------------
                                              1999               1999             1998               1998               1999
                                              ----               ----             ----               ----               ----
                                               $                  $                 $                  $                  $
                                               -                  -                 -                  -                  -
Revenues                                          0            300,000            415,000            415,000          1,234,725

Cost of Sales                                     0            130,676            248,082            248,082            941,518
                                        -----------        -----------        -----------        -----------        -----------

Gross profit                                      0            169,324            166,918            166,918            293,207
                                        -----------        -----------        -----------        -----------        -----------

Operations
  General and administrative                590,150          2,484,964            470,774          1,388,287          5,441,274
  Depreciation and amortization             190,719            508,006                                 4,786            532,034
  Research and development                        0             13,590            581,093            939,949          6,059,690
                                        -----------        -----------        -----------        -----------        -----------
Total Expense                               780,839          3,006,530          1,051,867          2,333,022         12,032,998
                                        -----------        -----------        -----------        -----------        -----------
Loss before other income and expenses      (780,839)        (2,837,206)          (884,949)        (2,166,104)       (11,739,791)
                                        -----------        -----------        -----------        -----------        -----------
Other income (expenses)
  Interest expense                          (24,835)           (78,932)            (6,545)           (10,243)          (142,938)
  Interest income                                 0                  0                  0                  0              2,540
  Income from stock options                       0                  0                  0                  0             10,855
  Loss on disposal of equipment                   0                  0                  0                  0             (2,240)
  Gain (Loss) on foreign exchange           103,777            (17,895)            18,833             34,186            (56,586)
                                        -----------        -----------        -----------        -----------        -----------
                                             78,942            (96,827)            12,288             23,943           (188,369)
                                        -----------        -----------        -----------        -----------        -----------
Net Loss                                   (701,927)        (2,934,063)          (872,661)        (2,142,161)       (11,928,160)
                                        ===========        ===========        ===========        ===========        ===========
Net loss per common share                     (0.01)             (0.03)             (0.02)             (0.05)             (0.65)
                                        ===========        ===========        ===========        ===========        ===========
Weighted average shares of common
  stock outstanding                      77,098,084         77,098,084         40,866,990         40,866,990         18,370,771
                                        -----------        -----------        -----------        -----------        -----------

                             The Tirex Corporation
                           A Development Stage Company

                       Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                         Nine  months ended
                                                              March 31,
                                                     ------------------------
                                                         1999         1998
                                                         ----         ----
Operating activities                                      $             $
                                                          -             -
Net  loss                                             2,934,063     2,142,161
                                                     ----------    ----------
Adjustments to reconcile net loss to net cash
  used in operating activities:
depreciation and amortization                           508,006         7,619
Proceeds from grants                                    698,438       478,780
stock issued in exchange for services                 1,115,125        403,049
stock issued in conversion and pmts                   1,348,502        85,575
Unrealized gain on foreign exchange                      98,484
Change in assets  & Liabilities
        increase in Notes receivable                   (297,149)      (30,000)
        decrease    Sales tax receivables                93,074         4,226
        increase in Tax credit receivable              (216,081)     (369,844)
        increase in Prepaid expenses                     86,595        (1,558)
        increase in Accrued expenses                    365,560       856,821
        increase in Loan payable                         64,685
        increase in Deposit payable                      19,000
        increase in Accounts receivables                             (115,000)
        increase in Loan  director                       93,516        10,881
                                                     ----------    ----------
        Total Adjustments                             3,977,725     1,330,549

        Net cash operating Activities                 1,043,692      (811,612)
                                                     ----------    ----------
Investing Activities
        Property & equipment                         (1,006,018)      (28,956)
        licence                                         (37,105)     (157,618)
                                                     ----------    ----------
        Net cash investing activities                (1,043,123)     (186,574)

Financing activities
        Proceeds from notes payables                     71,070
        Repayment of notes payables                    (478,996)      (98,551)
        Proceeds from loan payable                       48,131       278,593
        Proceeds from deposits payable                                383,500
        Repayment of long term debt                     (89,745)
        Proceeds from issuance stocks & debentures       50,000       584,850
                                                     ----------    ----------
        Net cash financing activities                  (399,540)    1,148,392

                                                     ----------    ----------
        Net Decrease in cash                           (398,971)      150,206

        Cash beginning of period                        398,971       155,037
                                                     ----------    ----------
        Cash end of period                                    0       305,243
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

        Developmental Stage

        As of March 31, 1999 the Company was still in the development stage. Up to that date, the operations had consisted mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities. In April of 1999, the Company commenced production of rubber crumb with equipment developed and started the production of welcome mats for the US market.

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

        The  Company  has  research  and  development   investment  tax  credits
        receivable from Canada and Quebec amounting to $639,737 applicable to expenditures incurred between July 1, 1998 and March 31, 1999.

        Foreign Exchange

         Assets and liabilities of the Company which are denominated in foreign currencies are translated at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average rates throughout the year.

Note 2 - Going Concern

        As shown in the accompanying financial statements, the Company incurred a net loss of $2,934,063 for the nine-month period ended March 31, 1999.

        In March 1993, the Company, which was still in the development stage, developed a new Business Plan. As at March 31, 1999, the Company was still considered to be in the development stage. As of that date, the Company had constructed a production quality machine for the cryogenic disintegration of used tires. At the beginning of the fourth quarter of the Company's Fiscal Year 1998-1999, the Company commenced production of rubber crumb using its technology and simultaneously commenced the production of welcome mats for the US market. The commencement of production of rubber crumb using the Company's patented tire disintegration technology will permit the evaluation of the long-term effectiveness of the Company's technology and will permit the Company to introduce such modifications as are seen to be appropriate to enhance its efficiency and reliability. As of the date of this Report, the Company has not yet operated the machine on a long-term continuous basis and is thus still not in a position to ascertain the long-term commercial effectiveness of the machine. Fees generated from tipping and culling have so far been insufficient to fund the current operations of the Company. These factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Financing Costs

        During the nine months ended March 31, 1999 the Company incurred $66,566 in connection with debt financing . Amortization of capitalized financing costs capitalized amounted to $58,311 and this figure is included in the figure of $508,006 for depreciation and amortization applicable to capital assets, intangible assets and prepaid expenses for the nine-month period ended March 31, 1999.

Note 4 - Property and Equipment
         Financing Costs

        As of March 31, 1999 plant and equipment consisted of the following:

        Furniture, fixtures and equipment                          $ 100,328
        Leasehold improvements                                       152,917
        Construction in progress                                   1,695,644
                                                                  ----------
                                                                   1,948,889
        Less accumulated depreciation and amortization                34,417
                                                                  ----------
                                                                  $1,983,306
                                                                  ==========

        Depreciation and amortization expense charged to operations was $34,417 for the nine months ended March 31 1999.

Note 5 - Notes Payable

        As of March 31, 1999, the company had no lines of credit available from any banking institution. The previous credit facility made available by the Bank of Montreal, supported by a loan guarantee made available by a Quebec Government agency, the Societe de developpement industriel du Quebec(SDIQ), to bridge finance scientific research tax credits earned for the period ending June 30, 1998 was paid off in accordance with the terms of the agreement with SDIQ on March 24, 1999. While the company has recorded tax credit receivables in the amount of $639,737 as of March 31, 1999, no other credit facility had been put in place as of that date to bridge finance such receivables. In May of 1999, the company did receive an offer for such financing from ScotiaBank subject to the availability of a loan guarantee by the same Quebec Government agency whose name was recently changed to Investissements Quebec. As of the date of these financial statements, this guarantee had not yet been accorded. Should such guarantee be accorded, the available credit would be a maximum of Cdn$750,000 (approximately US$517,500) applicable to the tax credits for the company's year ending June 30, 1999, and would be renewable for the subsequent year. This credit facility would bear interest at Canadian prime rate plus 1.25% . In addition to the guarantee from Investissements Quebec, the note would be further collateralized by limited personal guarantees of certain officers, the assets of Tirex Canada R&D Inc., and guaranteed by The Tirex Corporation Canada Inc., which guarantee would be supported by a pledge of the assets of said company.

Note 6 - Long-Term Debt

--------------------------------------------------------------------------------
Canada Economic Development for Quebec Regions
(CEDQR)(formerly known as the Federal Office of Regional
Development - Quebec (FORD-Q)                                          1998
--------------------------------------------------------------------------------
Loan payable under the Industrial Recovery Program
For Southwest Montreal (IRPSWM) amounting to 20%
of certain eligible costs incurred  (maximum loan $500,000)
repayable in annual installments over a forty-eight month
period following completion of the project, unsecured and
non-interest bearing.  (If the Company defaults the loans
become interest bearing)                                          $  341,180
--------------------------------------------------------------------------------
Loans payable under the Program for the Development of
Quebec SME's based on 50% of approved eligible costs for
the preparation of market development studies in certain
regions.  Loans are unsecured and non-interest bearing.
(If the Copany defaults the loans become interest bearing).
--------------------------------------------------------------------------------
- Loan payable over five years  commencing                            64,823
  June 2000 due June 2004
--------------------------------------------------------------------------------
- Loan payable over five years, commencing                            60,187
  June 2001, due 2005
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
- Loan payable in amounts equal to 1% of the annual                      13,647
  sales in India through June 30, 2002
--------------------------------------------------------------------------------
- Loan payable in amounts equal to 1% of annual sales in                 13,647
  Spain through June 30, 2007
--------------------------------------------------------------------------------
- Loan payable in amounts equal to 11/2% of annual sales                 64,823
in Spain and Portugal through June 30, 2004
--------------------------------------------------------------------------------
                                                                      $ 558,307
--------------------------------------------------------------------------------
Less:    Current portion                                                 34,118
--------------------------------------------------------------------------------
                                                                      $ 524,189
--------------------------------------------------------------------------------

Minimum principal repayments of each of the next five years as follows:

--------------------------------------------------------------------------------
            1999                                $34,118
--------------------------------------------------------------------------------
            2000                                 90,415
--------------------------------------------------------------------------------
            2001                                129,517
--------------------------------------------------------------------------------
            2002                                168,617
--------------------------------------------------------------------------------
            2003                                 32,581
--------------------------------------------------------------------------------
            Thereafter                           44,764
--------------------------------------------------------------------------------
                                               $500,012
--------------------------------------------------------------------------------

In March of 1999, the Company made a written request to CEDQR to postpone the first repayment of Cdn$50,000 (approximately US$34,118) for a period of six months citing delays in the project schedule which were partly caused by delays at sub-contractors located in the region affected by the ice storm of January 1998. Following said ice storm, CEDQR appropriated for itself the discretionary right to grant such delays. In those circumstances where delays were accorded, no interest would be charged during the six-month extension period. In the event the requested delay would be granted, the forecast repayments would be adjusted to take into account the actual delays accorded. As of the date of these financial statements, no decision on the company's request had been received. The above schedule does not reflect any delays in the repayment schedule.

Note 7- Convertible Subordinated Debentures

        Convertible subordinated debentures consist of the following:


                                    Type A                            Type B
                                    ------                            ------
Balance as of                      $500,000                          $435,000
March 31, 1999

Interest Rate                         10%                               10%
Maturity               Earlier of (i) - the completion           Earlier of (i)- two years
                       of a public offering yielding             from the issue date or (ii) -
                       gross proceeds of not less than           the completion of a public
                       $8,000,000,  (ii) - the  closing          offering of its securities by
                       on financing in excess of $4,500,000,     the Maker
                       (iii) - December 31, 1999

Redemption rights      If not converted, the holder              If not converted, the holder
                       may require the Company                   may require the Company
                       to redeem at any time after               to redeem at any time
                       maturity at a premium of                  after maturity the principal
                       125% of the principal                     amount plus interest
                       amount plus interest

Conversion ratio       66% of the closing bid price              $0.20 per share
                       of the common stock as
                       reported by NASDAQ on
                       the trading day immediately
                       preceding the Company's
                       receipt of a notice of
                       conversion by a debenture
                       holder.

Warrants               As part of the debenture package,
                       the Company  issued  2,000,000
                       warrants  to purchase a like number
                       of shares of common stock at $.001
                       per share.

Note 8 - Related Party Transactions

        The Company entered into various employment agreements with the executive officers whereby the Company will pay a total of $762,500 a year. All of the employment agreements are multi-year in nature. Since March 31, 1999, one officer resigned from his position as such although he continues to be employed by the Company in other capacities at the same salary. As a result of the foregoing, the annual commitment in respect of officers remuneration has been reduced to $700,000. In addition to the employment services, the officers agree not to compete with the Company for periods ranging from one to two years following the termination of employment. If an officer is terminated other than for cause or for "good reason", the terminated officer will be paid up to twice the amount of their base salary for twelve months.

        Included in accrued expenses at March 31, 1999 is approximately $29,000 for salary to officers in compensation for which the company intends to issue common stock.

        At March 31, 1999, the Company had a note receivable from an officer in the amount of $74,405. This note bears interest at an annual rate of 8% above prime through September 1998 and 2% above prime through September 1999 (the due date).

        At March 31, 1999, an officer of the Company owed the company an amount of $21,564, which amount will be repaid prior to the end of fiscal year.

        At March 31, 1999 the Company had a note receivable for $30,000 from a Company in which a director has a financial interest. The note bears interest at prime plus 2% and is due on demand.

        Deposits payable included an amount of $118,500 which are payable to companies which are owned by a director of the Company.

Note 9 - Common Stock

        During the nine months ended March 31, 1999, the Company issued common stock to individuals in exchange for services performed and financial accommodations totaling $1,683,737. Included in these amounts are payments to officers and Corporate Counsel of the Company in exchange for financial accommodations and other services rendered without benefit of cash payment in the amount of $1,115,696. The dollar amounts assigned to such transactions have been recorded at the fair value of the services received, because the fair value of the services received was more evident than the fair value of the stock surrendered.

Note 10 - Stock Option

        On May 19, 1995, the Company sold to a director of the Company an option (the Hartley Option) to purchase 20,000 shares of Cumulative Convertible Preferred Stock at an exercise price of $10 per share, exercisable during the two year period beginning May 19, 1995, and ending May 18, 1997. The director paid $20,000 for the option. The terms of the Preferred Stock purchasable under the option call for cumulative cash dividends at a rate of $1.20 per share and conversion into shares of the Company's common stock at a conversion rate equal to one preferred share (and all accumulated and unpaid dividends thereon) for the number of shares of the Company's stock purchasable for $10 at a price equal to 30% of the market price of such common stock as at the date of conversion. The number of shares purchasable under the Hartley Option at a price of $10 per share can be increased if, at the conversion rate in effect on the effective date, 20,000 preferred shares are convertible into fewer than 2,000,000 common shares. The conversion to common stock ratio varies depending on when the conversion is made. At May 29, 1997, the exercise period was extended until May 18, 1999.

Compensatory Common Stock Options

        Under a stock option agreement with Continental General Tire (CGT), CGT was granted an option to purchase up to 10% of the total common shares of the Company, which percentage would be calculated after the option's having been exercised. As of May 10, 1999, the Company had 87,428,779 shares outstanding, which would entitle CGT to purchase 9,714,309 shares. Under the terms of the option agreement, such shares so purchased would have a market value as of May 10, 1999 equal to approximately $1,313,834. The weighted average exercise price as of May 10, 1999 is equal to $0.0617.

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

Note 13 - Government Assistance

        The Company receives financial assistance from Revenue Canada and Revenue Quebec in the form of scientific research tax credits. During the year ended June 30, 1998, the Company received approximately
        $670,000 which has been recorded as paid in capital. During the nine-month period ended March 31, 1999,and pursuant to government audit, the company received a total of Cdn$1,118,051 (approximately US$760,000) from Revenue Canada and Revenu Quebec in respect of tax credits for the year ended June 30, 1998.

Note 14 - Commitments

        The Company leases office space under an agreement for a term from July 1, 1997 to June 30, 2000. The Company has an option to renew this lease for an additional two years. However, in April 1999, management decided to consolidate its office space at the factory location and will attempt to sub-let the office space to be abandoned. The renewal option is unlikely to be exercised. Minimum rentals in each of the next three years is as follows:

                                                              Amount
                                                              ------
                    June 30,1999                             $18,967
                    June 30, 2000                             18,967
                                                             -------
                    TOTAL                                    $37,934
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

                                                            Amount
                                                            ------
              June 30, 1999                                $108,880
              June 30, 2000                                 176,900
              June 30, 2001                                 204,100
              June 30, 2002                                 204,100
              June 30, 2003                                 170,100
                                                           --------
              TOTAL                                        $864,000
                                                           ========


        Rental expense for the year ended June 30, 1998 amounted to $55,532 and for the nine-month period ended March 31, 1999 amounted to approximately $69,000.


Note 15 - Subsequent Event

        During the subsequent period from March 31, 1999 to May 13, 1999, holders of convertible debentures converted an amount of $68,400 into common shares of the company in addition to the $100,000 converted prior to March 31, 1999.

Note 16 - Other Options and Warrants

        Note 10 addresses the Hartley and CGT options that are outstanding at March 31, 1999. The Company also has warrants and options outstanding to purchase 4,485,295 shares of common stock, which warrants and options expire at various future dates. These rights can be exercised at various rates from $0.001 through $0.50

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

      The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the three and nine month periods ended March 31, 1999. This discussion also includes events which occurred subsequent to the end of such quarter and contains both historical and forward- looking statements. When used in this discussion, the words "expect(s)", "feel(s)","believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

      The Company is in the very early stages of the business of manufacturing its patented cryogenic scrap tire recycling equipment (the "TCS-1 Plant") which it intends to market as well as to use in its own operations. In March 1999, the Company commenced operations in a second business segment, which presently involves the partial ownership, and the operation, of the TCS-1 Plant which is installed at the Company's Montreal facility and the production of molded rubber welcome mats out of the recycled rubber crumb produced thereby. The Company's longer term business plan for this segment includes the direct or indirect ownership of additional TCS-1 Plants, on exclusive or joint venture bases, and the establishment of additional rubber product manufacturing plants.

Liquidity and Capital Resources

      The activities of the Company since its formation in 1987 and the inception of its current business in 1993 have been financed by sources other than operations. Such financing was principally provided by the sale of securities in private transactions, including three private placements to a limited number of accredited investors, which the Company completed on May 11, 1998, and which yielded aggregate net proceeds of $2,063,795. In total, funds raised by the Company from private sales of its securities are as follows:

                                                   Proceeds From
                  Year Ended                          Sales of
                  June 30th                          Securities
                  ---------                         -----------
                  1998                               $2,063,795
                  1997                                 345,391
                  1996                                  80,872
                  1995                                  22,316
                  1994                                 237,430
                  1993                                  76,055
                  1990                                  80,812
                  1989                                  77,000

      In addition, from July 1, 1998 through March 31, 1999, the Company has also received approximately $1,506,000 from various other sources (other than operations) including: (i) an aggregate of $300,000, received in December 1998 and January 1999, from sale and lease back financing on inventory and equipment (subsequent to the period covered by this Report, in April 1999, the Company received an additional amount of approximately $62,400 from sale and lease back financing on inventory and equipment); (ii) approximately $927,000, received in September 1998 and January, February and March 1999 from Canadian research and development tax credit refunds; (iii) approximately $214,000, received, from time to time, from officers, directors, and employees, by way of loans to the Company (such loans being repaid by the issuance of shares of the Company's common stock at a discount of 50% of the then current market price); and (iv) approximately $65,000, received in February and March 1999, in refunds of all of the 15% sales tax paid by the Company on all goods, and services purchased in connection with the Company's manufacturing activities. The foregoing have provided adequate funding to accomplish the following: (i) cover all of the Company's costs related to the first production model of the TCS-1 Plant (the "Production Model"), including previously unanticipated modifications identified during testing; (ii) proceed with renovations of the Company's new manufacturing and assembly facility which have brought it into full compliance with all applicable provincial and municipal regulations except for the purchase and installation of a sprinkler system which will cost approximately $100,000 and for which the Company expects to be able to obtain sale and leaseback financing;
(iii) cover the Company's overhead costs and expenses; and (iv) cover the initial costs of establishing and commencing operations in the Company's second business segment involving the operation of a TCS-1 Plant and the production of molded rubber floor mats including capital investments in molding and flocking equipment.

      The Company expects that these same funding sources, together with anticipated cash flow from rubber mat molding operations, which were started in April 1999, vendor financing, and conventional asset based debt financing against receivables and inventory will continue to provide sufficient capital to cover overhead and maintain and expand molding operations. The Company is also ready to begin full scale, commercial manufacture of TCS-1 Plants. Its present plans do not require it to obtain any outside financing to do so, but instead require only partial prepayments from the purchasers of such Plants. The Company will not manufacture any TCS-1 Plants for purchasers unless and until it receives the prepayments necessary to fund such manufacture. Therefore, any failure or delay, on the part of the persons who have placed orders with the Company for TCS-1 Plants, to obtain the required financing to effect such purchases, will be directly reflected in a commensurate delay or failure, on the Company's part, to begin TCS-1 Plant manufacturing operations.

      Absent adequate revenues from operations during the phase-in period of commercial operations, the Company will remain dependent on the outside sources described above to meet its requirements and to continue operating. Whether the funds, which the Company obtains, from any of such sources, will be sufficient to enable the Company to reach a profitable operating stage, will be entirely dependent upon: (i) the amount of such financing which the Company is actually able to raise; (ii) the ability of prospective TCS-1 Plant purchasers to obtain financing; (iii) the as yet unproven ability of the TCS-1 Plant to operate successfully on a continuous, long-term, commercial basis; (iv) ability of prospective purchasers of TCS-1 Plants to obtain financing to effect their projected purchases; and (v) the ability of the proposed rubber mat molding facility to operate profitably While the Company believes it that it will successfully fulfill all of the foregoing criteria, there can be no assurance with any certainty that this will, in fact, be the case. The failure to do so would have a material adverse effect on the Company's ability to continue to operate. The Company's more long term future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations, the cost of the Company's sales and marketing activities and the progress of the Company's research and development activities, none of which can be predicted with certainty. Receipt of any projected revenues is entirely dependent upon the factors discussed above and the Company's ability, over the long-term, to successfully market TCS-1 Plants and finished products made from recycled rubber crumb.

      As noted above, in the nine month period ended March 31, 1999, the Company received funds from sources other than operations, as described above. This was true also during the fiscal years ended June 30, 1997 and 1998 and the interim nine-month period ended March 31, 1998 when the Company received funds from Quebec and Canadian government grants, loans, loan guarantees, and refundable tax credits, which were granted for, and used to, complete the development of the TCS-1 Plant and begin the international marketing of such plants. Canadian and Quebec government research and development tax incentives take the form of both tax deductions from otherwise taxable income and tax credits respecting the eligible research and development expenditures of the Company. Insofar as tax credits for scientific research and experimental development are concerned, such credits are offered by both the governments of Canada and of Quebec. The tax credits are calculated as a percentage of research and development expenditures deemed eligible by the Revenue Departments of each government. The percentages vary according to the size of the company (defined according to the asset base and revenues generated by the company), the residency of the majority of the voting control and other factors. In the case of both the provincial and the federal governments, where the amount of the tax credit exceeds other tax liabilities, such as taxes on income and on capital, and subject to certain other conditions which a company meets, the amount of any difference is paid to the company, thus the term, "Refundable Tax Credits". The effective rate of the credit varies from one company to another as a function of a number of factors, not least of which are: (i) the nature of the costs being claimed such as labor costs versus non-labor costs (the credit for labor costs is higher than for non-labor costs); and (ii) the proportion of expenditures which can be attributed to research and development but which are not deemed eligible for the tax credits by their nature. Insofar as the Company is concerned, the tax credits have varied from approximately 25% to 30% of total research and development expenditures, including certain types of expenditures deemed ineligible for tax credits. During the last three fiscal years, virtually all of the activities connected with the development and construction of the First Production Model of the TCS-1 Plant have qualified as expenses eligible for refundable tax credits.

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

      In connection with the Refundable Tax Credits, during the first quarter of 1998, the Bank of Montreal ("BOM") approved a loan to the Company of up to Cdn$937,000, or approximately US$655,900 ("the BOM Tax Credit Loan") to be used to pay expenses which would then be eligible for refundable tax credits. As at June 30, 1998, Cdn.$828,230 (approximately US$579,761) had been lent to the Company pursuant to the BOM Tax Credit Loan. During the nine-month period ended March 31, 1999, the Company borrowed an additional Cdn.$108,770 (approximately US$76,139) under the BOM Tax Credit Loan. As at June 30, 1998 and March 31, 1999, respectively, the outstanding balance payable on the BOM Tax Credit Loan was Cdn$597,820 (approximately US$418,474) and $0. The BOM Tax Credit Loan was secured by: (i) a first-ranking lien on all of the assets, tangible and intangible, present and future of the Company's Canadian subsidiary, Tirex R&D;
(ii) a lien on the Company's patent for the cryogenic tire disintegration process and apparatus of the TCS-1 Plant; and (iii) personal guarantees of two officers and directors of the Company.

      The SDI, under its above described Loan Guarantee Program, guaranteed repayment of 75% of the BOM Tax Credit Loan ("the SDI Guarantee"). The SDI
Guarantee was secured by a lien on the Company's projected tax credit receivables.

      Borrowings drawn down under the BOM Tax Credit Loan bore interest, from the date the funds were drawn down until the date that the outstanding principal and all accrued and unpaid interest thereon was repaid, at an annual rate equal to the Bank of Montreal Prime Rate (which, for reasons of inter-bank competition, was usually equivalent to the Canadian Prime Rate) plus 1.25%. Interest on the outstanding balance of the BOM Tax Credit Loan was due and payable monthly. The outstanding principal amount was repayable upon the Company's receipt of tax credit refunds from the Canadian and/or Quebec tax authorities and the release of the funds by SDI to the Bank of Montreal. During the last three fiscal years, and the nine-month interim period ended March 31, 1999, the Company made research and development expenditures, generated tax credit claims, and received funds by way of borrowings under the BOM Tax Credit Loan, as set forth in the following table:


-----------------------------------------------------------------------------------------------------------------------------------
     Period        Amount of R&D      Amount of R&D        Amount of Tax     Amount Borrowed      Amount of         Cumulative
R&D Expenses Were  Expenditures       Expenditures       Credits Estimated  Against Estimated     Tax Credit    Outstanding Balance
    Incurred         Incurred         Eligible for        by BOM and SDI       Tax Credits         Received      of Loan as at End
                                      Tax Credits                                                                    of Period
-----------------------------------------------------------------------------------------------------------------------------------
July 1, 1995 to         -0-                -0-                  -0-                -0-               -0-               -0-
June 30, 1996
-----------------------------------------------------------------------------------------------------------------------------------
July 1, 1996 to    Cdn$1,576,761      Cdn$1,576,761         Cdn$579,305            -0-(1)            -0-(2)            -0-
June 30, 1997
-----------------------------------------------------------------------------------------------------------------------------------
July 1, 1997 to    Cdn$2,723,443      Cdn$2,723,443         Cdn$982,113       Cdn$828,230(1)   Cdn$307,208(2)      Cdn$597,820
June 30, 1998
-----------------------------------------------------------------------------------------------------------------------------------
Interim Period     Cdn$1,362,210           (3)                  (4)           Cdn$108,770(1)    Cdn$1,363,568          -0-
July 1, 1998 to                                                                                      (5)
March 31, 1999
-----------------------------------------------------------------------------------------------------------------------------------

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

(3) As at March 31, 1999, the Company had not yet submitted a claim for tax credits based upon any research and development expenditures made since July 1, 1998. The Company expects that a portion of such expenditures will be eligible for Refundable Tax Credits. In connection therewith, subsequent to the period covered by this Report, on May 7, 1999, the Company received an offer of renewable financing against tax credit receivables from ScotiaBank (the "ScotiaBank Tax Credit Loan") for a maximum amount of Cdn $750,000 (approximately US $517,500), per year, for two years, subject to a loan guarantee to be provided by Investissements Quebec, formerly known as the SDI. The ScotiaBank Tax Credit Loan is similar to the BOM Tax Credit Loan. In addition to the loan guarantee by Investissements Quebec, the ScotiaBank Tax Credit Loan will be further secured by a lien on the assets of Tirex Canada R&D Inc., an unlimited guarantee of The Tirex Corporation Canada Inc. which guarantee is secured by a lien in the amount of Cdn $1,500,000 (approximately US $1,035,000) on all present and future movable property of The Tirex Corporation Canada Inc. plus a personal guarantee by two directors of the Company.

(4) The SDI Loan Guarantee Program, which guaranteed repayment of 75% of the BOM Tax Credit Loan, was available only for bank loans based on estimated tax credit receivables for research and development expenditures made on or before June 30, 1998. The entire amount available to the Company under the BOM Tax Credit Loan has already been borrowed by the Company in connection with research and development expenditures made by the Company during the years ended June 30, 1997 and 1998. The SDI Loan Guarantee Program is still in existence, however, and is being relied upon by the Company to guarantee new loans which may be made to the Company by ScotiaBank and other Canadian lending institutions. Accordingly, (as noted above in footnote 3 to this table), the Company intends to utilize the ScotiaBank Tax Credit Loan in the same manner that it utilized the BOM Tax Credit Loan, to finance certain research and development expenditures made after June 30, 1998.

(5) Tax credits in the amount of Cdn $245,517 received by the Company during the period, July 1, 1998 through December 31, 1998, were attributable to research and development expenditures made by the Company during the fiscal year ended June 30, 1997. Tax credits in the amount of Cdn$1,118,051, received by the Company during the three month period ended March 31, 1999 were attributable to research and development expenditures made by the Company during the fiscal year ended June 30, 1998. Parts of these tax credit payments were used to repay the remaining balance due on the BOM Tax Credit Loan.

      During the last three fiscal years and the nine month interim period ended March 31, 1999, the Company also received additional financial assistance by way of loans and grants from Quebec governmental agencies, for the design and development of the TCS-1 Plant and for export market development as follows:

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

      The proceeds of the CEDQR Loan were paid to the Company during the fiscal years ended June 30, 1997 and 1998, as follows:

                           Canadian Dollars          US Dollar Approximation
                           ----------------          -----------------------
Fiscal 1997                    $246,752                      $163,498
Fiscal 1998                    $253,248                      $167,802

      Under the terms of the CEDQR Loan, repayment was originally scheduled to commence twelve months from the date CEDQR declared that the project had been completed. This occurred on March 31, 1998. The repayment schedule therefore calls for four, graduated annual payments as follows:

                           Canadian Dollars          US Dollar Approximation
                           ----------------          -----------------------
March 31, 1999                $ 50,000                       $ 34,118
March 31, 2000                $100,000                       $ 68,236
March 31, 2001                $150,000                       $102,354
March 31, 2002                $200,000                       $136,472

      Because of the limited cash resources presently available to the Company, as of April 30, 1999, it had not paid the loan repayment scheduled for March 31, 1999. Under the terms of the CEDQR Loan, there is no penalty for failure to make a scheduled payment other than a charge of interest on overdue payments at a rate established by regulation under the Financial Administration Act on the date of the first contribution payment made by the Minister in charge. The applicable interest rate on overdue payments under this loan is the Canadian prime rate + 3%. Notwithstanding the foregoing, in March of 1999, the Company made a written request to CEDQR to postpone the due date of the first repayment of Cdn $50,000 (approximately US $34,118) for a period of six months citing delays in the project schedule which were caused in part by delays by sub-contractors located in the Montreal region affected by an ice storm in January of 1998. Following such ice storm, CEDQR appropriated for itself the discretionary right to grant such extensions. In those circumstances where payment extensions are granted, no interest is charged during the extension period. As of the date of this report, no decision on the Company's request had been received.

      2. In April of 1996, the Company qualified for a grant from Societe Quebecoise de Recuperation et de Recyclage ("Recyc-Quebec"), a self-financed, Quebec Government-owned corporation established to facilitate and promote materials recovery and recycling. The amount of such grant was $75,000 Canadian (approximately $52,500 U.S.). Of this amount, the Company received $50,000 Canadian (approximately $35,000 US) during the fiscal year ended

June 30, 1997. The terms of the grant provided that the Company would receive the balance of $25,000 Canadian (approximately $17,500 U.S.) when the Company filed a final report following the completion of the project. This amount was received by the Company in April 1999.

      3. The Company also qualified for five interest-free, unsecured loans from the Government of Canada in the aggregate amount of $ 232,773 Canadian (approximately $ 162,900 U.S.). These loans were made available by CEDQR, under the Innovation, Development, Entrepreneurship Assistance - Small and Medium Enterprises Program ("IDEA-SME Program"). Under these loan agreements, during Fiscal 1997 and 1998, the Company received $30,000 Canadian (approximately $ 21,000 U.S.) and $ 202,773 Canadian (approximately $ 141,900 U.S.) respectively. The IDEA-SME Program loans represent up to 50% of approved Company expenditures, based on submitted claims, subject to maximum amounts for each loan. Expenditures are required to have been made for the purposes of identifying and developing export markets for Canadian products. All of the projects which gave rise to these loans have been declared completed by CEDQR and the repayment terms have accordingly been established. The following table identifies the nature of the projects for which these loans were granted, the maximum amount of the loans approved the government agency, the aggregate amounts received by the Company as of March 31, 1999 and the repayment terms of each loan.


===================================================================================================================================
                                                      Amount of Funds
                                                        Received By
                                                       Company as of
                                        Maximum Amount    March 31,                                                        Rate of
                                           of Loan          1999                                                           Interest
           Nature of Project                                                            Repayment Terms
                                                                   =====================================================
                                                                                                      Amount of Payment
                                                                               Date Due
-----------------------------------------------------------------------------------------------------------------------------------
Market Research  Feasibility  Study for  Cdn $20,000          Cdn   At the end of any fiscal year    1% of gross annual      None
Iberian Peninsula                                         $20,000      in which the Company has     revenue from sales in
                                                                     revenues from sales of TCS-1          Iberia

                                                                   Plants in the Iberian Peninsula

-----------------------------------------------------------------------------------------------------------------------------------
Market Research  Feasibility  Study for  Cdn $20,000          Cdn   At the end of any fiscal year    1% of gross annual      None
India                                                     $20,000      in which the Company has     revenue from sales in
                                                                     revenues from sales of TCS-1           India

                                                                           Plants in India

-----------------------------------------------------------------------------------------------------------------------------------
Market  Research  Respecting  Potential  Cdn $95,000          Cdn           June 30, 2001                 Cdn$6,333          None
United States Markets for Rubber Crumb                    $95,000           June 30, 2002                Cdn$12,666
                                                                            June 30, 2003                Cdn$18,999
                                                                            June 30, 2004                Cdn$25,333
                                                                            June 30, 2005                Cdn$31,666
-----------------------------------------------------------------------------------------------------------------------------------
                                         Cdn $95,000        Cdn     At the end of any fiscal year   1.5% of gross annual     None
Iberian Market  Development  Activities                   $95,000      in which the Company has     revenue from sales in
Related to  Positioning  the Company to                              revenues from sales of TCS-1          Iberia
Market TCS-1 Plants,  Rubber Crumb, and                                    Plants in Iberia
Related Products in Iberia
-----------------------------------------------------------------------------------------------------------------------------------
Market Research  Activities  Respecting  Cdn $98,000      $98,000           June 30, 2001              Cdn $ 6,533.33        None
the  Feasibility  of using Rubber Crumb                     Cdn             June 30, 2002              Cdn $13,066.66
in  Thermoplastic  Elastomer  Compounds                                     June 30, 2003              Cdn $19,600.00
in the United States and Canada.                                            June 30, 2004              Cdn $26,133.33
                                                                            June 30, 2005              Cdn $32,666.66
===================================================================================================================================

      As at March 31, 1999, the Company had total assets of $4,017,677, as compared to $3,814,648 as at the end of the last fiscal year (June 30, 1998) and $2,293,331 as at March 31, 1998. Management attributes the changes in total assets at March 31, 1999 as compared to June 30, 1998 (an overall increase of $203,029) principally to the following:

      (i) an increase in the amount of $1,006,018 in Property, Plant and Equipment from the June 30, 1998 balance of $977,288 to the March 31, 1999 balance of $1,983,306;

      (ii) an increase in the amount of $297,149 in Notes Receivable from the June 30, 1998 balance of $225,969 to the March 31, 1999 balance of $523,118;

      (iii) a decrease in the amount of $216,031 in Research & Development Tax Credit Receivables from the June 30, 1998 balance of $855,818 to the March 31, 1999 balance of $639,737 as collection of the June 30th balance receivable outpaced the creation of new amounts receivable; and

      (iv) a decrease in the amount of $301,677 in Prepaid Expenses from the June 30, 1998 balance of $445,677 to the March 31, 1999 balance of $144,000.

      Management attributes the changes in total assets at March 31, 1999 as compared to March 31, 1998 (an overall increase of $1,724,346) principally to the following:

      (i) an increase in the amount of $1,027,903 in Property, Plant and Equipment from the March 31, 1998 balance of $955,403 to the March 31, 1999 balance of $1,983,306;

      (ii) an increase in the amount of $530,113 in Prepaid Expenses from the March 31, 1998 balance of $1,558 to the March 31, 1999 balance of $531,671; and

      (iii) an increase in the amount of $483,389 in Notes Receivable from the March 31, 1998 balance of $39,729 to the March 31, 1999 balance of $523,118.

      As at March 31, 1999, the Company had total liabilities of $3,137,007, reflecting an decrease of $223,581 over total liabilities of $3,360,588 at June 30, 1998 (the end of the last fiscal year), and an increase of $44,630 over total liabilities of $3,092,377 on March 31, 1998. The changes in total liabilities at March 31, 1998 as compared to March 31, 1999, were primarily attributable to events which occurred during the nine months ended March 31, 1999. Management attributes the changes in total liabilities at March 31, 1999 when compared to June 30, 1998 (an overall decrease of $223,581), principally to the following:

      (i) a decrease in the amount of $407,926 in Notes Payable from the June 30, 1998 balance of $407,926 to the March 31, 1999 balance of $0;

      (ii) a decrease in the amount of $100,000 in Convertible Subordinated Debentures from the June 30, 1998 balance of $1,035,000 to the March 31, 1999 balance of $935,000, resulting from the conversion of certain of such debentures into equity;

      (iii) an increase in the amount of $82,082 in Accrued Liabilities from the June 30, 1998 balance of $1,274,150 to the March 31, 1999 balance of $1,356,232;

      (iv) an increase in the amount of $93,516 in Loans Payable from the June 30, 1998 balance of $0 to the March 31, 1999 balance of $93,516; and

      (v) an increase in the amount of $89,745 in Long Term Debt from the June 30, 1998 balance of $465,894 to the March 31, 1999 balance of $555,639.

      The changes in Deposits Payable in the Current Liabilities section of the Balance Sheet and similarly in the Other Liabilities section of the Balance Sheet represents a reclassification only and reflects the fact that these deposits will not be realized within the next twelve months.

      Reflecting the foregoing, the financial statements indicate that as at March 31, 1999, the Company had a working capital surplus (current assets minus current liabilities) of $310,468, reflecting a decrease of $62,730 over working capital of $373,198 at June 30, 1998, and an increase of $1,717,296 over working capital at March 31, 1998, when the Company had a working capital deficit of ($1,406,828). Almost all of the changes in net working capital at March 31, 1999 when compared to March 31, 1998 are attributable to the three month period ended June 30, 1998. The primary causes of the aggregate increase in net working capital at March 31, 1998 when compared to net working capital at June 30, 1998 were:

      (i) an increase in the current portion of Prepaid Expenses in the amount of $616,708 from the March 31, 1998 balance of $1,558 to the June 30, 1998 balance of $618,266. As at June 30, 1998, the current portion of Prepaid Expenses related almost entirely to prepaid consulting agreements, compensation under which consisted of the issuance of stock and stock options. An additional amount of
            $445,667 relating to such prepaid consulting agreements, was included in Other Assets at June 30, 1998;

      (ii) a decrease in Loans Payable in the amount of $479,138 from the March 31, 1998 balance of $479,138 to the zero balance as at June 30, 1998; and

      (iii) an increase in Notes Receivable in the amount of $186,240 from the March 31, 1998 balance of $39,729 to the June 30, 1998 balance of $225,969.

 Results of Operations

      The Company had no income from operations during Fiscal 1997; It generated $880,000 in revenues during fiscal 1998 from the sale of the single front-end module and certain air-plant equipment of the First Production Model of the TCS-1 Plant. During the nine-month period ended March 31, 1999, it received revenues of $300,000 from the sale of a single fracturing mill and a cooling tower of the First Production Model. The Company is presently manufacturing molded rubber welcome mats under a contract with IM2 Merchandising and Manufacturing, Inc. ("IM2"), in Quebec. Pursuant to the IM2/Tirex Agreement, the Company acts as IM2's exclusive supplier of rubber welcome mats and related products molded out of rubber crumb ("IM2 Products"). Under the minimum sales goals set by IM2, the Company could anticipate generating approximately $19,800,000 in revenues over the next five years, with approximately $1,100,000 of such amount generated during the next twelve months. However, initial orders from IM2 are currently exceeding first-year contract minimums resulting in the Company now anticipating sales of over one million mats during the next twelve months, with anticipated revenues of approximately $3.15 per mat, which could bring revenues during the next twelve months to approximately $3,150,000, with projected first-year earnings under the IM2 contract of $1,400,000. However, unless and until the Company successfully develops and commences TCS-1 Plant manufacturing and sales operations and/or expands its rubber mat molding operations, it will continue to generate limited revenues from operations.
Except for the foregoing, the Company has never engaged in any significant business activities.

      The financial statements which are included in this Report reflect total operating expenses of $701,927 and $3,103,387, respectively, for the three and nine-month periods ended March 31, 1999. These amounts reflect a decrease of $337,652 from the analogous three month period ended March 31, 1998 when total operating expenses were $1,039,579 and an increase of $794,308 over the analogous nine month period ended March 31, 1998 when total operating expenses amounted to $2,309,079.

      With respect to the variations in total operating expenses for the nine-month periods ended March 31, 1998 and 1999, depreciation and amortization, particularly amortization of prepaid consulting fees, was a major factor. For the three and nine-month periods ended March 31, 1999, depreciation and amortization amounted to $190,719 and $508,006 respectively, versus zero and $4,786 for the analogous periods in 1998, providing increases of $190,719 and $503,220 respectively. Salaries and professional fees amounted to $224,366 and $1,354,558 for the three and nine-month periods ended March 31, 1999 versus the analogous three and nine-month periods for 1998 when these figures amounted to $273,366 and $790,591 respectively, thus showing a decrease for the three-month period ended March 31, 1999 in the amount of $49,000 but an increase for the nine-month period ended March 31, 1999 in the amount of $563,967. Consulting fees and signing bonuses for the three-month period ended March 31, 1999 amounted to $242,497 versus $9,385 for the analogous period ended March 31, 1998, reflecting an increase of $233,112. For the nine-month period ended March 31, 1999, consulting fees and signing bonuses amounted to

$672,276 versus $79,571 for the nine-month period ended March 31, 1998, reflecting an increase of $592,705.

      From inception (July 15, 1987) through March 31, 1999, the Company has incurred a cumulative net loss of $12,985,546, $2,934,063 of which was incurred during the nine months ended March 31, 1999. Approximately $1,057,356 of such cumulative net loss was incurred, prior to the inception of the Company's present business plan, in connection with the Company's discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced its proposed health care operations and therefore, generated no revenues therefrom.

                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings

      The Company is the defendant in an action, commenced on February 18, 1999, in the Orange County Superior Court, State of North Carolina, entitled "Laura Gabiger vs. The Tirex Corporation". This action arises out of a consulting agreement, dated June 18, 1997, between the Company and Dr. Laura Gabiger (the "Gabiger Agreement"). The Gabiger Agreement provided for a term of three years, commencing on July 1, 1997, and compensation at the annual rate of $96,000 during the first two years and at an annual rate of $58,000 during the third year. The Agreement provided further that thirty percent (30%) of such compensation would be paid in cash and seventy percent (70%) would be paid in shares of the Company's common stock. On July 7, 1997, the Company issued to Dr. Gabiger 263,529 shares of its common stock, which covered the Company's stock compensation obligations for the entire first year of the Gabiger Agreement. In addition, between October 1997 and June 1998, the Company paid Dr. Gabiger a total of $28,800, representing the full amount of cash compensation due to her for that period.

      The complaint alleges that the Company breached its consulting agreement with Ms. Gabiger by failing to pay compensation due thereunder and seeks damages in the amount of $221,202, with interest from the date of the alleged breached on June 8, 1998 plus legal costs. On April 21, 1999, the Company filed an answer and counterclaim denying the plaintiff's claims of breach of contract and counterclaiming for fraud, breach of contract, and unjust enrichment on the part of Ms. Gabiger. The Company's counterclaims are based upon its allegations that Ms. Gabiger induced the Company to enter into the consulting agreement by falsely representing that she had expertise and experience in researching and securing governmental support in the form of grants and other public programs to finance certain specified activities of the Company, that she utterly failed to perform any of her duties under the consulting agreement in accordance with her representations, and that she was, therefore, unjustly enriched in the amount of $28,800 in cash and 263,529 shares of the Company's common stock. The Company's counterclaim seeks relief consisting of: (i) compensatory damages in the amount of $28,800 and cancellation of the stock certificate issued to plaintiff; (ii) a declaratory judgment that the consulting agreement is of no force and effect;
(iii) punitive damages; and (iv) interest and legal costs.

      On April 21, 1999 the Company removed this case to the Federal District Court by filing a Notice of Removal. During the first week of May 1999, plaintiff filed a motion to remand back to State court in North Carolina. This motion is presently pending and the Company will resist it vigorously. It is the Company's position that this case is completely without merit and the Company intends to vigorously defend it and to pursue its counterclaims for the return of monies and stock paid to Ms. Gabiger in advance.

      The Company is unaware of any other pending or threatened material legal proceedings to which Company is a party or of which any of its assets is the subject. No director, officer, or affiliate of the Company, or any associate of any of them, is a party to or has a material interest in any proceeding adverse to the Company.

Item 2 - Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

      During the fiscal quarter ended March 31, 1999, the Company made the following sales of its common stock, $.001 par value, per share ("Common Stock") without registration under the Securities Act of 1933, as amended (the "Securities Act"). The following sets forth information respecting the dates, purchasers, and consideration involved in such sales and the bases for the Company's claim that all such sales were exempt from the registration provisions of Section 5 of the Securities Act by reason of Section 4(2) thereof.

Sales to Executive Officers, Legal Counsel and Employees in Respect of Services Rendered, Unreimbursed Expenses and Employment Agreements

      During the quarter ended March 31, 1999, the Company authorized the following stock issuances to its executive officers, legal counsel, and employees in consideration of unpaid salaries, services rendered, and/or unreimbursed expenses, due and owing to them under or in connection with their respective employment agreements with the Company:

      1. On March 30, 1999, in consideration of unpaid executive services rendered to, and unreimbursed expenditures made for and on behalf of, the Company during the five and one-half month period ended March 15, 1999, the Company authorized the issuance of an aggregate of 3,495,473 shares to five of its executive officers and its in-house corporate counsel at a per share price of approximately $.0882083. $.0882083 represents 50% of the average of the bid and ask price for the Company's common stock, as traded in the over-the-counter market and reported in the electronic bulletin board of the NASD, during the said five and one-half month period. The following table sets forth the number of shares issued to each of the identified parties with respect to such five and one-half month period and the basis therefor:

                              Amount of Unpaid
                              Salary and Unreimbursed            No. Of
Employee                      Expenses Owed                      Shares Issued
--------                      -------------                      -------------
Terence C. Byrne              US $ 75,685                        858,030

Louis V. Muro                 US $ 36,843                        417,676

John L. Threshie, Jr.         US $3,027                           34,320

Louis Sanzaro                 US $80,711(1)                      914,259

Frances Katz Levine           US $85,575(2)                      970,143

Jean Frechette                US $26,555                         301,045

      2. On March 30, 1999, in consideration of unpaid executive services rendered to the Company during the two and one-half month period ended March 15, 1999, the Company authorized the issuance of 201,145 shares of its common stock to Michael Ash, the Company's secretary, treasurer and chief financial officer at a per share price of approximately .0978263, representing 50% of the average of the bid and ask price for the Company's common stock, as traded in the over-the-counter market and reported in the electronic bulletin board of the NASD, during the said two and one-half month period. The 201,145 shares were issued with respect to $26,042 in unpaid salary.

      3. During the period May 1998 through November 1998 and the period December 1998 through February 5, 1999 Ocean Utility Contracting Inc. ("Ocean"), a corporation controlled by Louis Sanzaro, incurred certain reimbursable expenses on behalf of the Company in the respective amounts of $28,072.17 and $19,293.73 or $47,365.90 on an aggregated basis. In connection therewith, Ocean agreed to accept, in lieu of cash reimbursement, unregistered shares of the Company's common stock valued at 50% of the average bid and ask prices of such common stock on the dates on which the respective invoices were submitted. The average bid and ask price of this corporation's common stock as at December 15, 1998 and February 16, 1999 were $.335 and $.17875, 50% of which is $.1675 and
$.089375 respectively. Consequently, on March 31, 1999, the Company authorized the issuance of 167,595 shares and 215,874 shares,
--------------
    (1) Includes $503 of documented, unreimbursed cash disbursements.

    (2) Includes $36,825 of documented, unreimbursed cash disbursements.

respectively, or an aggregate of 383,469 shares to Louis Sanzaro, the assignee of Ocean.

      4. On March 25, 1999 the Company authorized the issuance of an aggregate of 143,561 shares of its common stock to John Carr, a former employee of the Company's subsidiary, Tirex Canada R&D Inc. ("Tirex R&D") with respect to compensation owed to Mr. Carr pursuant to his June 17, 1998 employment agreement with Tirex R&D. 100,000 of such shares represented a signing bonus under the employment agreement. The balance of 43,561 shares were issued with respect to $6,643 owed to Mr. Carr under the employment agreement. These 43,561 were issued at a price of approximately $.1525 per share, which represents the average of the bid and ask price for the Company's common stock as at March 22, 1999.

      5. As of February 26, 1999 the Company authorized the issuance of 1,000,000 shares of its common stock to Michael Ash, the Company's secretary, treasurer and chief financial officer. These shares were issued to Mr. Ash as a singing bonus under his January 4, 1999 employment agreement with the Company.

      6. On February 17, 1999 the Company authorized the issuance of 146,296 shares of its common stock to Scott Rapfogel, the Company's Assistant U.S. Corporate and Securities Counsel, in lieu of $12,500 in salary due to him under his employment agreement with the Company. Pursuant to the terms of such employment agreement, the shares were valued at 50% of the average high ask and low bid price of the Company's stock during the five month period ended December 31, 1998 or $.0854434 per share.

      7. On March 31, 1999 the Company authorized the issuance of 500,000 shares of its common stock to Scott Rapfogel, its Assistant U.S. Corporate and Securities Counsel as a bonus. Such issuance was made to Mr. Rapfogel in recognition of his valuable services to the Company and in recognition that the salary being paid to him pursuant to his employment agreement is not of an amount commensurate with that of an attorney with his level of expertise and experience.

      8. On March 31, 1999 the Company authorized the issuance of 649,576 shares of its common stock to Alan Crossley, the Company's Director of European Market Development with respect to approximately 60,751 remaining due to Mr. Crossley, pursuant to his employment agreement with the Company, for the period July 1, 1998 through March 31, 1998 in connection with salary and unreimbursed expenses. The shares issued were valued at 50% of the average of the bid and ask prices for the Company's common stock during the period when such salary was earned and such expenses were incurred. Accordingly, the effective sale price was $.0935241 per share.

Issuance of Stock for Consulting Services

      On March 31, 1999 the Company authorized the issuance of 58,818 shares, 132, 335 shares, and 144,050 shares to Hydroco Inc. ("Hydroco") (including assignees thereof), 3003892 Canada Inc. ("3003892 Canada"), and Michael Dublois Consultants Inc. ("MDCI"), respectively, in connection with various consulting services provided to the Company by each of such entities. The issuance to Hydroco was made in consideration of Hydroco's agreement to convert $6,470 owed to it by the Company into shares of the Company's common stock valued at the negotiated price of $.11 per share. The issuance to 3003892 Canada was made in consideration of 3003892 Canada's agreement to convert $18,196 owed to it by the Company into shares of the Company's common stock valued at $.1375 per share. Such price represents the average of the bid and ask price for the Company's common stock on September 23, 1998, the date upon which 3003892 Canada first invoiced the Company for the services giving rise to the debt. The issuance to MDCI was made in consideration of MDCI's agreement to convert $17,286 owed to it by the Company into shares of the Company's common stock valued at $.12 per share. Such price represents the average of the bid and ask price for the Company's common stock on November 10, 1998, the date upon which MDCI first invoiced the Company for services giving rise to the debt.

Issuance of Stock for Amendment of Agreement and Partial Waiver of License Fee

      On March 31, 1999, the Company authorized the issuance of 88,235 shares to David Sinclair, as assignee of IM2 Merchandising & Manufacturing Inc. in consideration for IM2's agreement to amend a certain Exclusive Dealings Agreement, of December 1998, between IM2 and the Company to, among other things, waive: (i) certain manufacturing capacity deadlines which the Company would otherwise have been obligated to meet; and (ii) the payment of the Cdn $17,000 balance of a license fee payable under such agreement. The number of shares issued represents the negotiated price of US $15,000 paid by the Company for the aforesaid amendment and waiver of the Cdn $17,000 payable to IM2. The shares issued in lieu of payment of US $15,000 in cash were valued at $.17 per share, which reflected the average of the bid and ask prices of the Company's common stock on March 24, 1999.

Issuance of Stock for Legal Office Rent

      On March 31, 1999, the Company authorized the issuance of 137,215 shares of its common stock to Frances Katz Levine, the Company's U.S. Corporate and Securities Counsel, in lieu of $12,000 owed to Ms. Levine for office rent with respect to the period October 1, 1998 through March 31, 1999. The shares were valued at 50% of the average of the ask and bid prices of the Company's common stock during the period the office rental fees were payable ($.1749078 per share, 50% of which is $.0874539). Effective as of October 1, 1998, the Company entered into a rental fee agreement with Ms. Levine which provided for a rental fee in the amount of $2,000 per month for: (i) the full-time, exclusive use of two offices which serve exclusively as offices for the Company's in-house counsel and two part-time secretaries; and (ii) the part-time use of other space for record storage and conference room purposes. From January of 1995 until October 1, 1998, Ms. Levine had provided these facilities and all utilities, free of charge to the Company.

Issuance of Stock in Connection with Debenture Conversion

      On March 31, 1999, the Company authorized the issuance of an aggregate of 561,235 shares of its common stock to Mark Bruce, the holder of two Convertible Type B Debentures in the aggregate principal amount of $100,000. 225,000 of such shares were issued to Al Pietrangelo, an assignee of Mr. Bruce. In accordance with the terms of the Debenture, the $100,000 principal amount of the Debentures and the $12,247 in interest due on the Debentures, through the date of conversion, were converted into shares of the Company's common stock valued at $.20 per share.

Issuance in Respect of Conversion of Debt to Equity

      On March 31, 1999, the Company authorized the issuance of 677,966 shares of its common stock to Bartholomew International Investments Ltd. ("BIIL"), a corporation owned by the Bartholomew Trust. Terence C. Byrne, Registrant's chairman and chief executive officer, and his spouse are the beneficiaries under the Bartholomew Trust. These shares were issued in consideration for the conversion of US$50,000 owed to Mr. Byrne in connection with a $50,000 March 4, 1999 loan by Mr. Byrne to enable the Company to purchase certain flocking equipment required by the Company for its molding operations. The terms of the conversion required Mr. Byrne to forego any interest on, and repayment in cash of, the aforesaid debt and to accept in full satisfaction thereof, unregistered shares of the Company's common stock valued at fifty percent (50%) of the average of the high ask and low bid prices of such stock, as traded in the over-the-counter market and quoted in the OTC Electronic Bulletin Board on the conversion date. Pursuant to the foregoing, these shares were valued at 50% of the average of the closing bid and ask price for the Company's common stock on March 29, 1999, (50% of $.1475 or $.07325 per share).

Basis for Section 4(2) Exemption Claimed

      With respect to all sales and other issuances of securities as hereinabove described, which the Company claims to have been exempt from the registration requirements of Section 5 of the Securities Act by reason of Section 4(2) thereof :

      (i)   The  Company  did not  engage  in  general  advertising  or  general
            solicitation  and  paid  no  commission  or  similar   remuneration,
            directly or indirectly, with respect to such transactions.

      (ii) The persons who acquired these securities were current or former executive officers, directors, employees, or consultants, all of whom are sophisticated investors; Such persons had continuing access to all relevant information concerning the Company and/or have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of such investment and are able to bear the economic risk thereof.

      (iii) The persons who acquired these securities advised the Company that the Shares were purchased for investment and without a view to their resale or distribution unless subsequently registered and acknowledged that they were aware of the restrictions on resale of the Shares absent subsequent registration and that an appropriate legend would be placed on the certificates evidencing the Shares reciting the absence of their registration under the Securities Act and referring to the restrictions on their transferability and resale.

Item 3 - Defaults Upon Senior Securities

During the period January 7, 1998 through May 11, 1998, the Company issued an aggregate of $535,000 of convertible, subordinated debentures bearing interest at the rate of 10% which are due two (2) years from their respective dates of issuance. As at March 31, 1999, $100,000 of these debentures had been converted into shares of the Company's common stock. Interest on the outstanding principal amount of the debentures is due and payable semi-annually commencing six months from the issuance date of such debentures. As at March 31, 1999, the Company was in arrears on interest payments accrued on these debentures since their issuances, in the aggregate amount of $39,000, and intends to pay all such interest as soon as the resources therefor are available.

Item 6 - Exhibits and Reports on Form 8-K

      (a) No Exhibits are being filed herewith:

      (b) One Current Report on Forms 8-K was filed during the quarter ended March 31, 1998. Such Current Report, dated March 17, 1999, reported, under Item 5 thereof, on an agreement in principle, by the Company to acquire 80.6% of Les Caoutchoucs Enviromax Inc. a/k/a Enviromax Rubber Inc., a manufacturer of rubber products molded out of recycled rubber.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE TIREX CORPORATION

Date: May 18, 1999                    By     /s/ Terence C. Byrne
                                        -------------------------
                                         Terence C. Byrne, Chairman of
                                         the Board of Directors
                                         and Chief Executive Officer

Date: May 18, 1999                    By     /s/ Michael Ash
                                        --------------------
                                         Michael Ash, Treasurer and
                                         Chief Accounting and Financial Officer