Form 10KSB
period 1999-06-30
TIREX CORP
filed 1999-12-06
CIK 823072

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended June 30, 1999

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from          to
                                       ----------  ----------

                       COMMISSION FILE NUMBER 33-17598-NY

                              THE TIREX CORPORATION
                 (Name of Small Business Issuer in Its Charter)

               DELAWARE                                   22-3282985
    (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                  Identification No.)

           3828 ST. PATRICK
           MONTREAL, QUEBEC                                H4E 1A4
(Address of Principal Executive Offices)                  (Zip Code)

                                 (514) 933-2518
                (Issuer's Telephone Number, Including Area Code)

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

                                      NONE

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

                                    $390,848
               (Issuer's revenues for its most recent fiscal year)

                      $11,828,153 (as of November 15, 1999)
                  (Aggregate market value of the voting stock
                     held by non-affiliates of the Issuer)

                      118,481,528 (as of November 18, 1999)
 (Number of shares outstanding of each of the Issuer's classes of common stock,

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

                 Registration statement on Form S-18, as amended
                              File No. 33-17598-NY

                 Registration statement on Form SB-2, as amended
                               File No. 333-53255

                 Annual Report on Form 10-K of the Company for
                        the year ended December 31, 1988

                 Transition Report on Form 10-K of the Company
                            for the transition period
                      January 1, 1989 through June 30, 1989

                 Annual Reports on Form 10-K of the Company for
                            the years ended June 30,
                       1989, 1990, 1991, 1992, 1993, 1994

                 Annual Report of Form 10-KSB of the Company for the years ended June 30, 1995, 1996, 1997, and 1998

                 Quarterly  Reports on Form 10-QSB of the Company
          for the quarters ended September 30, 1998, December 31, 1998 and March 31, 1999

                 Current  Reports on Form 8-K of the  Company
           Dated September 14, 1998, March 17, 1999, May 18, 1999 and
                                  May 24, 1999

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

         The Tirex Corporation (hereinafter, the "Company" or "Tirex") is engaged in the early stages of the business of manufacturing, selling, and leasing a patented "turn key" cryogenic tire recycling system (the "TCS-1 Plant") designed and developed by Tirex, which breaks down used tires into cleanly separated and re-saleable rubber crumb, steel wire, and fiber (see "Existing and Proposed Businesses - Equipment Manufacturing"). The Company was incorporated in Delaware on August 19, 1987 under the name "Concord Enterprises, Inc." Its name was changed to "Stopwatch Inc." on June 20, 19891 and to "Tirex America Inc." on March 10, 1993. On July 11, 1997, in order to encompass the current and projected international scope of its operations, the Company's name was changed to "The Tirex Corporation". The Company, does business directly, and indirectly through its Canadian subsidiaries, The Tirex Corporation Canada Inc. and Tirex Canada R&D, Inc. (formerly, 3143619 Canada Inc., and formerly known as "Tirex Canada Inc.").

         Since the beginning of 1993, the Company has devoted the bulk of its efforts to completing the design and development, and commencing the manufacture, of the TCS-1 Plant and raising the financing required for such project. All major components of the TCS-1 Plant were successfully tested and were operational on a non-continuous running basis by May 1998, with approximately 85% of the TCS-1 Plant components meeting all of Tirex's specifications. In December 1998, the Company began successfully operating the first fully integrated TCS-1 Plant on a continuous-running basis for scheduled periods of up to four hours, at 50% of capacity with one of its two freezing towers and fracturing mills. This allows the TCS-1 Plant to process only the tread portion of the tires. In the fourth quarter of fiscal 1999 the Company started the construction of the second freezing tower and the second disintegrator unit. However, problems were identified in the course of long-term testing of the first freezing tower with respect to its internal materials conveying system, and construction of the second tower was halted pending resolution of the identified problems. The Company believes that it has found appropriate solutions to the identified problems and construction of the redesigned freezing tower is expected to commence in October of 1999.

         At the beginning of 1999, the Company began the process of putting into place the production capacity for producing welcome mats using recycled rubber crumb of the kind which the TCS-1 would produce. Entering this new business segment was expected to be profitable based on the estimated costing of the rubber crumb. In addition, entering this segment was considered strategically useful to demonstrate to possible buyers of TCS-1 systems that there was a use and market for the rubber crumb. The Company's initial operations in this segment were conducted pursuant to an agreement (the "IM2/Tirex Agreement") with IM2 Merchandising and Manufacturing, Inc. ("IM2"), in Quebec. Pursuant to the IM2/Tirex Agreement, the Company acted as IM2's exclusive supplier of rubber welcome mats and related products molded out of rubber crumb ("IM2 Products"). Shipments of limited quantities of mats commenced at the beginning of April 1999. These mats were produced using recycled rubber crumb purchased from other companies because the TCS-1 could not, at that time, produce sufficient quantities of rubber crumb to meet the requirement. Furthermore, technical difficulties in the freezing tower section of the TCS-1 were identified during the fourth quarter of fiscal 1999 which further reduced the availability of TCS-1 rubber crumb. The price difference between externally purchased rubber crumb and the forecast cost to the Company of TCS-1 produced crumb, taking into account tire recycling subsidies available from the Government of Quebec, was and remains very substantial, and makes the difference between being profitable and unprofitable on mat production at the prices the Company was able to obtain for such mats. In addition, it became apparent in June and July of 1999 that

---------------------
     1 FOR A DISCUSSION OF THE MERGER WITH STOPWATCH, THE HEALTHCARE BUSINESS WHICH WAS INTENDED, BUT WHICH NEVER COMMENCED BY STOPWATCH, AND THE REASONS FOR THE TERMINATION OF THE STOPWATCH BUSINESS PLAN, REFERENCE IS MADE TO ITEM 1 OF REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1988, ITS TRANSITION REPORT ON FORM 10-K FOR THE TRANSITION PERIOD ENDED JUNE 30, 1989, AND ITS ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 1995.

capital asset requirements and the financial and human resources being consumed by the mat production operation were impeding progress on the completion of the TCS-1 which was and remains the primary focus of the Company. In August 1999, the Company began negotiations for the sale of the mat production assets and the majority of the inventory to IM2. This divestiture was announced on September 7, 1999. As of November 15, 1999, the sale of these assets to IM2 had not been completed and the Company cannot provide any assurances at this time that the sale will, in fact, be completed. Pursuant to this divestiture, the Company will continue with its primary points of focus, these being the manufacture and sale of TCS-1 tire Disintegration Systems and the development of rubber-thermoplastic compounds.

         The Company's wholly-owned subsidiary, The Tirex Corporation Canada Inc. ("TCCI") was formed on June 1, 1998, and on June 3, 1998, 3143619 Canada Inc.'s name was changed to Tirex Canada R & D Inc. (hereinafter referred to as "Tirex R&D"). The purpose of these changes was to transfer all business activities, except those which constitute research and development activities exclusively, from Tirex R&D to TCCI. On April 22, 1998 the Company formed another wholly owned Canadian subsidiary now known as Tirex Advanced Products Quebec, Inc. ("TAP"). This subsidiary is presently dormant. However, the Company may, in the future, transact finished product manufacturing activities through TAP. The Company also has another dormant, wholly owned subsidiary, formed under the laws of the State of Delaware, Tirex Acquisition Corp. ("TAC"), for which the Company has no present plans.2 The Company's principal executive offices are located at 3828 St. Patrick Street, Montreal, Quebec H4E 1A4, Canada, and its telephone number is (514) 933-2518 and its Internet address is tirexcorp@aol.com.

         Although the Company has generated limited revenues from operations, it is still in the development stage. The Company began taking orders for TCS-1 Plants in October of 1995 and, to date, has taken orders on a total of fifteen Plants from five customers, two of which have given refundable deposits of $25,000 on one Plant each and one of which has given refundable deposits of $25,000 on each of five Plants. Parts of one of the foregoing Plants (the "First Production Model") have been delivered and the Company has received a total of $880,000 in payment thereof. In December 1998, the Company entered into sale and lease-back arrangements for other portions of the First Production Model, pursuant to which it received a total of $300,000 (see, below, "Sale and Lease-Back Transactions"). All undelivered orders are subject to change by reason of several factors, including possible cancellation of orders, changes in terms of the contracts, and other factors beyond the Company's control and should not be relied upon as being necessarily indicative of the Company's future revenues or profits. The ultimate consummation of each sale contemplated by such orders will be entirely dependent upon the TCS-1 Plant's meeting performance expectations, each customer's obtaining lease, or other financing for the purchased portions of the TCS-1 Plant (as well as all required permits and licenses to operate a system) and the Company's obtaining sufficient production financing and capacity to meet delivery requirements. The Company intends to retain ownership rights to the portions of the First Production Model, not included in the portions sold for the $880,000 noted above, and to use the entire First Production Model in the first Tirex Advanced Product Plant, to be located in the Company's Montreal facility (see "Existing and Proposed Business - Proposed TCS-1 Plant Operations: Sales of Rubber Crumb"), "Sales and Marketing - Agreements with Oceans Tire Recycling and Processing Co., Inc.", and "Backlog"). With respect to the commercial manufacture of TCS-1 Plants, the Company has located and entered into written and oral agreements with various engineering and manufacturing subcontractors and component suppliers, which Management believes will give the Company sufficient production capacity to meet all current and projected orders for TCS-1 Plants, as required, commencing in or about November 1999. At present, the Company has no scheduled delivery date obligations in connection with any orders it has received to date.

---------------------
     2 UNLESS THE CONTEXT REQUIRES OTHERWISE, REFERENCES HEREINAFTER TO THE "COMPANY" INCLUDE THE TIREX CORPORATION AND ITS SUBSIDIARIES, TCCI, TIREX R&D, TAP AND TAC, COLLECTIVELY.

         Absent any reference to "Canadian", "Cdn", or any other variant thereof, all dollar amounts shown throughout this Report are in United States dollars. Whenever any dollar amount has been translated from Canadian dollars into United States dollars or vice-versa, the exchange rate used was one Canadian dollar (Cdn $1.00) for every United States seventy cents (US$0.70). This was the approximate average exchange rate in effect during the course of the fiscal year ended June 30, 1999. As of noon on October 1, 1999 the applicable international currency market the quoted exchange rate was one Canadian dollar (Cdn$1.00) for every United States sixty-seven and ninety-two-six one hundredths cents (US$0.6792)


SALE AND LEASE-BACK TRANSACTIONS

         On December 16, 1998, the Company entered into two sale and lease-back transactions by and among the Company, Northshore Leasing & Funding Inc. ("NLFI"), and Ocean Utility Contracting, Inc. ("OUCI"). Such transactions consisted of the Company's sales to NLFI of the single fracturing mill and the single freezing tower, which are components of the TCS-1 Plant installed at the Company's Montreal facility and the lease back of such components to OUCI. The Company received an aggregate of $300,000 by way of the purchase price for the two components. The Company and OUCI have agreed that all of OUCI's rights under the leases will be assigned to the Company and the Company will assume all of OUCI's liabilities thereunder. Both leases are for a sixty-month period commencing on December 15, 1998, with monthly lease payments of $3,499.20 required under each of the two leases. Both leases also provide that at the end of the lease term, the lessee will have the right to purchase the leased equipment for $1.00. Such right to purchase will be included in OUCI's assignment to the Company of its rights under the leases.

MATERIAL FINANCING ACTIVITIES

THE TYPE A PRIVATE PLACEMENT

         Between November 5, 1997 and May 11, 1998, the Company offered to sell (the "Type A Private Placement") through H.J. Meyers & Co., Inc., as placement agent (the "Placement Agent"), 28 Units, (the "Type A Units") at a price of $25,000 per Unit, each Type A Unit consisting of one 10% Convertible
Subordinated Debenture in the principal amount of $25,000 (the "Type A Debentures") and 100,000 warrants (the "Type A Warrants") to purchase a like number of shares of the common stock of the Company (the "Type A Warrant Shares"). The Type A Private Placement was terminated by the Company and the Placement Agent on May 11, 1998 following the sale on April 9, 1998 of twenty Type A Units to two purchasers, yielding gross proceeds of $500,000 and net proceeds of $433,500 after payment of the Placement Agent's $10% commission, 3% nonaccountable expense allowance, and an escrow agent's fee of $1,500. The Type A Private Placement was effected in reliance upon the availability of an exemption from the registration provisions of the Securities Act by virtue of compliance with the provisions of Section 4(2) of the Act of 1933, as amended (the "Act") and Rule 506 of Regulation D thereof ("Rule 506"). The Type A Units were offered and sold to a limited number of sophisticated investors who, the Company believed, understood and were economically capable of accepting the risks associated with a speculative investment, including the complete loss of such investment, and who are "Accredited Investors" within the meaning prescribed by Regulation D and Rule 501 of the Act.

         The 1,000,000 outstanding Type A Warrants (as of September 17, 1999) are exercisable at a price of $.001 per share. Through March 10, 1999, the principal amount of the Type A Debentures and all interest due thereon were convertible into common stock at a conversion ratio of 67.5% of the closing bid price of the Company's common stock, as traded in the over-the-counter ("OTC") market and quoted in the OTC Electronic Bulletin Board of the NASD, on the trading date immediately preceding the date of the Company's receipt of a notice of conversion from a holder of the Type A Debentures (the "Market Price"). As of June 11, 1999, the conversion rate will decrease, on a monthly basis at a rate of 1.5% per month, until such date, when it will stabilize at 61.5% of the Market Price. There is no minimum conversion price. The Type A Debentures, as amended, are due and payable on December 31, 1999 (the "Maturity Date") and are redeemable upon the request of a holder at any time after the Maturity Date at 125% of the principal amount plus all accrued, unpaid interest on the principal amount.

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

MERGER WITH RPM INCORPORATED AND THE TYPE B PRIVATE PLACEMENT

         On January 7, 1998, The Company issued a total of 3,305,000 shares of its common stock to thirty-six persons, none of whom had any prior affiliation with the Company. These issuances were made pursuant to the terms of a merger agreement by and among the Company, the Company's wholly-owned subsidiary Tirex Acquisition Corp. ("TAC"), and RPM Incorporated ("RPM") respecting the merger of RPM with and into TAC (the "RPM Merger"). The RPM Merger Agreement was effective on January 7, 1998, concurrent with the closing of a private placement of RPM's securities (the "RPM Private Placement"), in which RPM had offered to sell, on a best efforts 30 Units-or-none basis, up to 85 units of its securities (the "RPM Units"), each such RPM Unit consisting of one 10% Convertible Subordinated Debenture in the principal amount of $10,000 (the "RPM Debentures") and 10,000 shares of the Common Stock of RPM. The closing took place upon the sale of 30.5 RPM Units. All of the net proceeds from the RPM Private Placement ($276,085) remained in RPM when it was merged into TAC, which was the surviving entity. Such proceeds thereby inured to the benefit of the Company. In effecting the RPM Merger, the Company:

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

         Prior to the Merger, RPM and the Company were completely separate entities. However, the RPM Private Placement, the merger, the exchange of RPM common stock for Company common stock, and the subsequent Type B Private Placement by Tirex were at all times contemplated as interdependent transactions and described in the RPM Private Placement Memorandum as such. Thus the contemplated post-merger Type B Private Placement was viewed as being a "continuance" of the RPM Private Placement. The Type B Private Placement differed from the RPM Private Placement only insofar as: (i) in the RPM Private Placement, RPM offered and sold shares of RPM common stock, which were to be exchanged for Company common stock in the merger, while in the post-merger Type B Private Placement, the Company offered and sold shares of Company common stock; and (ii) in the RPM Private Placement, RPM offered and sold RPM debentures, which were to be assumed by the Company in the Merger, while in the Type B Private Placement, the Company offered and sold Company Type B Debentures. Except for the above, the terms of the securities included in the Type B Units were identical to those included in the RPM Units.

         Between January 23, 1998 and May 11, 1998, the Company sold 23 Type B Units, consisting in the aggregate of 230,000 shares of its common stock and twenty-three 10% convertible Debentures, each in the principal amount of $10,000, to 21 private investors, who had no prior affiliation with the Company.

         All of the Type B  Debentures  and the RPM  Debentures,  which had been issued by the Company (referred to collectively, hereinafter as the "Type B Debentures"), provide for: (i) the registration of the shares (the "Type B Conversion Shares") issuable upon the conversion of the Type B Debentures; and
(ii) restrictions on the transfer of the Type B Conversion Shares until the first to occur of: (a) six months from the effective date of the Registration Statement, or (b) one year from the date of the issuance of the Type B Debentures. The Type B Debentures are convertible at a ratio of one share for every $0.20 of the principal amount of the Debenture plus interest earned thereon from the date of issuance. The principal amounts of the Type B Debentures are due and payable on the first to occur of: (i) two years from the issue date or (ii) the completion and closing of a public offering of its securities by the Company. The Type B Debentures bear interest at the annual rate of 10% from the date of issuance (the "Issuance Date"), payable semi-annually, commencing six months from the Issuance Date. The company is presently in default on interest payments due on the Type B Debentures. As of February 16, 1999, the Company had not received any demands for interest payments from any of the holders of the Type B Debentures. The Company intends to pay all interest due and payable as soon as the funds required to do so are available.

         The shares of the Company's common stock issuable pursuant to the conversion of the Type B Debentures, are being included in the Registration Statement.

PRE-PLACEMENT RPM SHARES

         3,000,000 shares (the "Pre-Placement RPM Shares") of the 3,305,000 shares of RPM common stock for which the Company issued Merger Shares, constituted all of the shares of RPM common stock which were issued and outstanding prior to the commencement of the RPM Private Placement. These shares were exchanged for 3,000,000 Merger Shares in consideration of RPM's waiver of certain consulting fees in the amount of $4,000 per month, which accrued prior and subsequent to the Merger pursuant to the terms of a certain five-year consulting agreement, dated June 9, 1997, among RPM, the Company, and Dr. Eugene Stricker and Mr. Mark Schindler who were, prior to the Merger, RPM's principal shareholders, officers, and directors (the "RPM Consulting Agreement"). Pursuant to the RPM Consulting Agreement, Dr. Stricker and Mr. Schindler rendered, and continue to render, consulting services to the Company concerning matters in connection with the operation of the business, equipment financing, corporate acquisitions, mergers and other business combinations, as well as management, corporate planning, marketing, organization and related matters. None of the RPM Shareholders had any prior affiliation with the Company prior to or after the Merger (except insofar as they have become shareholders of the Company as a result of the said Merger). Based upon information provided by the recipients (the RPM Shareholders") of the above described 3,305,000 shares of common stock and advice from the principals of RPM and the opinion of RPM's counsel, all 3,000,000 of the Pre-Placement RPM Shares were acquired by the RPM Shareholders prior to March 31, 1997; all of the RPM Shareholders are "accredited investors" as that term is defined in Rule 501(a) of the Securities Act; all 3,305,000 of the shares of RPM common stock (including the Pre-Placement RPM Shares as well as the RPM Shares sold in the RPM Private Placement) which were exchanged for Merger Shares were acquired in transactions which were exempt from the registration requirements of Section 5 of the Act available under Rule 506 of Regulation D thereof, which would not be integrated, as such term is defined in
Section 502(a) of Regulation D under the Act, with the distribution of the Merger Shares to the RPM Shareholders, so as to render unavailable, for such distribution, the exemption from the registration provisions of the Act under Rule 506 of Regulation D.

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

THE TYPE C PRIVATE PLACEMENT

         On May 11, 1998, the Company completed a private placement (the "Type C Private Placement") made directly by the Company, with all offers and sales made by officers of the Company, of a total of 11,760,000 shares of the Company's common stock (the "Type C Shares") at a price of $.10 per share, yielding proceeds of $1,176,000, prior to deducting nominal incidental expenses incurred in connection with the offering. As was the case with the Type A and Type B Private Placements, the Type C Private Placement was effected in compliance with Rule 506 and the Type C Shares were offered and sold only to a limited number of sophisticated investors who, the Company believes, understood and were economically capable of accepting the risks associated with a speculative investment, including the complete loss of such investment, and who were "Accredited Investors" within the meaning prescribed by Regulation D and Rule 501 of the Act.

         The 11,760,000 Type C Shares which were sold are included in the Company's Registration Statement on Form SB-2. This Statement, however, has not yet been deemed effective.


REGISTRATION STATEMENT

         On May 21, 1998, the Company filed a Registration Statement on Form SB-2 (Registration No. 333-53255) with the Securities and Exchange Commission, for the registration of the resale of certain presently outstanding shares of the Company's common stock and an undetermined number of shares issuable upon the conversion or exercise of certain presently outstanding debentures, options, and warrants. None of the shares included in the Registration Statement are being offered for sale by the Company. As of November 15, 1999, however, this Statement, however, has not been deemed effective.


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


THE TIREX R&D LICENSE

         Tirex R&D holds an exclusive, ten year license from the Company, which expires on July 2, 2005, to design, develop, and manufacture the TCS-1 Plant in North America (the "Primary License"). The terms of the Primary License provide that Tirex R&D may manufacture TCS-1 Plants only upon and pursuant to specific purchase orders issued by The Tirex Corporation and requires that Tirex R&D sell all TCS-1 Plants which it manufactures exclusively to, or as directed by, The Tirex Corporation. To the extent necessary to insure that Tirex R&D's operations are limited to pure research and development activities, Tirex R&D will sublicense the Primary License to TCCI. Unless the context requires otherwise, the terms of the sublicense will be identical to those of the Primary License. To the extent necessary to achieve the aforesaid goals, all other contracts to which Tirex R&D is a party, will be transferred and assigned, in whole or in part, from Tirex R&D to TCCI, The Tirex Corporation, or any other existing or future subsidiary or affiliate of The Tirex Corporation, as management shall determine.

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


TAX INCENTIVES

         Canadian and Quebec tax incentives take the form of deductions and tax credits with respect to eligible research and development expenditures of Tirex R&D. Certain tax credits are called "refundable" because to the extent that the amount of the tax credit exceeds the taxes payable, they are paid over or "refunded" to the taxpayer. Thus such credits function effectively as monetary grants. To qualify for such tax credits, research and development activities must comprise investigation or systematic technological or scientific research conducted through pure or applied research, undertaken to advance science and develop new processes, materials, products or devices or to enhance existing processes, materials, products, or devices.


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

         $500,000 (CANADIAN) REGIONAL DEVELOPMENT LOAN FROM CANADIAN FEDERAL GOVERNMENT. In March of 1996, the Company qualified for an interest-free, unsecured loan (the "FORDQ Loan") in the amount of CA $500,000, (approximately US $350,000) from the Canadian federal government agency, Canada Economic Development for Quebec Regions ("CEDQR"), formerly known as The Federal Office for Regional Development-Quebec (sometimes referred to herein as "FORDQ") under its Industrial Recovery Program for Southwest Montreal, which is administered by CEDQR. The purpose of the government program, under which this loan was made, is to encourage industrial development in Southwest Montreal, where the Company's corporate headquarters and its manufacturing facility are located. In September of 1999, following the period covered by this Report, CEDQR informed the Company that the first Cdn$50,000 loan repayment which had been due as of March 31, 1999 (approximately US$35,000) would be deducted from an additional tax credit claim which the Company had made with respect to the fiscal year which ended June 30, 1998. The outstanding balance of this loan is now thus Cdn$450,000 or approximately US$315,000.


         $75,000 (CANADIAN) GRANT FROM LA SOCIETE RECYCLAGE QUEBECOISE DE RECUPERATION ET DE RECYCLAGE ("RECYC QUEBEC"). In April of 1997, the Company qualified for a grant from Societe Quebecoise de Recuperation et de Recyclage ("Recyc-Quebec"), a self-financed State owned corporation which promotes, develops, and supports the reduction, reuse, recovery, and recycling of containers, packaging materials or products, as well as their transformation, from a resource conservation perspective. Under its mandate, Recyc-Quebec will provide financial aid for tire recycling projects. The purpose of this grant to the Company was to support the design, development, and construction of the first TCS-1 Plant. As of June 30, 1999, the Company had received the entire amount of the grant.


         LOANS FROM THE CANADIAN FEDERAL OFFICE OF REGIONAL DEVELOPMENT - QUEBEC ("FORDQ"). FORDQ's Program for the Development of Quebec's IDEA Program provides loans in amounts of up to 50% of approved expenditures made by the borrower for the purpose of identifying and developing export markets for Canadian products. Under this program, the Company has had its application approved, and or obtained, a total of five loans under this program, as follows:


         (a) On January 16, 1997, the Company qualified for a loan, in an amount equal to 50% of approved expenditures, up to a maximum loan amount of Cdn$20,000 (approximately $14,000 U.S.) for a Market Study respecting the feasibility of marketing TCS-1 Plants in the Iberian Peninsula. Such study (the "Iberian Report") was done by Gapco, Inc., a corporation controlled by Alan Crossley, who thereafter became the Company's Director of European Marketing. As compensation therefor Mr. Crossley received an aggregate of $40,000 Canadian consisting of a combination of cash and stock. The stock portion of such compensation was paid on May 29, 1997 with the issuance of 84,658 shares of the Company's common stock. Mr. Crossley was until February 11, 1999, a director of the Company. In July 1997, Mr. Crossley was appointed as the Company's Managing Director of European Market Development (see "Existing and Proposed Businesses"). The Iberian Report is discussed below in the subtopic "Marketing and Distribution - Combined Segments" under the caption, "Marketing Activities". The Company has received the entire amount of this loan. Repayment of this loan is to be effected as a percentage of sales of TCS-1's in the Iberian peninsula up to a maximum of Cdn$20,000. No repayments have been made to date.

         (b) On April 1, 1997, the Company qualified for a loan, in an amount equal to 50% of approved expenditures, up to a maximum loan amount of $20,000 Canadian (approximately $14,000 U.S.) for a Market Study respecting the feasibility of marketing TCS-1 Plants in India. Such study (the "Indian Report") was done by Gapco, Inc., a corporation controlled by Alan Crossley. As compensation therefor, the Company, paid Mr. Crossley Cdn$40,000. The Company has received the entire amount of this loan. Repayment of this loan is to be effected as a percentage of sales of TCS-1's in India up to a maximum of Cdn$20,000. No repayments have been made to date.

         (c) On July 7, 1997, the Company qualified for a loan, in an amount equal to 50% of approved expenditures, up to a maximum loan amount of $95,000 Canadian (approximately $66,500 U.S.) for market development activities in the United States markets for rubber crumb. The proceeds of this loan were used to pay for research activities respecting the potential market in the United States for TCS-1 Plants and for the rubber crumb that is expected to be produced thereby ("Tirex Rubber Crumb"). The nature and results of these activities are discussed below in the subtopic "Marketing and Distribution - Combined Segments" under the subcaption, "Marketing Activities". The Company has received the entire amount of this loan. Repayment of this loan is to start on June 30, 2001 with a first repayment amount of Cdn$6,333. Subsequent repayments are at annual intervals and in increasing amounts with the final payment scheduled for June 30, 2005 in an amount of Cdn$31,667.

         (d) On June 10, 1997, the Company qualified for a loan, in an amount equal to 50% of approved expenditures, up to a maximum loan amount of $95,000 Canadian (approximately $66,500 U.S.) for Iberian market development activities related to positioning the company to market TCS-1 Plants, rubber crumb, and related products in the Iberian Peninsula. The activities conducted in this regard are discussed below in the subtopic "Marketing and Distribution - Combined Segments" under the subcaption, "Marketing Activities". The Company has received the entire amount of this loan. Repayment of this loan is to be effected as a percentage (1.5%) of sales of TCS-1's in the Iberian peninsula up to a maximum of Cdn$95,000. No repayments have been made to date.

         (e) On March 11, 1998, the Company qualified for a loan, in an amount equal to 50% of approved expenditures, up to a maximum loan amount of Cdn$98,000 (approximately $68,600 U.S.) for international market development activities, which the Company used to explore the feasibility of using rubber crumb in thermoplastic elastomer compounds in the United States and Canada. The activities conducted in this regard are discussed below in the subtopic "Marketing and Distribution - Combined Segments" under the subcaption, "Marketing Activities". The Company has received the entire amount of this loan. Repayment of this loan is to start on June 30, 2001 with a first repayment amount of Cdn$6,533. Subsequent repayments are at annual intervals and in increasing amounts with the final
                  payment   scheduled   for  June  30,  2005  in  an  amount  of
                  Cdn$32,667.

         All of the activities for which the above loans were approved have been completed and the Company has received the funds approved.

TIREX ADVANCED PRODUCTS MANUFACTURING ACTIVITIES

         The Company intends to establish and operate its first proposed Tirex Advanced Products manufacturing activities at its Montreal research and development and assembly facility. It is the intention of the Company that these operations will be conducted, exclusively, or on a joint venture basis with a third party, through the Company's wholly-owned Canadian subsidiary, TCCI (see "Existing and Proposed Businesses - Proposed TCS-1 Plant Operations: Sales of Rubber Crumb)




EQUIPMENT MANUFACTURING

PRODUCT:  THE TCS-1 PLANT

         The TCS-1 Plant comprises a complete, turn-key, environmentally safe, cryogenic tire recycling plant system designed to: (i) disintegrate scrap tires, using substantially less energy than is required by existing ambient methods (WHICH SHRED AND/OR CHOP TIRES AT "AMBIENT" OR NORMAL ROOM TEMPERATURES) or other currently available cryogenic methods (WHICH REDUCE THE TEMPERATURE OF THE MATERIALS FOR AT LEAST A PORTION OF THE PROCESS, BUT WHICH STILL RELY ON CHOPPING AND/OR SHREDDING THE TIRE), and (ii) produce commercially exploitable, high quality, clean rubber crumb and unshredded steel and fiber. All major components of the first full-scale TCS-1 Plant (the "First Production Model") were successfully tested and were operational on a non-continuous running basis by May 1998. In mid-June 1998, the Company initiated the second stage of testing, which consisted of testing all major components and all functions of the First Production Model, individually, on a continuous running basis. Results of second stage tests, as at September, 1998 indicated that approximately 85% of the TCS-1 Plant components met all of the Company's specifications and that modifications were required in certain components in order for the complete Plant to operate fully in accordance with the Company's specifications. Continuous testing of the Plant components also enabled Tirex to identify opportunities to increase the TCS-1 Plant's cost and operating efficiency. The initial modifications were completed subsequent to the period covered by this Report in December of 1998 on a single fracturing mill and a single freezing tower in the First Production Model. Long-term testing of the system commenced during the late third quarter of fiscal 1999 using two-shift operations as the test basis. These long-term tests provided evidence of further required modifications in the freezing tower to ensure problem-free materials movement within the tower. These changes were designed during the summer of 1999 and construction of the second freezing tower, incorporating these changes, was initiated at the beginning of October 1999. Scheduled completion for the modified freezing tower is December 1999. These changes are based on known and proven technologies adapted for the very specific requirements of the TCS-1. For a discussion of the associated costs and financing of the above, reference is made to Item 6 of this Report, "Management's Discussion and Analysis

         The functions and mechanisms of the TCS-1 Plant have been designed for the exclusive purpose of disintegrating automobile and truck tires, which basically consist of the following elements:

         * TWO TYPES OF RUBBER. The sidewalls of tires are constructed of material containing a higher percentage of natural, as opposed to synthetic, rubber which is used in the treads. The TCS-1 Plant has been designed to take advantage of these differences to produce a separate rubber powder reclaimed exclusively from the sidewalls. * Steel beads, which consist of steel wires tightly wound together to a diameter of approximately 3/8 of an inch. These beads are imbedded around the rims of the tire treads.
         * Steel belting, which incorporates a thin layer of steel wires laid out in a "herring bone" pattern and which underlies the entire surface of the tread area, and
         * Fiber threads which are incorporated into the rubber used throughout the tire.

ECONOMY, FUNCTIONS, OPERATIONS, AND CAPABILITIES

         The TCS-1 Plant has been designed to operate continuously (with minimum amounts of downtime for maintenance), to consume approximately 6.50 kilowatts of power, and is designed to require substantially less energy than is used, to the best of the Company's knowledge, by other presently existing tire recycling equipment. The TCS-1 Plant is expected to be able to process both automobile and truck tires at a rate equivalent to 180 passenger tires per hour on a continuous, commercial operations basis. To date, the Company has succeeded in operating the TCS-1 Plant for scheduled periods of up to four hours, at 50% of capacity with one of its two freezing towers and fracturing mills. This allows the TCS-1 Plant to process only the tread portion of the tires. The addition of the second freezing tower and fracturing mill will allow for the processing also of the sidewall portion of the tire. Results of operations to date indicate that the TCS-1 Plant is presently capable of processing passenger car tires at a rate of three per minute.

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

EQUIPMENT, ENERGY AND
  MAINTENANCE REQUIREMENTS

The projected TCS-1 Plant is designed to remove the steel beads from the tires before any disintegration process commences. Additionally, the rubber will be in an extremely brittle and easy to break condition during the disintegration process. Therefore, the equipment required to break down the tires will be considerably smaller and lighter, and the energy requirements will be drastically lower than those required by conventional cryogenic or ambient systems in use today. The TCS-1 Plant will be comparatively light in terms of bulk and weight. Moreover, the TCS-1 Plant will have no shredding or chopping surfaces that would require continuous sharpening and repairing. This will result in an additional significant reduction in maintenance expenses.

COOLING TECHNIQUES

The TCS-1 Plant will be designed to use mechanical refrigeration to cool the tires to the required temperatures. Mechanical refrigeration is normally less expensive to use than liquid nitrogen and the Company expects its cost to be approximately $.01 per pound of tire.


COSTS AND EXPENSES

The foregoing is expected to result in significantly smaller initial capital requirements and drastically lower continuing energy and maintenance costs.

AVOIDANCE OF PROBLEMS  ASSOCIATED  WITH TIRE  DISINTEGRATION  METHODS IN CURRENT
USE.

The proposed TCS-1 Plant has been designed to avoid the problems which arise out of current tire disintegration methods by insuring that the steel and fiber components of the tire are not subjected, at any time, to chopping, shredding, or hammer or knife-milling operations which destroy the integrity of the wire or cord-like configurations of the steel and fiber. This is expected to prevent the creation of steel powder and fiber fluff. Disintegration will be accomplished solely through the exertion of pressure. The TCS-1 Plant disintegration process is not expected to break the steel wires or to affect their integrity in any way. Based upon continuous tests to date, the TCS-1 Plant's proprietary disintegration mechanism does not create steel powder; this results in easy and efficient separation and removal of the steel by magnetic means, without the substantial loss of rubber powder which occurs with the methods described opposite.

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

PRODUCTION AND SUPPLY

         Except for its discontinued mat operations, the Company's activities to date have focused primarily on the design and development of the TCS-1 Plant. In connection with these activities, the Company has been dependent on arrangements with its subcontractors for the manufacture and assembly of the principal components incorporated into the TCS-1 Plant (see "SUBCONTRACTORS", below).

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


SUBCONTRACTORS

         The Company retained the following machinery manufacturing, engineering and designing firms located in Quebec:

         BEAUDOIN, HURENS AND ASSOCIATES, INC. On September 21, 1998, the Company accepted the proposal of Beaudoin, Hurens and Associates, Inc. to: (i) prepare and/or finalize all design and engineering drawings, operation and technical manuals, and other documentation respecting the TCS-1 Plant; and (ii) make an independent engineering assessment of Tirex's findings from its first and second stage testing of the TCS-1 Plant to verify and authenticate the requirements for the modifications which the Company believes are required to bring the Plant into full compliance with specifications. BHA was to assist the Company and its subcontractors in effecting the required modifications and to work with the Company on fine tuning and enhancing the operation of the Plant. BHA was also to serve as engineering project manager during what Tirex believed was final stage of preparation for full-scale commercial operations. In the third quarter of fiscal 1999 it became apparent that BHA did not, in fact, have the required engineering resources to complete the mandate it had contracted for. Faced with the Company's refusal to pay invoices until BHA would deliver the services required by the mandate, BHA withdrew from the Company's premises, effectively terminating the contract. The Company has officially opposed through established legal channels the invoices issued by BHA and is of the opinion that no payments will be made to BHA.

         FEDICO, INC. In January of 1997, the Company retained Fedico, Inc. of St-Hubert, Quebec ("Fedico"), a machinery design firm located in Quebec. Prior thereto, Fedico had been providing the Company with consulting and other design engineering services and had acted as project leader, guiding the over-all design and engineering of the TCS-1 Plant. In addition to supervising the over-all assembly and start-up procedures of the first full-scale production model of the TCS-1 Plant, Fedico designed, engineered, and fabricated certain components of the Plant, including but not limited to the freezing towers. The Company's agreement with Fedico provided for retention of Fedico for a minimum of five hundred hours per year during the course of such agreement at reasonable, competitive hourly rates for technicians, draftsmen, and intermediate engineers, with overtime, on-site services, and travel expenses at prevailing market rates. During second stage testing, certain deficiencies in the components designed and/or manufactured by Fedico were identified. Fedico's work for the Company was thence limited to the correction of such deficiencies. The Company was invoiced by Fedico for the work which the Company believes did not, in all instances, meet specifications. Insofar as Fedico has not performed any services for the Company for over a year, the Company considers this relationship to be terminated. The Company will invoice Fedico for the costs of correcting deficiencies caused by Fedico. Based upon the foregoing, the Company does not believe that it will be liable for any further payments to Fedico.

         AGREEMENT WITH LEFEBVRE FRERES LIMITEE. In January of 1997, the Company retained Lefebvre Freres Limitee ("Lefebvre"), a subsidiary of Lefebvre Inc., of Montreal, Quebec. Lefebvre has experience in custom design and fabrication of industrial machinery. With its sister companies, Foresteel (specializing in pressure vessels and welding) and Atelier D'Usinage Trempe (specializing in high precision machining), Lefebvre has extensive experience and expertise in designing and constructing equipment used in the pulp and paper, metallurgy, fiber, power generation, and many other industries. Since the spring of 1996, Lefebvre was providing the Company with design consulting and other design engineering services; Lefebvre designed and constructed the prototype fracturing mill for the TCS-1 Plant at competitive rates and accepted payment of approximately one-third of its price in 340,160 unregistered shares of the common stock of the Company. The stock portion of such price was issued to Lefebvre on January 17, 1997. Prior to such date, Lefebvre had completed the initial design specifications for the TCS-1 Plant's Disintegration Unit Assembly. Lefebvre delivered the two completed fracturing mills for the first TCS-1 Plant during the last week in May 1998. During continuous testing operations, which began on June 15, 1998, certain deficiencies in the components, which Lefebvre was responsible for designing and manufacturing, were identified. As a result, certain modifications were required to be made in the fracturing mills to bring them into conformance with their operating specifications. Lefebvre advised the Company that, were they to effect such modifications, they would require approximately three additional months plus additional costs in an indeterminate amount. The Company suspended further services by Lefebvre and contracted with Plasti-Systemes to complete the modifications on the fracturing mills (see, below "Agreements With
Plasti-Systemes, Inc."). Lefebvre's work for the Company was limited to the correction of deficiencies. Lefebvre invoiced the Company for the work which the Company believes did not, in all instances, meet specifications. Insofar as Lefebvre has not performed any services for the Company for over a year, the Company considers this relationship to be terminated. The Company will invoice Lefebvre for the costs of correcting deficiencies caused by Lefebvre. Based upon the foregoing, the Company does not believe that it will be liable for any further payments to Lefebvre.


         AGREEMENTS WITH PLASTI-SYSTEMES, INC. Plasti-Systemes, Inc. ("Plasti-Systemes") of Ville D'Anjou Quebec was contracted to design, construct, and install the first fully-automated front-end sidewall cutter and debeader module "front-end" of the TCS-1 Plant which consists of a series of mechanisms which automatically: (i) clean and debead the tires; (ii) separate the sidewalls from the treads; (iii) cut both sidewalls and treads into sections ready for processing; and (iv) transport the beads and tire sections into separate areas for disposal or processing has been completed. On January 17, 1997, Plasti-Systemes accepted payment of 26% of its total price for the foregoing services by way of 255,010 unregistered shares of the common stock of the Company. By February of 1999, it became apparent to the Company that Plastisystemes had encountered difficulties in delivering on the commitments they made in their Agreements with the Company. The Company terminated its arrangements with Plastisystemes and launched legal action against Plastisystemes to recover monies paid. On the advice of Montreal legal counsel, this legal action was settled out of court in June of 1998, the result of which was that Plastisystemes paid the Company Cdn$40,000 (approximately US$28,000).

FORMERLY PROPOSED SERVICES

         In the past, the Company had intended to require all of its TCS-1 Plant purchasers to agree to enter into a maintenance and technical and market support agreement. In connection with which the Company had intended to provide timely, high quality technical support to insure that the TCS-1 Plant will perform in conformance with its specifications. However, as of the date hereof, the Company has been unable to determine what the maintenance requirements or costs will be under commercial operating conditions. Therefore, the Company is not presently offering any maintenance or technical and market support agreements and does not intend to do so until it is able to establish the level of maintenance fees which it would have to charge in order to make the provision of such services economically viable.


SALES AND MARKETING

         The Company's present and projected marketing plans respecting TCS-1 Plants, crumb rubber produced from TCS-1 Plant Operations, and the proposed "Tirex Advanced Products" are discussed below under the caption "Company Marketing and Distribution".


TCS-1 PLANT SALES

SALES

         The Company's present and projected marketing plans respecting TCS-1 Plants are discussed below under the caption "Company Marketing and Distribution". The Company has entered into agreements for the following sales of TCS-1 Plants, but the ultimate consummation of each of such sales will be entirely dependent upon the TCS-1 Plant's meeting performance expectations, each customer's obtaining lease, or other financing for the purchased portions of the System (as well as all required permits and licenses to operate a System), and the Company's obtaining sufficient production financing and capacity to meet delivery requirements.


THE O/V III AGREEMENTS

         On May 29,  1997,  the  Company  entered  into an  Equipment  Lease and
Purchase Agreement (the "O/V III L&P Agreement") with Ocean/Ventures III, Inc.("O/V III") of Toms River, New Jersey ("O/V III"). This agreement modified the terms of, and superceded, a prior agreement between the parties dated June 6, 1995. O/V III is under common ownership and control with Oceans Tire Recycling & Processing Co., Inc. ("OTRP") and with the solid waste recycling firm, Ocean County Recycling Center, Inc. (see, below "Agreements with Oceans Tire Recycling & Processing Co., Inc."). Under the terms of the O/V III Agreement, O/V III will purchase and lease the respective components which comprise the constituent parts of the TCS-1 Plant. The Agreement provides for lease and purchase arrangements for eight Plants at an aggregate lease and purchase price of three million dollars ($3,000,000) each.

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

         The O/V III L&P Agreement requires a down payment of $25,000 for each Plant, to be paid not less than fourteen months prior to the anticipated delivery date. In an effort to assist the Company at this early stage of its development, to date, O/V III has prepaid five $25,000 down payments on five Plants. Other payment terms for each of the eight systems subject to the O/V III L&P Agreement, call for a $50,000 payment six months prior to the anticipated delivery date, an additional $100,000 to be paid three months prior to the anticipated delivery date, and $2,075,000 on O/V III's acceptance of the Plant. Pursuant to the terms of the L&P Agreement, O/V III also entered into certain ancillary agreements with the Company, consisting of the following:

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

         In accordance with the former intention of the Company to require all of its TCS-1 Plant purchasers to agree to enter into a maintenance, technical and market support agreement, O/V III agreed that it would enter into such an agreement. However, for reasons described above, under "Formerly Proposed Services", as of the date hereof, the parties do not presently intend to go forward with any maintenance arrangements.


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

         It is the present intention of the parties to reform or rescind the remaining provisions of the OTRP Agreement for the purpose of transferring ownership of the entire First Production Model to the Company, any one of its existing subsidiaries, or to some other entity established jointly, or singly, by the parties, or either one of them, for such purpose. The structure and terms of the ownership of the First Production Model have not yet been finalized. However, in connection therewith, on December 16, 1998, the Company entered into two sale and leaseback transactions by and among the Company, North Shore Leasing & Funding Inc. ("NLFI"), and an affiliate of OTRP, Ocean Utility Contracting, Inc. ("OUCI"). Such transactions consisted of the Company's sales to NLFI of the single fracturing mill and the single freezing tower, which are components of the TCS-1 Plant installed at the Company's Montreal facility and the lease back of such components to OUCI. The Company and OUCI have agreed that all of OUCI's rights under the leases will be assigned to the Company and the Company will assume all of OUCI's liabilities thereunder. Both leases provide that at the end of the lease term, the lessee will have the right to purchase the leased equipment for $1.00. Such right to purchase will be included in OUCI's assignment to the Company of its rights under the said leases (see this Item 1. "Existing and Proposed Businesses - Proposed TCS-1 Plant Operations:
Sales of Rubber Crumb and Manufacture and Sale of Finished Products Product Manufacturing"). The principal owner is, as of October 13, 1999, an officer and director of the Company.


THE RECYCLETRON INC. AGREEMENTS

         On July 8, 1997, the Company entered into an Equipment Lease and Purchase Agreement (the "Recycletron L&P Agreement") with Recycletron Inc. ("Recycletron") of Montreal, Quebec. Pursuant to the Recycletron L&P Agreement, Recycletron will purchase one TCS-1 Plant. The Agreement calls for a delivery date at the end of the second quarter of 1998 or such other date as the parties shall mutually agree. To date, the Company has not been able to deliver a TCS-1 Plant to Recycletron and does not expect to be able to do so until after fiscal year 2000. To the best of the Company's knowledge, Recycletron is willing to schedule a delivery date within such time frame. The terms of the Recycletron L&P Agreement, pursuant to which the constituent components of the TCS-1 Plant will be leased and or purchased, are substantially identical to those of the O/V III L&P Agreement, as described above. The only significant differences are in the purchase price and payment terms. The purchase price for the Purchasable Equipment is $2,000,000 and the terms of the 60-month operating lease call for monthly lease payments of $12,500 each. Accordingly, the aggregate lease/purchase price under the Recycletron L&P Agreement is $2,750,000. Upon execution of the Agreement, Recycletron paid a $25,000 down payment. Other payment terms require additional payments of $100,000 six months prior to the anticipated delivery date, $125,000 prior to the anticipated delivery date, and $1,750,000 upon Recycletron's acceptance of the Plant.

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

AGREEMENTS WITH 750824 ALBERTA LTD.

         On December 12, 1997, the Company entered into an Equipment Lease and Purchase Agreement (the "Alberta Ltd. L&P Agreement") with 750824 Alberta Ltd. ("Alberta Ltd") of Calgary, Alberta. Pursuant thereto, Alberta Ltd. has agreed to purchase one TCS-1 Plant. Delivery date for the Plant was scheduled for September 15, 1998 or such other date as the parties shall mutually agree. To date, the Company has not been able to deliver a TCS-1 Plant to Alberta Ltd. For at least the next eight months. The terms of the Alberta Ltd. L&P Agreement, pursuant to which the constituent components of the TCS-1 Plant will be leased and or purchased, is substantially identical to those of the O/V III L&P Agreement, as described above. The only significant differences are in the payment terms. The purchase price for the Purchasable Equipment in the Alberta Ltd. Plant is $2,250,000. As with all other Plants contracted for to date, the monthly payments under the 60-month operating lease for the Leased Equipment will be $12,500 for each Plant. Accordingly, the aggregate lease/purchase price under the Alberta Ltd. L&P Agreement is $3,000,000. Upon execution of the Alberta Ltd. L&P Agreement, Alberta Ltd. paid $25,000 into escrow as a down payment on the Plant. Although the Agreement called for an initial payment of $225,000 for the Alberta Ltd. Plant within sixty days of the execution of the Alberta Ltd. L&P Agreement, initial payment has not yet been received. Alberta Ltd. and the Company have mutually agreed that the due date for such payment will be established by mutual agreement after all testing on the First Production Model of the TCS-1 Plant has been successfully completed. To date, no date has been agreed on and the Company is not able to state with certainty whether this transaction will be effected. The $2,000,000 balance of the purchase price for the Purchasable Equipment is due upon delivery of the TCS-1 Plant.

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


THE ENERCON AGREEMENTS

         On each of August 19, 1998 and October 13, 1998, the Company entered into two Equipment Lease and Purchase Agreements (the "Enercon L&P Agreements") with ENERCON America Distribution Limited ("Enercon") of Westerville, Ohio. Pursuant to each of the Enercon L&P Agreements, Enercon has agreed to purchase one TCS-1 Plant configured to process car tires only and a second Plant specially configured to process truck tires only. The terms of the Enercon L&P Agreements, pursuant to which the constituent components of the TCS-1 Plant will be leased and or purchased, are substantially identical to those of the O/V III L&P Agreement, as described above. The only significant differences are in the payment terms. The purchase price for the Purchasable Equipment in each of the Enercon Plants is $2,250,000. As with all other Plants contracted for to date, the monthly payments under the 60-month operating lease for the Leased Equipment will be $12,500 for each Plant. Accordingly, the aggregate lease/purchase price under the four Enercon L&P Agreements aggregates to $12,000,000. Although the Enercon L&P Agreements called for an initial payment of $337,500 for each of the two Enercon Plants upon execution of the Agreements, as of October 13, 1999, the Company had not yet received such payments because, as of such date, Enercon had not yet received custody of funds which it expects to use toward such payments. Enercon has advised the Company that it expects to receive such funds imminently, but, as of November 15, 1999, the Company was not able to predict with certainty when or if Enercon would in fact receive such funds. All four of these sales are completely dependent upon Enercon raising sufficient financing to meet its obligations under the respective Enercon L&P Agreements. In addition to the initial payments, terms under each of the Enercon L&P Agreements require additional payments on each of the four Enercon Plants, as follows:

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

(d)     15%     (US $337,500)       on Delivery; and

(e)     15%     (US $337,500)       on Acceptance of the Plants by Enercon.


         Pursuant to the terms of the Enercon L&P Agreements, upon execution thereof, the parties also entered into the same types of ancillary agreements as are described above with respect to the O/V III L&P Agreement, i.e., a royalty agreement and a rubber crumb purchase option agreement. The terms of all of such ancillary agreements are identical to those described above in connection with the O/V III Agreements. The Enercon L&P Agreements provide for the preparation of an agreement for the maintenance of the TCS-1 Plant to be done jointly by the Company and Enercon, on mutually agreeable terms. Enercon verbally reiterated its commitment to the Company in September 1999, and stated that their funding was in place.


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

         Based on the foregoing, as of October 1, 1999, the Company's backlog amounted to $41,750,000. This includes, for fourteen TCS-1 Plants: (i) the full purchase price for the Purchasable Equipment which will be sold by the Company, and (ii) total lease payments for the Leased Equipment under the five-year operating lease. Together, the Purchasable Equipment and the Leased Equipment constitute a complete TCS-1 Plant. However, there is no assurance that any amount of this backlog will be converted into sales.

         The Plants  included in the above  stated  backlog  include:  (i) eight
TCS-1 Plants ordered by O/V III for an aggregate lease/purchase price of $3,000,000 each, in respect of which the Company has already received over $130,000 by way of prepayments of the five $25,000 down payments (due for each system fourteen months before the scheduled delivery date of such Plant) on five of the eight Plants ordered by O/V III; (ii) one TCS-1 Plant ordered by Recycletron for an aggregate lease/purchase price of $2,750,000, in respect of which the Company has received a $25,000 down payment; (iii) one TCS-1 Plant ordered by 750824 Alberta, Ltd., for an aggregate lease/purchase price of $3,000,000, in respect of which the Company has received a $25,000 down payment; and (iv) four TCS-1 Plants ordered by ENERCON America Distribution Limited ("Enercon") of Westerville, Ohio for an aggregate lease/purchase price of $12,000,000.

         The Company is unable to state when, if ever, it will make delivery of the four Plants ordered by Enercon. In this regard, it should be noted that, as of November 15, 1999, the Company had not yet received any payments from Enercon. Despite Enercon's having informed the Company verbally in September 1999 that their funding was in place and that they would be able to proceed with the contracts in October 1999, to the extent that receipt of payments from Enercon might be materially delayed, construction and delivery of the TCS-1

Plants ordered by Enercon will also be delayed. Delivery dates for the remaining ten Plants included in the backlog are anticipated to be scheduled throughout the year 2000. Management believes that all operating problems respecting the TCS-1 Plant have been identified during continuous testing during the third and fourth quarters of fiscal 1999. It should be noted, however, that the TCS-1 Plant has not yet functioned under commercial operating conditions over an extended period of time. Therefore, delivery dates for all Plants on order remain subject to delay principally because of presently unforeseeable problems which may become manifest under long-term, commercial use.

         The Company has not included in its backlog any revenues which may result from the Royalty Agreements which all TCS-1 Plant purchasers must enter into with the Company. These Royalty Agreements entitle the Company to receive a royalty in the amount of 3% of the gross revenues from sales of rubber crumb produced by the TCS-1 Plant.


DEPENDENCE ON MAJOR CUSTOMERS

         To date the Company has received orders for fifteen TCS-1 Plants, eight of which were ordered by O/V III and parts of one of which have been purchased by OTRP, an affiliate of O/V III. Proceeds from the sale to OTRP constituted one hundred percent (100%) of the Company's revenues from operations during fiscal 1998 and the eight Plants ordered by O/V III constitute approximately fifty-six percent (56%) of the Company's present backlog. The loss of O/V III would have a material adverse effect on the Company. O/V III is under the control of Louis Sanzaro, who, until November 23, 1999 had been an officer and director of the Company. For purposes of this discussion, O/V III and OTRP are sometimes referred to herein, collectively, as the "Sanzaro Entities". The Company has also received orders for four TCS-1 Plants from Enercon. These orders constitute approximately twenty-eight percent (28%) of the Company's present backlog. As is the case with O/V III, the loss of this customer would have a major adverse effect on the Company. Notwithstanding the foregoing, the Company also believes that while Mr. Sanzaro's companies and Enercon comprise the initial TCS-1 Plant purchasers, future sales efforts will be widespread and, as the Company matures and its business develops, it will not be dependent upon the business of one or more major customers.

         Mr. Sanzaro's initial contacts with the Company occurred in the summer of 1995. On October 5, 1995, Mr. Sanzaro, through O/V III, entered into the initial agreement to purchase and lease eight TCS-1 Plants. At that time, three associates and/or employees of O/V III were retained by the Company as consultants respecting various aspects of the Company's plans to design, develop and manufacture the TCS-1 Plant. Following his initial contacts with the Company in October 1995, Mr. Sanzaro also worked actively with the Company to assist it in these efforts. On or about January 1, 1997, the Company and Mr. Sanzaro agreed that he should be fairly compensated for his consulting services. The Company did not formalize its arrangements with Mr. Sanzaro or compensate him for his services until January 28, 1998, when it entered into a two year consulting agreement with him, retroactively effective to January 1, 1997. Total compensation under the Sanzaro consulting agreement was 1,000,000 unregistered shares of the Company's common stock. On January 17, 1997 Mr. Sanzaro was appointed as a Director of the Company. In October 1995, the Company and Mr. Sanzaro had agreed that Mr. Sanzaro would be the sole and exclusive distributor of TCS-1 Plants in North America and that he would be entitled to a commission of 10% of the total lease and purchase price on all sales of TCS-1 Plants in North America. In July 1998, Mr. Sanzaro and the Company entered into an employment agreement pursuant to which Mr. Sanzaro was retained as the Company's Vice President in charge of operations, to serve in such position as the Company's Chief Operating Officer ("COO"). In connection with his appointment to such position, Mr. Sanzaro agreed to give up all rights which he theretofore had with respect to his serving as exclusive distributor. Mr. Sanzaro also agreed to serve full time in his position as the Company's COO and in connection therewith to terminate virtually all of his activities connected with his own recycling businesses in New Jersey. In consideration of Mr. Sanzaro's agreement to discontinue his other business activities in order to enter into the Company's employ, the Company issued 500,000 shares of its common stock to him as a signing bonus. In addition, for agreeing to release the Company from its obligation to appoint him as exclusive distributor of the TCS-1 in North America, the Company issued to Mr. Sanzaro an additional 2,500,000 shares of its common stock. As of November 23, 1999, and in order to avoid a future conflict of interest which could arise from his accepting on behalf of companies which he controls, a licencing agreement for the marketing and manufacturing of TCS-1 systems, Mr. Sanzaro resigned as an officer of the Company and is no longer performing any duties as COO. (see ""Management - Executive Officers and Directors" and Certain Relationships and Related Transactions" ).


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


PATENT PROTECTION

         The Company was issued a United States patent on its Cryogenic Tire Disintegration Process and Apparatus on April 7, 1998 (Patent No. 5,735,471). The duration of the patent is 20 years from the date the original application was filed. In November 1998, the Company filed its patent, for review, with the Canadian Patent Office. The Company is unable to state at this time how long the Canadian review process will take and is unable to give any assurances that the Canadian Patent will be granted. Prior to the issuance of such patent, the Company relied solely on trade secrets, proprietary know-how and technological innovation to develop its technology and the designs and specifications for the TCS-1 Plant. In connection with a loan made by the Bank of Nova Scotia to the Company, a lien on this patent was granted to the said bank (see below in Item I of this Report "Management's Discussion and Analysis - Liquidity and Capital Resources").

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


PROPOSED TCS-1 PLANT OPERATIONS:  SALES OF RUBBER CRUMB
  AND MANUFACTURE AND SALE OF FINISHED PRODUCTS

PROPOSED OWNERSHIP, ESTABLISHMENT, AND
  OPERATION OF TIREX ADVANCED PRODUCTS PLANT

         The Company is presently in the process of making arrangements to own and operate the First Production Model of the TCS Plant, on either an exclusive or joint basis (see the discussion below) and to operate it as a Tirex Advanced Products Plant for the purpose of selling rubber crumb produced by operation of the TCS-1 Plant.

         The First Production Model is presently installed at the Company's Montreal manufacturing facility. This Plant was the subject of a Lease and Purchase Agreement (the "OTRP Agreement") between the Company and Oceans Tire Recycling & Processing Co., Inc. ("OTRP"), a company controlled by Louis Sanzaro, the Company's Chief Operating Officer until November 23, 1999. The OTRP Agreement provided for certain sections of the First Production Model to be purchased by OTRP for a purchase price of $1,225,000 and for the balance of the Plant to be leased under a five year operating lease at a monthly rental of $12,500 (see "Existing and Proposed Businesses - Equipment Manufacturing - Sales and Marketing - Agreements with Oceans Tire Recycling & Processing Co., Inc."). In December 1997, OTRP and the Company agreed that, to the extent necessary for OTRP to obtain sale and lease-back financing for the front-end module

("Front-End") and for certain parts of the Air Plant portion of the Plant, the said OTRP Agreement would be deemed to be modified, as required for such purpose. In connection therewith OTRP arranged with an equipment financing company for sale and lease financing, pursuant to which: (i) the said financing company purchased the Front-End and certain designated portions of the TCS-1 Plant's Air Plant directly from the Company; and (ii) leased such equipment back to OTRP pursuant to its arrangements with OTRP and/or the OTRP principals. The Company sold the Front-End for a total purchase price of $300,000, with irrevocable acceptance and final payment therefor obtained by the Company in December of 1997. The designated portions of the Air Plant were sold for a total purchase price of $580,000, with irrevocable acceptance and final payment therefor obtained by the Company in April of 1998. It is the present intention of the parties to reform or rescind the remaining provisions of the OTRP Agreement for the purpose of transferring ownership of the entire First Production Model to the Company, any one of its existing subsidiaries, or to some other entity established jointly, or singly, by the parties, or either one of them, for such purpose. The structure and terms of the ownership of the First Production Model have not yet been finalized (see the discussion, above, in this Item 1, under the subcaption, "Agreements with Oceans Tire Recycling & Processing Co., Inc.").

         In order to establish and operate the Montreal T.A.P. Plant, the Company will be required to make modifications and improvements to its Montreal facility to accommodate such operations and to meet local fire, environmental, and other applicable regulations. Renovations and improvements to the Montreal facility required to be made, or already made, in order to establish and operate the Montreal T.A.P. Plant include the installation or renovation of:; (i) lighting; (ii) a heating system; (iii) a new floor in the manufacturing area; and (iv) a new sprinkling system throughout the building. In addition, the Company will have to construct: (i) a loading dock area; and (ii) a storm drainage system. The Company estimates that such plant modifications and improvements will cost approximately Cdn$70,000 or approximately US$50,000.

         The foregoing has resulted in delays which have required the Company to continue to cover its overhead without significant cash flow from operations, other than tax credits and loans related thereto. This is expected to continue until approximately December 1999. The Company intends to finance the establishment of the foregoing from: (i) funds on hand; (ii) expected cash flow from recent sales of four TCS-1 Plants; and (iii) the possibility of obtaining sale and leaseback financing on the TCS-1 equipment components owned by the Company. However, initiation of commercial operation of the Montreal T.A.P. Plant is dependent upon numerous factors, including the successful performance, on a long term, continuous running basis, of the First Production Model in accordance with operating specifications (see "Existing and Proposed Businesses
- Equipment Manufacturing Products and Services - The TCS-1 Plant"). While the Company expects to begin full scale commercial operation of the Montreal T.A.P. Plant in November 1999, it cannot, at this time, state with certainty when all requisite factors will be in place therefor.


PROPOSED PRODUCTS

         The Company intends to target the following markets: specialty molded construction products, industrial and athletic surfaces. The Company believes that crumb rubber modified (CRM) asphalt also shows strong market potential and that new tire manufacturing and thermoplastic compounds, particularly for the automotive sector constitute promising potential markets for rubber crumb in the future (See, below, "Existing and Proposed Businesses - Company Marketing and Distribution - Potential Markets").


RAW MATERIALS

         The Government of Quebec passed a law which came into effect October 1, 1999 which provides for a Cdn$3.00 tax to be imposed on the sale of new tires so as to provide funds for the recycling of used tires. The Government of Quebec further announced that 40% of this tax (thus Cdn$1.20) would be passed on to those companies or persons recycling the tires. Based on obtaining fifteen (15) pounds of rubber out of an average scrap passenger car tire, the subsidy per pound of rubber becomes Cdn$0.08 or approximately US$0.054 per pound. Supplies of recyclable scrap tires, as well as subsidies are expected for no cost to it, from, through, or under the auspices of, Recyc-Quebec. As at the date hereof, however, the Company has not entered into any formal or written arrangements with Recyc-Quebec or with any other potential supplier of recyclable scrap tires for feedstock to be used in its proposed operations. Moreover, the Company could encounter legal barriers should it attempt to import tires from outside of Quebec. Notwithstanding the foregoing, the Company is confident that it will, at least in the foreseeable future, be able to obtain adequate feedstock for its tire recycling operations, on a subsidized basis, or otherwise.

PROPOSED RUBBER CRUMB AND FINISHED PRODUCT MARKETING ACTIVITIES

         The price for rubber crumb is determined by its quality and its particle size. Rubber crumb, of a quality which the Company believes the TCS-1 Plant will be able to produce at the outset, currently sells for approximately $0.15 US per pound. Revenues from projected sales of rubber crumb will be in addition to the government subsidies noted above and are therefore expected to be approximately $0.205 US per pound. The Company believes that it will be able to produce and sell between 20,000 and 50,000 pounds of rubber crumb per day commencing about the end of November 1999.

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


COMPETITION - PROPOSED TCS-1 PLANT OPERATIONS AND TAP SEGMENT

         The Company intends to market rubber crumb produced at the Montreal TAP Plant throughout the province of Quebec. The Company is aware of four crumb rubber producers in Quebec which, to the best knowledge of the Company, have been producing an aggregate of approximately 27 million pounds of rubber crumb per year from both scrap tires and "buffings" (rubber removed from tires in the re-treading process). Such product is utilized by Quebec manufacturers of outdoor mats, construction related products, parking curbs, manhole seals, acoustic panels, and mud flaps for the automotive industry. The Company believes that there presently exists in Quebec demand for approximately 23 million additional pounds of rubber crumb per year which, because of insufficient local product, is now being filled by rubber crumb imported from elsewhere. The Company believes it will be able to compete successfully in the local area based on price and quality.

         The finished products which the Company intends to manufacture at the Montreal TAP Plant are expected to include specialty molded construction products and athletic surfaces. These are intended to be marketed in North America through independent distributors. It is the intention of the Company that its initial finished product will comprise consumer mats molded out of rubber crumb produced by operation of the TCS-1 Plant. The Company will have many competitors in this area, varying in size from small companies with limited resources to large companies with substantially greater financial and management resources than the Company and with the technical ability to develop, or the funds necessary to acquire, finished products similar to those intended to be offered by the Company. Many large companies with sophisticated product marketing and technical abilities and financial resources that do not presently compete with the Company may enter the market for products made from recycled rubber. Such companies could rapidly become significant additional competitors of the Company. To the extent that competitors achieve either a performance or price advantage, the Company could be adversely affected. In addition, competitive pressures from large, well financed competitors could result in lowering of prices for goods made from recycled rubber, which would adversely affect the Company's ability to compete. The Company intends to compete on the basis of quality and production economies which can be realized from vertical integration, whereby the Company will produce the raw material (rubber crumb) to be utilized in the manufacture of its finished products.


RESEARCH AND DEVELOPMENT ACTIVITIES - COMBINED SEGMENTS

         The Company's technical expertise has been an important factor in its development and is expected to serve as a basis for future growth. Since its inception, the Company has devoted substantial resources to the design and development of the TCS-1 Plant as well as to raising the financing necessary for such activities. During the last two completed fiscal years, the Company also conducted research and development activities in the area of product development focusing on potential commercial applications for the rubber crumb which is expected to be produced by operation of the TCS-1 Plant. During the fiscal years ended June 30, 1997, 1998 and 1999, respectively, the Company expended approximately $806,982, $1,064,205 and $1,449,550 on research and development activities applied to the design, development, and construction of the first
TCS-1 production model and product development. The basic design, development and construction of the first complete production model of the TCS-1 Plant was completed in May of 1998. Thereafter, continuous testing procedures revealed the need for certain modifications, which were completed in December of 1998 on a single fracturing mill and a single freezing tower in the First Production
Model. Subsequent long-term testing was conducted in the third and fourth quarters of fiscal 1999, which testing revealed design problems involving the conveying system within the freezing tower. The Company halted construction of the second freezing tower pending resolution of the design problem. The Company has identified an adaptable, known technology which it believes will solve the technical problems associated with the first design of the conveying system within the freezing tower and will proceed with the reconstruction according to the new design in October and November of 1999. While Management believes that this new design will resolve the identified problem, Management cannot provide any assurances that the new design will, in fact, resolve the identified problems. (see "Existing and Proposed Businesses - Equipment Manufacturing - Products and Services - The TCS-1 Plant"). Thereafter, the Company intends to continue to seek to refine and enhance its tire disintegration technology and to enhance it to comply with emerging regulatory or industry standards or the requirements of a particular customer. The Company also intends to continue to endeavor to develop new products and uses for the crumb rubber produced by the operation of the TCS-1 Plant.

         During the fiscal years ended June 30, 1997, 1998 and 1999, all research and development activities respecting the TCS-1 Plant were carried out by the Company's engineering and technical staff, consisting of Louis V. Muro, Vice President in Charge of Engineering, and one other Company employed engineer, who devoted 100% of their time to such projects. Such activities were conducted in conjunction with an outside consultant and the Company's outside subcontractors.

         Research and Development activities in the area of product development were effected principally by members of the Company's executive and management staff, who dedicated part of their time to such activities.


EMPLOYEES - COMBINED SEGMENTS

         As of November 1999, the Company had sixteen persons employed either directly or under consulting contracts including its five executive officers, its technical program director, two secretary-receptionists, and its managing director of European market development, with a balance of the Company's staff comprised of mechanical and other support personnel. All of the foregoing persons devote their full time to the business and affairs of the existing and proposed businesses of the Company, as required. At times, the Company also utilizes the services of several part-time consultants to assist them with market research and development and other matters. The Company intends to hire additional personnel, as needed.

         The Company does not presently retain any employees who devote their full time to the Company's proposed TCS-1 Plant operations or finished product manufacturing businesses. However, the Company expects to hire up to 15 additional employees during the 2000 calendar year, on an as needed basis, with the bulk of such new employees expected to be utilized in the Company's proposed TCS-1 Plant Operations.


POTENTIAL MARKETS

         The Company believes that the potential markets for its: (i) TCS-1 Plant; (ii) rubber crumb produced by its proposed ownership and operation of one or more TCS-1 Plants ("Tirex Rubber Crumb"); and (iii) finished products manufactured from or incorporating Tirex Rubber Crumb ("Tirex Advanced Products") will all directly reflect the level of demand for economical, high quality rubber crumb derived from the recycling of scrap tires. With respect to TCS-1 Plant operation, the Company intends initially to target the following markets: specialty molded construction products, various consumer products and athletic surfaces of the type which compete with traditional artificial surfaces such as are used on soccer fields etc.. The Company believes that crumb rubber modified (CRM) asphalt also shows strong market potential and it will be targeted by the Company if the results and recommendations in a report, presently being prepared by the National Institute for Occupational Safety and Health (see the discussion, below, under "Rubber Modified Asphalt"), are positive. The Company believes also that new tire manufacturing and thermoplastic compounds, particularly for the automotive sector constitute promising potential markets for rubber crumb in the future.

         The following discussion of the potential markets for rubber crumb assumes that the TCS-1 Plant will be capable of economically producing high quality recycled rubber crumb and in a variety of sizes, capable of being used in wide range of products. The Company believes that the First Production Model of the TCS-1 Plant will be ready for commercial operation by the end of November 1999, utilizing one of its two freezing towers and fracturing mills, and that it will be fully operational by early in the year 2000 with both freezing towers and fracturing mills. It should be noted, however, that because of the lack of an operating history, the Company cannot, at this time, give any assurance with respect to whether the TCS-1 Plant will in fact perform as expected under continuous, commercial operating conditions. Moreover, even if the demand for rubber crumb should increase in accordance with the Company's expectations, there can be no assurance that a concomitant development of demand for the TCS-1 Plant will develop.

         Rubber is a valuable raw material and the Company believes that recycling this valuable resource from scrap tires is an ideal way to recover that value. Recycled scrap tire rubber is already used in a great variety of products, promoting longevity by adding it to asphalt pavement, adding bulk and providing drainage as a soil additive, providing durability as a carpet under padding, increasing resiliency in running track surfaces and gymnasium floors, and absorbing shock and lessening the potential for injuries as a ground cover for playgrounds and other recreational areas.

         Recycling tires into reusable crumb rubber (or "ground rubber") was, as of 1996, the third largest use of scrap tires. "Crumb rubber" is the end product of the tire disintegration process. The ideal crumb rubber is a powder, which can be produced in various particulate sizes, ranging from relatively coarse to very fine, and which is not significantly contaminated by fiber and metal particles. It is generally derived from used automobile tires or tire parts such as treads. The Scrap Tire Use Disposal Study - 1996 Update (the "STMC Study"), published by the Scrap Tire Management Council (the "STMC") in April of 1997, reported that of the approximately 266 million scrap tires generated in the United States in 1996, market applications were found for 76% (or 202 million). The STMC Study reported further that, as of the period covered by the STMC Study, the largest use presently being made of scrap tires is burning them as tire derived fuel (sometimes referred to as "TDF"), which serves principally as a low-cost substitute for, or supplement to, coal, wood chips, or other combustible fuels. In this regard, 152 million or 76% of the tires for which market applications had been found, were burned as TDF. Exporting used tires (for refitting and re-use as tires) was the second largest use for scrap tires. While utilizing scrap tires to produce crumb rubber still constitutes a significantly smaller market for used tires, the STMC Study reported that this usage experienced significant growth during 1995 and 1996, increasing two hundred and seventy-seven percent (277%) from 4,500,000 tires in 1994 to 12,500,000 tires in 1996. Historically, most crumb rubber available and sold in the market was derived not from recycled scrap tires, but from tire "buffings", a by-product of the tire re-treading process.3 Recently, however, this has changed significantly, with tire buffings now representing 52% and scrap tires representing 48% of source material for crumb rubber. According to the STMC, the demand for crumb rubber for various uses could experience further substantial increases over the next two to five years, with expected overall growth in sales of crumb rubber from 25% to 33%. The Company believes that because the supply of buffings is limited, the main source of an increased supply of crumb rubber must come from scrap tires.

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

---------------------
    3 TIRE BUFFINGS CONSIST OF RELATIVELY SMALL PIECES OF RUBBER WHICH REMAIN ON THE TIRE SHELL DURING THE RE-TREADING PROCESS. AFTER THE USED TREAD IS REMOVED, THESE SMALL PIECES ARE "BUFFED" OFF THE SHELL BEFORE THE NEW TREAD IS ATTACHED.

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


MARKETING ACTIVITIES

         The Company's objective is to market and distribute its products worldwide, through national and international distributors and sales representatives. However, to a large extent the Company has to date concentrated its efforts on completing the design, development, and construction of the first production model of the TCS-1 Plant and raising adequate financing to support such efforts. It has, therefore, not yet commenced a significant marketing campaign and does not intend to do so until the production model is complete and adequate funding is available to cover the costs thereof. During the last two completed fiscal years and the subsequent period, the Company has however taken initial steps to prepare a foundation for a world-wide marketing program, appointing Alan Crossley as Managing Director of European Market Development. In connection therewith the Company has engaged in the following market research activities with financial assistance from the Canadian Federal Office of Regional Development - Quebec ("FORDQ") under its IDEA Program, which provides loans in amounts of up to 50% of approved expenditures made by the borrower for the purpose of identifying and developing export markets for Canadian products (the terms and amounts of these loans are discussed, above, in "Existing and Proposed Business - Canadian Operations - Canadian Government, and Government Sponsored Loans and Grants"):

         (a) From April, 1997 through March, 1998, the Company conducted market research activities respecting the potential United
                  States markets for rubber crumb. The Company retained Plasti-Services Inc. a non-profit organization founded by government and manufacturers of plastic and rubber goods, which produced a report (the "Plasti-Services Report). This report indicated that the market was mature and well serviced with numerous non-rubber based products and that unless the Company was able to produce a product which could replace any of those presently being used, at substantial cost savings, this would not be an area which the Company should pursue. The PlastiServices Report highlighted technical and economic issues that the Company must address, such as materials compatibility, lack of sufficient existing technical data, and cost of equipment modification for potential users of rubber crumb based compounds. Based upon the foregoing, the Company believes that the Plasti-Services Report is inconclusive because the Company has not yet produced sufficient samples of the type of rubber crumb it expects to produce to effect a thorough analysis of such projected product. Moreover, to the best of the Company's knowledge, there is no other tire derived rubber crumb, of the quality which the Company expects to be able to produce, currently available. Further, the Company believes that its overall research indicates that: (i) plastics and rubber compounders would be willing to consider using tire derived rubber in place of what they are using now and would be willing to enter collaborative ventures to test Tirex Rubber Crumb if and when it is produced in sufficient quantities; and (ii) with consistent materials specifications.

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

         (b) In January of 1997, the Company began exploratory activities respecting the feasibility of marketing the TCS-1 Plant in Europe and Asia. In connection therewith, the Company's European Market Development Consultant, through Gapco, Inc., conducted market studies respecting the feasibility of marketing TCS-1 Plants in the Iberian Peninsula and in India. The Iberian study indicated that Spain constitutes a sizeable market both in terms of scrap tires requiring elimination or disposal and in terms of rubber crumb utilization. According to the study, Spain's tire disposal industry is presently dominated by landfilling practices due to the abundance of land useable as landfill sites and the relatively low short term costs associated with this method of tire disposal. Another popular method of tire disposal in Spain is incineration although this method has been associated with problems ranging from cost inefficiency to causing air pollution. Generally, the present circumstances in Spain regarding tire disposal have been acknowledged to be environmentally unsatisfactory resulting in pressure to develop alternative disposal methods. The study concludes that none of the methods of tire disposal presently in use in Spain are technically satisfactory or cost efficient. It indicates that several alternative solutions to Spain's tire disposal problems are under development and that although there exists the potential for substantial competition in the tire disposal industry in the future there is no such competition at the present time. At present, the Company is not aware of any potential competitor in Spain having a tire disposal system comparable to the TCS-1 Plant, although no assurance can be given that this is in fact the case. A substantial portion of the study was also devoted to assessing the market in Spain for rubber in general and recycled rubber crumb in particular. Spain is a net importer of all the types of rubber raw material it uses and consequently, the study concluded that Spain's rubber industry should be particularly receptive to new sources of cheaper raw materials. The study indicated that marketing efforts in Spain for rubber crumb should be directed at tire manufacturers, users of rubber crumb and other tire by-products, waste processors and government organizations responsible for waste disposal. It concluded that any entry strategy for a TCS-1 Plant in Spain would be dependent upon identifying potential purchasers of Tirex rubber crumb, but that this could be done only after the TCS-1 Plant is capable of producing a reliable supply of homogeneous product.

                  In or about July 1997, the Company commenced European market development activities aimed at positioning the Company to Market TCS-1 Plants, Rubber Crumb, and Related Products in Europe. These activities included appointing a Director of European Market Development and opening a sales office in Madrid for the purpose of promoting and developing a market for TCS-1 Plants and for the rubber crumb expected to be produced from the operation of such Plants. Results from European marketing activities, conducted subsequent to the completion of the Iberian market study, appear to indicate that landfill bans, producer responsibility, and management of integrated waste tire collection systems are the priority items in the recommendations of the European Economic Union's European Commission - Environmental Council. To this end, Germany, the United Kingdom and other areas in northern Europe are currently implementing, and, for the near future, are expected to continue to implement, the recycling directives of the European Economic Union substantially ahead of areas in southern Europe. As a result, the Company had decided to move its European marketing efforts to London. The Company believes it will be able to do so during the current fiscal year.

         (c) Since April, 1998, the Company has been engaged in market research activities respecting the feasibility of using rubber crumb in thermoplastic elastomer compounds in the United States and Canada. Such activities included retaining a consulting firm specializing in rubber industry, to identify thermoplastic applications that can incorporate Tirex Rubber Crumb in significant (30 to 60 percent) quantities as a raw material. The Company has also retained a Quebec-based research and development laboratory with expertise in rubber and plastics formulations, to develop formulations for the low end thermoplastics products such as flooring, construction and road and athletic surface applications.

         In November 1997, the Company also began working with a consultant who had expertise and substantial business and marketing experience and contacts in and around Puerto Rico in connection with: (i) market development in the Southeastern United States and the Caribbean and (ii) assistance in developing and implementing a business plan designed to expand the Company's business to include participating, through joint ventures, or otherwise, in the recycling of scrap tires into useable crumb rubber and other saleable byproducts. For a discussion of compensation arrangements with such consultant, reference is made to Item 5 of this Report, the subtopic, "Sales of Unregistered Securities - Securities Issued As Compensation Under Written Consulting Agreements". As a result of such consultant's efforts, in the spring of 1998, the Company entered into negotiations for a joint venture (the "Proposed P.R. Joint Venture") with a group of persons who have knowledge of the operation of business enterprises in Puerto Rico and who believe that they have the ability to, establish and develop contacts between the Company and government agencies in Puerto Rico with respect to the establishment and operation of one or more TCS-1 Plant equipped scrap tire recycling plants in Puerto Rico. It was intended that the prospective joint venture partners would devote their efforts and expertise to: (i) obtaining all required licenses, permits, and available Puerto Rican government incentives, grants and aids needed to establish and develop the business of Tirex PR and the operations of the Tirex PR Plant; (ii) assisting the Company in locating and obtaining private and/or government agency debt financing, grants, and tax credits, as available, to capitalize the Proposed PR Joint Venture and to provide working capital for the establishment and development of its business and operations; (iii) locating appropriate plant sites; and (iv) establishing and developing contacts between the Proposed P.R. Joint Venture and potential customers for the crumb rubber and other products to be produced by the operations of such scrap tire recycling plants. The present status of the Proposed P.R. Joint Venture is that negotiations are continuing with the potential partners, but that no final decisions have been reached as of yet., and, as at the date hereof, Management is unable to give any assurance that any joint venture or other operations in Puerto Rico will result from these efforts.

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

         As a result, many US states and Canadian provinces have either passed or have pending legislation regarding discarded tires including legislation limiting the storage of used tires to specifically designated areas. The Company and other operators of TCS-1 Plants will therefore be subject to various local, state, and federal laws and regulations including, without limitation, regulations promulgated by federal and state environmental, health, and labor agencies. Establishing and operating a TCS-1 Plant for tire recycling will require numerous permits and compliance with environmental and other government regulations, on the part of the Company's customers, both in the United States and Canada and in most other foreign countries. The process of obtaining required regulatory approvals may be lengthy and expensive for both the Company and for its TCS-1 Plant customers. Moreover, regulatory approvals, if granted, may include significant limitations on either the Company's or its customer's operations. The US-EPA and comparable US state and local regulatory agencies, and similar government bodies in Canada actively enforce environmental regulations and conduct periodic inspections to determine compliance with government regulations. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, seizure or recall of products, operating restrictions, and criminal prosecutions.

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

         The Company believes that existing government regulations, while extensive, will not result in the disability of either the Company or its TCS-1 Plant customers to operate profitably and in compliance with such regulations. However, since all government regulations are subject to change and to interpretation by local administrations, the effect of government regulation could conceivably prevent, or delay for a considerable period of time, the development of the Company's business and/or impose costly new procedures for compliance, or prevent the Company or its TCS-1 customers from obtaining, or may affect the timing of, regulatory approvals. Actions by federal, state, and local governments concerning environmental or other matters could result in regulations that could therefore increase the cost of producing the recyclable rubber, steel, and fiber which are the by-products from the operation of the TCS-1 Plant and make such by-products less profitable or even impossible to sell at an economically feasible price level, which could result in the Company's or its TCS-1 customers' businesses being less profitable, or unprofitable, to operate. Continually changing government compliance standards and technology, could also affect the Company's future capital expenditure requirements relating to environmental compliance. Likewise, the burden of compliance with laws and regulations governing the installation and/or operation of TCS-1 Plants could discourage potential customers from purchasing a TCS-1 Plant which would adversely affect the Company's business, prospects, results, and financial condition. As a result, the business of the Company could be directly and indirectly affected by government regulations.

           The Company believes that it will be able to operate in compliance with such regulations. In this regard it has retained environmental attorneys to advise it with respect to compliance with local environmental regulations. It has also engaged a consultant to advise purchasers of its TCS-1 Plants with respect to compliance with local environmental regulations applicable to the installation and operation of the TCS-1 Plant. Even prior to the initiation of operations at the Montreal T.A.P. Plant, the Company has made, and will continue to make expenditures relating to environmental compliance because at least a limited amount of storing and processing of tires has been required for testing of the first TCS-1 Plant at the Montreal facility.

         Specifically, with respect to the Montreal T.A.P. Plant, local ordinances require that scrap tires be stored indoors, under certain conditions including proper segregation of tires and adequacy of sprinkler systems and other fire code requirements. In order to comply with such regulations, the Company has installed sprinkler systemsin those areas of the building which it occupies, and has dedicated segregated areas of its Montreal facility to the storage of tires in manageable piles. However, should the Company or any other company engaged in the fabrication of products using rubber occur in those areas of the building not occupied by the Company, as prime space tenant, the Company would be obliged to ensure that the entire building would be fitted with sprinklers, even if such other product manufacturing were carried out by an independent company. The proposed sale of the mat production business to IM2 invokes this condition and IM2 has included the cost of such leasehold improvements in its budget forecasts in their business plan. In connection therewith, the Company's revised plans respecting the use of the building for the storage of tires will be submitted to the Montreal Building Department (the "Building Department") in the near future. To date, the Company has expended approximately Cdn$40,000 or US$28,000 on capital expenditures relating to environmental compliance. However, in addition to the above noted possibility of mandated changes to the building in order to bring it into conformance with fire regulations, the inception of equipment manufacturing and TCS-1 Plant operations, together with continually changing compliance standards and technology, may affect the Company's future capital expenditure requirements relating to environmental compliance.


ITEM 2.  DESCRIPTION OF PROPERTY

CORPORATE HEADQUARTERS

         The Company's corporate headquarters are located at 3828 St. Patrick, Montreal, Quebec, H4E 1A4.

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

         When the Company entered into the Tri-Steel Lease, the facility was in excellent repair and was well suited to the requirements of the Company for the purpose of manufacturing TCS-1 Plants. The only improvement required at that time, was an updated fire suppression system in compliance with the local Montreal fire code respecting the storage of rubber product. However, the planned expansion of the Company's activities to encompass the operation of a TCS-1 Plant and the manufacture of finished products out of the rubber crumb produced thereby, has necessitated additional modifications and renovations to the building. These have included the installation of the new fire suppression system noted above and new lighting, heating, electric, and ventilation systems, as well as the construction of new concrete and asphalt floors, garage doors, and loading docks. The aggregate cost of the foregoing improvements is approximately US$300,000, US$100,000 of which improvements have already been paid for by the Company. The Company expects all of the foregoing renovations and improvements to be completed in or before December 1999.

           The Facility is situated, adjacent to an interstate highway and a Canadian National Railway line in an industrial area located approximately two miles from the principal downtown Montreal business center and the Company's executive headquarters.

         In September of 1999, Tri-Steel verbally agreed that, in the event that the mat production assets are sold and if IM2 assumes responsibility for the space occupied by the mat production business, TriSteel would agree to a reduction of space to approximately half of the building, reflecting the Company's current requirements and those which will be required for the manufacturing of TCS-1 systems, that IM2 could pay for their space directly to TriSteel (but without alleviating Tirex of primary financial responsibility under the lease) and that there would be a commensurate reduction in rent expense for the Company. Insofar as the sale of the mat production assets has not been completed and that management cannot provide any assurances at this time that such sale will, in fact, be completed, the possible reduction in rent might not materialize and the Company would be required to pay the rents as set out in the lease and which are summarized in the next paragraph.

         The original Tri-Steel Lease provided for rental payments,  as follows:
(i) year-one (commencing March 1, 1998): Cdn$10,000 per month (approximately US$7,000); (ii) year-two: Cdn$20,000 per month (approximately US$14,000); and
(iii) years-three, four, and five: Cdn$25,000 per month (approximately US$17,500). Quebec sales taxes ("QST") and (Canadian) Government sales taxes ("GST") are also payable by the Company on all rental payments. Management believes that under present regulations, these taxes are either refundable to the Company or are available as reductions of required remissions of sales taxes collected on sales made to other taxable Canadian entities. It is estimated that year-one sales taxes will aggregate to approximately 15% of all rental payments made. The Company's present sales tax status is such, however, that QST and GST payments will be refunded to it by the government. The Company is obligated to pay additional costs, including all fuel and utility charges, real estate taxes. The Lease requires the company to carry insurance on the premises for not less than CA $4,000,000 (approximately $2,800,000 US) and public liability insurance for not less than CA $3,000,000 (approximately $2,100,000 US). The Company estimates that the aggregate amount of such additional costs will be approximately CA $10,265 (approximately $7,153 US) for temporary coverage for the first year of the lease.


ITEM 3.  LEGAL PROCEEDINGS

SETTLEMENT OF GREAT AMERICAN MATTER

         On November 12, 1998, the Company entered into a settlement agreement by and among Great American Commercial Funding Corp ("Great American"), the Company, and a third party unrelated to the Company, who also had business dealings with Great American. The matter between Great American and the Company, to which the said settlement agreement pertains, is an action which had been commenced by Great American on June 18, 1997 in the United States District Court for the District of New Jersey, entitled Great American Commercial Funding Corp. vs. Tirex America Inc. The action arose out of a certain placement fee agreement (the "Placement Fee Agreement"), executed by the Company in February of 1996, under which the Company, among other things, undertook to pay the Great American a placement fee in the amount of $250,000 and to grant to the plaintiff an option to acquire 400,000 shares of the company's common stock, at a price of $0.01 per share, in the event, and only in the event, that Great American succeeded in obtaining financing acceptable to the Company.

         In fulfillment of the terms of the Settlement Agreement, the Company paid of $32,500 in cash and issued one-year options to purchase an aggregate of up to fifty thousand shares of the Company's unregistered common stock at a price of $0.20 per share.


SETTLEMENT OF NAIS CORPORATION MATTER

         Effective, December 18, 1998, the Company and the Nais Corporation ("NAIS") settled an action (the "NAIS Settlement Agreement") brought by NAIS on May 27, 1998 against the Company in the U.S. District Court for the Southern District of New York. This action was based upon a financial consulting agreement (the "NAIS Agreement"), dated May 3, 1997, between NAIS and the Company. The Complaint alleged that the Company failed to comply with certain compensatory arrangements contained in the said NAIS Agreement and sought relief by way of immediate registration of 5,231,092 shares of the Company's common stock issued to NAIS as compensation (the "NAIS Shares") and damages in the amount of $630,000. The Company filed an Answer and Counterclaim denying any liability to NAIS.

         In fulfillment of the Settlement Agreement, NAIS returned 500,000 NAIS Shares to the Company, issued to the Chairman of the Board of Directors and Chief Executive Officer of the Company, a voting proxy respecting the remaining 4,731,092 NAIS Shares, NAIS's right to have any of the NAIS Shares registered by the Company was rescinded, and certain other terms respecting sales of shares.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended June 30, 1999 no matters were submitted to a vote of the shareholders of the Company.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock, is traded on a limited basis in the over-the-counter market and quoted on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the "OTC Bulletin Board"). The following table sets forth representative high and low bid prices by calendar quarters as reported in the OTC Bulletin Board during the last three fiscal years. The level of trading in the Company's common stock has been limited and the bid prices reported may not be indicative of the value of the common stock or the existence of an active market. The OTC market quotations reflect inter-dealer prices without retail markup, mark-down, or other fees or commissions, and may not necessarily represent actual transactions.

                                                            BID PRICES
                    PERIOD                                 COMMON STOCK

         FISCAL YEAR ENDED JUNE 30, 1997                LOW            HIGH
                                                       -----          -------

                  September 30, 1996                   $0.19          $  0.45
                  December 31, 1996                     0.13             0.44
                  March 31, 1997                        0.23             0.58
                  June 30, 1997                         0.18             0.44


         FISCAL YEAR ENDING JUNE 30, 1998

                  September 30, 1997                   $0.13          $0.4375
                  December 31, 1997                     0.20             0.37
                  March 31, 1998                        0.19             0.39
                  June 30, 1998                         0.23            0.375


         FISCAL YEAR ENDING JUNE 30, 1999

                  September 30, 1998                   $0.12          $  0.30
                  December 31, 1998                     0.10             0.28
                  March 31, 1999                        0.15             0.25
                  June 30, 1999                         0.09             0.28


SHAREHOLDERS

         As of September 17, 1999, the number of holders of record of the Company's common stock, $.001 par value, was approximately 470, which does not include shares held by persons or companies in street or nominee name.

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


SALES OF UNREGISTERED SECURITIES

         The following sets forth information respecting the dates, purchasers, and consideration respecting sales of common stock by the Company without registration under the Securities Act of 1933, as amended (the "Securities Act") during the fiscal year ended June 30, 1999, and not previously reported in a quarterly report on Form 10-Q.4


SALES TO EXECUTIVE OFFICERS IN RESPECT OF SERVICES RENDERED

         As discussed extensively, below, in the footnotes to the Summary Compensation Table, which appears in Item 10 of this Report, "Executive Compensation - Current Remuneration" and in Item 12 of this Report, "Certain Relationships and Related Transactions - Issuance of Stock in Lieu of Salaries and Consulting Fees", during the fiscal year ended June 30, 1999, the Company had available financial resources to meet only part of its salary obligations to its executive officers and its corporate and securities counsel, and to reimburse such persons for out-of-pocket disbursements and other financial accommodations made by them for the account, or on behalf, of the Company. As a result, such persons accepted unregistered shares of the Company's common stock, valued, for this purpose only, at fifty percent of the average of the bid and ask prices for of stock as traded in the over-the-counter market and reported in the electronic bulletin board of the NASD, as follows:

         On July 10, 1998, in consideration of unpaid executive services and unreimbursed expenses rendered under the terms of their respective employment agreements and paid by such persons for the account and on behalf of the Company and for other financial accommodations provided to the Company, during the four-month period which commenced on December 1, 1997 and ended on March 31, 1998, Tirex issued shares of its common stock to its four executive officers and its corporate counsel. These issuances were valued at $0.1399 per share, which value was equal to 50% of the average of the bid and ask price for the common stock during the period when such unpaid salaries and expenses were earned and incurred, as traded in the over-the-counter market and quoted in the OTC Bulletin Board, as follows:

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

----------------------
   4 FOR INFORMATION RESPECTING SALES OF UNREGISTERED SHARES OF ITS COMMON STOCK MADE BY THE COMPANY DURING THE FIRST THREE QUARTERS OF FISCAL 1998, REFERENCE IS MADE TO THE DISCLOSURE THEREOF CONTAINED IN PART II, ITEM 2. "CHANGES IN SECURITIES" CONTAINED IN THE COMPANY'S QUARTERLY REPORTS ON FORMS 10-QSB FOR THE QUARTERS ENDED SEPTEMBER 30, 1997, DECEMBER 31, 1997, AND MARCH 31, 1998.

         SECURITIES ISSUED AS COMPENSATION UNDER WRITTEN EMPLOYMENT AGREEMENTS

         On or about July 28, 1998 the Company issued an aggregate of 4,095,057 shares of its common stock to Louis Sanzaro, Jean Frechette and Scott Rapfogel pursuant to their respective employment agreements with the Company. The foregoing issuances comprised 3,000,000 shares to Mr. Sanzaro, 1,000,000 shares to Mr. Frechette and 95,057 shares to Mr. Rapfogel. In April of 1999, the Company issued 1,000,000 shares to Mr. Ash which constituted a signing bonus which was issued in consideration for Mr. Ash's agreeing to discontinue his other business activities in order to enter into an employment agreement with the Company whereby Mr.Ash agreed to serve as the Secretary-Treasurer and Chief Financial Officer of the Company.

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

         ISSUANCE OF STOCK IN CONSIDERATION FOR FINANCIAL ACCOMMODATIONS

                  On or about July 9, 1998, the Company authorized the issuance of 4,000,000 shares of its common stock to Terence C. Byrne, the Chairman of the Board of Directors and CEO of the Company and 2,000,000 shares of its common stock to Frances Katz Levine, formerly the secretary and a director, and then chief corporate and US securities counsel of the Company. Such issuances were made in consideration of financial accommodations made by such persons for the benefit of the Company including, but not limited to, the following: since January of 1995, on behalf, and for the benefit, of the Company and without any cash compensation therefor, Terence C. Byrne and Frances Katz Levine had made substantial financial accommodations and had put themselves at significant financial risk, including, but not limited to the following: Mr. Byrne's; (i) having made personal loans to the Company, including a loan in the amount of $102,000 made in January of 1998; (ii) having been personally responsible for all credit card debt of the Company, covering all travel, entertainment, and significant day-to-day operating expenses of the Company; (iii) being the co-guarantor of all bank debt of the Company and its subsidiaries; and (iv) being the co-guarantor on all equipment leases of the Company; and Ms. Levine having for a continuous period of three and one-half years, provided, rent-free and with no charge for the costs of utilities, a fully-equipped law office, dedicated solely and exclusively to the requirements of the Company and throughout such period, having paid, without any cash reimbursement ever having been made to her, all costs and expenses incurred by the Company in connection with its legal service requirements, including but not limited to: (i) telephone charges (ii) office furnishings, equipment, and supplies; (iii) Federal Express and other postage; and (iv) secretarial and clerical staff salaries.

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

         On April 1, 1998, the Company entered into a consulting agreement (the "SCT Agreement") with Security Capital Trading, Inc. ("SCT"), a financial consulting firm, and pursuant thereto: (i) issued to SCT stock purchase warrants (the "SCT Warrants") to purchase a total of 2,000,000 shares of the Company's common stock at exercise prices of $.25 per share for the first 666,666 shares, $.40 per share for the next 666,666 shares, and $.50 per share for the remaining 666,667 shares. The Company has the shares issuable upon the exercise of the SCT Warrants in a registration statement on Form SB-2 which was filed with the Securities and Exchange Commission on May 21, 1998. This SB-2 Registration Statement has not been deemed effective.

         On January 28, 1998, the Company entered into a consulting agreement with Louis Sanzaro (the "Consulting Agreement"), who, until November 23, 1999 was an officer of the Company. Compensation for all consulting services rendered by Mr. Sanzaro under the terms of the Consulting Agreement, consisted of the issuance to Mr. Sanzaro of one million (1,000,000) shares of the Company's common stock, 600,000 of which were issued to Mr. Sanzaro on January 30, 1998 and 400,000 of which were issued on or about April 30, 1998.

SECURITIES ISSUED AS COMPENSATION UNDER SEVERANCE AGREEMENTS

         In July of 1999, the Company issued 3,485,714 shares and 2,022,857 shares to Frances Levine and Scott Rapfogel, the Company's previous in-house Corporate Counsel, under the terms of a severance agreement. Also provided in this severance agreement was the issuance of 2,000,000 shares under option to each of Frances Levine and Scott Rapfogel.

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

         The sales discussed above under the subheadings "Sales to Executive Officers in Respect of Services Rendered", "Securities Issued as Compensation under Written Employment Agreements", "Issuance of Stock in Consideration for Financial Accommodations", "Securities Issued as Compensation Under Written Consulting Agreements", "Sales to Non-Affiliated Parties in Respect of Services Rendered" and "Securities Issued in Lieu of Rent" are each claimed to have been exempt from registration under the Act pursuant to Section 4(2) thereof, as more fully described below.


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

         Accordingly, the Company claims the transactions hereinabove described, to have been exempt from the registration requirements of Section 5 of the Act by reason of Section 4(2) thereof in that such transactions did not form part of a single financing plan and did not involve a public offering of securities.


SALES MADE PURSUANT TO EXEMPTION FROM REGISTRATION AVAILABLE UNDER RULE 506 OF THE ACT.

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

         The Type A Private Placement was effected in reliance upon the availability of an exemption from the registration provisions of the Securities Act by virtue of compliance with the provisions of Section 4(2) of the Securities Act and Rule 506 of Regulation D thereof ("Rule 506"). The Type A Units were offered and sold to a limited number of sophisticated investors who, the Company believed, understood and were economically capable of accepting the risks associated with a speculative investment, including the complete loss of such investment, and who are "Accredited Investors" within the meaning prescribed by Regulation D and Rule 501 of the Securities Act.

         The 1,000,000 outstanding Type A Warrants are exercisable at a price of $.001 per share. The Type A Debentures are convertible commencing on the day following the effective date of the Company's Registration Statement at a conversion ratio equal to a maximum of 67.5% and a minimum of 61.5% of the closing bid price of the Company's common stock on the trading date immediately preceding the date of the Company's receipt of a notice of conversion. The factors which affect the conversion ratio are discussed, above, in Item 1 of this Report under the caption, "Material Financing Activities - The Type A Private Placement". After December 31, 1999, the Type A Debentures will be redeemable, at the request of the holder, at 125% of the principal amount plus all accrued unpaid interest on the principal amount. During fiscal 1999, 1,000,000 warrants were exercised, leaving 1,000,000 warrants still outstanding.

         The remaining 1,000,000 Type A Warrant Shares and the shares of the Company's common stock issuable pursuant to the conversion of the Type A Debentures (the "Type A Debenture Shares"), are included in the Company's Registration Statement on Form SB-2 which has not been deemed effective.

         Between January 23, 1998 and May 11, 1998, the Company sold 230,000 shares of its common stock and 23 - 10% convertible Debentures, each in the principal amount of $10,000, to 21 private investors, who had no affiliation with the Company. These securities were sold as 23 units (the "Type B Units"), in a private placement (the "Type B Private Placement", made by the Company between January 20, 1997 and May 11, 1998, through H.J. Meyers & Co., Inc., as placement agent (the "Placement Agent"), at a price of $10,300 per Unit. The Type B Private Placement was a continuance by the Company of a private placement (the "RPM Private Placement") made by RPM Incorporated ("RPM"), which commenced upon the effective date of a merger (the "RPM Merger") of RPM into the Company's wholly-owned subsidiary, Tirex Acquisition Corp. ("TAC"). Each Type B Unit consisted of one 10% Convertible Subordinated Debenture in the principal amount of $10,000 (the "Type A Debentures") and 10,000 shares of the common stock of the Company. The Type B Units were sold in a series of three closings, as follows:

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

         The Type B Private Placement was effected in compliance with Rule 506 and the Type B Units were offered and sold only to a limited number of sophisticated investors who, the Company believed, understood and were economically capable of accepting the risks associated with a speculative investment, including the complete loss of such investment, and who were "Accredited Investors" within the meaning prescribed by Regulation D and Rule 501 of the Securities Act.

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

         Between the last week in March 1998 and May 11, 1998, in a private placement (the "Type C Private Placement") made directly by the Company, with all offers and sales made by officers of the Company, the Company sold an aggregate of 11,760,000 shares of the Company's common stock (the "Type C Shares") at a price of $.10 per share to 57 private investors. The Type C Private Placement was effected in reliance on Rule 506 and the Type C Shares were offered and sold only to a limited number of sophisticated investors who, the Company believed, understood and were economically capable of accepting the risks associated with a speculative investment, including the complete loss of such investment, and who were "Accredited Investors" within the meaning prescribed by Regulation D and Rule 501 of the Act.

         The 11,760,000 Type C Shares which were sold are being registered for resale to the public by the holders thereof by way of their inclusion in the Registration Statement on Form SB-2 which has not been deemed effective.

         On September 15, 1999, the Company issued 2,654,731 Shares of Common Stock to Terence C. Byrne and Vijay Kachru, officers of the Company and John B.M. Frohling, its U.S. Securities Counsel, which were included on a Registration Statement on Form S-8, Registration No. 333-87155.


BASIS FOR SECTION RULE 506 EXEMPTION CLAIMED

         With respect sales and other issuances of securities as hereinabove described and claimed to have been exempt from the registration requirements of
Section 5 of the Act pursuant to Rule 506 thereof:

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

         (d) Each of the Purchasers is an accredited investor, as that term is defined in Rule 501(a) of the Act, and has such knowledge and experience in financial and business matters that he or she is capable of evaluating the merits and risks of such investments and is able to bear the economic risk thereof.

         (e) The Company made no sales of unregistered securities during the six month period preceding the sales made pursuant to Rule 506 except for sales made pursuant to Employee Benefit Plans as that term is defined in Rule 405 of the Act.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following is Management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the fiscal years ended June 30, 1998 ("Fiscal 1998"), and June 30, 1999 ("Fiscal 1999"). This discussion also includes events which occurred subsequent to the end of Fiscal 1999 and contains both historical and forward- looking statements. When used in this discussion, the words "expect(s)", "feel(s)","believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures elsewhere in this Report which discuss factors which affect the Company's business, including the discussion at the end of this Management's Discussion and Analysis, under the subcaption "Risk Factors". This discussion should be read in conjunction with the Company's Consolidated Financial Statements, respective notes and Selected Consolidated Financial Data included elsewhere in this Report.

         The Company is in the very early stages of the business of manufacturing its patented cryogenic scrap tire recycling equipment (the "TCS-1 Plant"). It is also currently in the process of establishing and initiating operations in a second business segment which will involve owning and operating, directly or indirectly, on exclusive or joint venture bases, rubber crumb production operations.

         In January 1998, the fully automated front-end tire preparation module, and in March 1998, the cryogenic tire freezing section of the first full-scale TCS-1 Plant (the "First Production Model") were completed and delivered to OTRP. As discussed in more detail, below, the Company received a total of $880,000 in payment therefor and this Plant is presently installed at the Company's 90,000 square foot Montreal manufacturing facility (see also Item 1 of this Report "Existing and Proposed Businesses - Sales and Marketing - Agreements with Oceans Tire Recycling & Processing Co., Inc.["OTRP"] and Proposed TCS-1 Plant
Operations: Sales of Rubber Crumb and Manufacture and Sale of Finished Products"). All major components of the First Production Model were successfully tested and were operational on a non-continuous running basis by May 1998. In mid-June 1998, the Company initiated the second stage of testing, which consisted of testing all major components and all functions of the First Production Model, individually, on a continuous running basis. By September 1998, results of second stage tests indicated that approximately 85% of the TCS-1 Plant components met all of the Company's specifications. In addition, under continuous testing conditions, certain unanticipated design anomalies were discovered, which required modification. The Company also identified several opportunities for improvements in the original design of the TCS-1 Plant, which the Company believes will increase economy and efficiency of its operation. In September 1998, the Company retained an engineering firm to: (i) prepare and/or finalize all design and engineering drawings, operation and technical manuals, and other documentation respecting the TCS-1 Plant; and (ii) make an independent engineering assessment of the Company's findings from its second stage testing of the TCS-1 Plant to verify and authenticate the modifications which were required to assure the Plant's conformity with targeted performance criteria. The Company also retained a mechanical fabrication company to do all mechanical fabrications required during the final stage of the project. However, in the third quarter of fiscal 1999 it became apparent that neither BHA nor Plasti-Systemes had, in fact, the required engineering resources to complete the mandates they had contracted for. Faced with the Company's refusal to pay invoices until BHA would deliver the services required by the mandate, BHA withdrew from the Company's premises, effectively terminating the contract. These difficulties with BHA and Plasti-Systemes caused a delay of at least six months relative to the Company's goal of having the system fully-operational by the fourth quarter of Fiscal 1999. The Company has since reverted to an earlier design concept for the freezing tower, based on a known technology and expects to have the freezing tower operational by November of 1999.

         During the last half of Fiscal 1999, the Company engaged the process of establishing manufacturing capacity for the production of rubber welcome mats to be sold to IM2. Entering this new business segment was expected to be profitable based on the estimated costing of the rubber crumb which the TCS-1 would produce. In addition, entering this segment was strategically useful to demonstrate to possible buyers of TCS-1 systems that there was a real use and market for the rubber crumb. The Company's initial operations in this segment were conducted pursuant to an agreement (the "IM2/Tirex Agreement") with IM2 Merchandising and Manufacturing, Inc. ("IM2"), in Quebec. Pursuant to the IM2/Tirex Agreement, the Company acted as IM2's exclusive supplier of rubber welcome mats and related products molded out of rubber crumb ("IM2 Products"). Shipments of limited quantities of mats commenced at the beginning of April 1999. These mats were produced using recycled rubber crumb purchased from other companies because the TCS-1 could not, at that time, produce sufficient quantities of rubber crumb to meet the requirement. Furthermore, technical difficulties in the freezing tower section of the TCS-1 were identified during the fourth quarter which further reduced the availability of TCS-1 rubber crumb. The price difference between externally purchased rubber crumb and the forecast cost to the Company of TCS-1 produced crumb, taking into account tire recycling subsidies available from the Government of Quebec, was and remains very substantial, and makes the difference between being profitable and unprofitable on mat production at the prices the Company was able to obtain for such mats. In addition, it became apparent in June and July of 1999 that capital asset requirements and the financial and human resources being consumed by the mat production operation were impeding progress on the completion of the TCS-1 which was and remains the primary focus of the Company. In August 1999, the Company began negotiations for the sale of the mat production assets and the majority of the inventory to IM2. This divestiture was announced on September 7, 1999. As of November 23, 1999, the sale of these assets to IM2 had not been completed and the Company cannot provide any assurances at this time that the sale will, in fact, be completed. Pursuant to this divestiture, the Company will continue with its primary points of focus, these being the manufacture and sale of TCS-1 tire Disintegration Systems and the development of rubber-thermoplastic compounds.

         The First Production Model, which is presently installed at the Company's manufacturing facility, was the subject of a Lease and Purchase Agreement (the "OTRP Agreement") between the Company and Oceans Tire Recycling & Processing Co., Inc. ("OTRP"), a company controlled by Louis Sanzaro, a Director of the Company. The OTRP Agreement called for a total purchase price, for the purchasable components of the Plant, of $1,225,000 and total five-year operating lease payments for the leasable components of the Plant, of $750,000 (see Item 1 of this Report "Existing and Proposed Businesses - Equipment Manufacturing - Sales and Marketing - Agreements with Oceans Tire Recycling & Processing Co., Inc."). In December 1997, OTRP and the Company agreed that, to the extent necessary for OTRP to obtain sale and lease-back financing for the front-end module ("Front-End") and for certain parts of the Air Plant portion of the Plant, the said OTRP Agreement would be deemed to be modified, as required for such purpose. OTRP arranged with an equipment financing company for sale and lease financing, pursuant to which: (i) the said financing company purchased the Front-End and certain designated portions of the TCS-1 Plant's Air Plant directly from the Company; and (ii) leased such equipment back to OTRP and/or the OTRP principals. The Company received a total purchase price of $880,000 in respect of the foregoing sales, with irrevocable acceptances and final payments obtained in December 1997 and April 1998, respectively. The Company and OTRP agreed that the remaining provisions of the OTRP Agreement would be deemed to be reformed or rescinded so as to allow ownership of the components of the First Production Model to be transferred, sold, or allocated, as the parties agree will be in their best interests (see Item 1 of this Report, "Existing and Proposed Businesses - Proposed TCS-1 Plant Operations: Sales of Rubber Crumb and Manufacture and Sale of Finished Products" and Item 2, "Description of Property").

         On December 16, 1998, the Company entered into two sale and lease-back transactions respecting the single fracturing mill and the single freezing tower contained in the First Production Model. Such transactions were effected by and among the Company, North Shore Leasing & Funding Inc. ("NLFI"), and Ocean Utility Contracting, Inc. ("OUCI"), a company affiliated with OTRP through common ownership and control. Pursuant thereto, the Company sold the foregoing components to NLFI and NLFI leased them back to OUCI. The Company received an aggregate of $300,000 by way of the purchase prices for the two components. The Company and OUCI have agreed that all of OUCI's rights under the respective leases will be assigned to the Company and the Company will assume all of OUCI's liabilities thereunder (see Item 1 of this Report "Existing and Proposed Businesses Sale and Lease-back Transactions"). The Company and OTRP have not yet finalized the structure and ownership of the First Production Model, but it is anticipated that they will each contribute, among other things, the respective portions of the Plant which they own (or lease) and that profits and liabilities from operation of the First Production Model will be divided in proportion to their respective contributions.

         Because of the lengthy delays in the commencement of commercial operations, the Company has also had to, and may in the near future be forced to continue to, cover its overhead costs from sources other than revenues from operations. As of September 1, 1999, the Company estimates that overhead costs from July 1, 1999 until the date that adequate revenues will be generated to cover it overhead costs, will amount to approximately $250,000.

LIQUIDITY AND CAPITAL RESOURCES

         The activities of the Company since its formation in 1987 and the inception of its current business in 1993 have been financed by sources other than operations. Such financing was principally provided by the sale of securities in private transactions the most important of which yielded aggregate net proceeds in fiscal 1998 of $2,063,795 (see "The Company - Material Financing Activities"). In total, funds raised by the Company from private sales of its securities are as follows:

         -----------------------------------------------------------------
         Year Ended June 30th           Proceeds From Sales of Securities
         --------------------           ---------------------------------
         -----------------------------------------------------------------
                1999                               $  286,500
         -----------------------------------------------------------------
                1998                                2,063,795
         -----------------------------------------------------------------
                1997                                  345,391
         -----------------------------------------------------------------
                1996                                   80,872
         -----------------------------------------------------------------
                1995                                   22,316
         -----------------------------------------------------------------
                1994                                  237,430
         -----------------------------------------------------------------
                1993                                   76,055
         -----------------------------------------------------------------
                1990                                   80,812
         -----------------------------------------------------------------
                1989                                   77,000
         -----------------------------------------------------------------

         During the fiscal years ended June 30, 1997 and June 30, 1998 and June 30, 1999, the Company received additional funding from Quebec and Canadian government grants, loans, loan guarantees and refundable tax credits for purposes of completing the development of the TCS-1 Plant and for the international marketing of such plants (see Item 1. of this Report, "Existing and Proposed Businesses - Canadian Operations - Canadian Financial Assistance - Grants, Loans, and Commitments"). Canadian and Quebec government research and development tax incentives take the form of both tax deductions from otherwise taxable income and tax credits respecting the eligible research and development expenditures of the Company (see "Existing and Proposed Businesses - Canadian Operations"). Insofar as tax credits for scientific research and experimental development are concerned, such credits are offered by both the governments of Canada and of Quebec. The tax credits are calculated as a percentage of research and development expenditures deemed eligible by the Revenue Departments of each government. The percentages vary according to the size of the company (defined according to the asset base and revenues generated by the company), the residency of the majority of the voting control and other factors. In the case of both the provincial and the federal governments, where the amount of the tax credit exceeds other tax liabilities, such as taxes on income and on capital, and subject to certain other conditions which a company meets, the amount of any difference is paid to the company, thus the term, "Refundable Tax Credits". The effective rate of the credit varies from one company to another as a function of a number of factors, not least of which are: (i) the nature of the costs being claimed such as labor costs versus non-labor costs (the credit for labor costs is higher than for non-labor costs); and (ii) the proportion of expenditures which can be attributed to research and development but which are not deemed eligible for the tax credits by their nature. Insofar as the Company is concerned, the tax credits have varied from approximately 25% to 30% of total research and development expenditures, including certain types of expenditures deemed ineligible for tax credits. During the last three fiscal years, virtually all of the activities connected with the development and construction of the First Production Model of the TCS-1 Plant have qualified as expenses eligible for refundable tax credits.

         As a further measure to stimulate research and development, the Quebec Government, through its agency, Guarantee Quebec ("GQ") and previously through the Societe de developpement industriel du Quebec, a public sector corporation wholly owned by the Government of Quebec, (the "SDI") (A FORMER ENGLISH VERSION OF THIS NAME WAS THE QUEBEC INDUSTRIAL DEVELOPMENT CORPORATION), has put into place a loan guarantee program (the "GQ / SDI Loan Guarantee Program") which provides the SDI's guarantee of repayment of 75% of the amount of bank loans made to companies in anticipation of such companies receiving refundable tax credits. The GQ / SDI Loan Guarantee Program therefore enhances a company's ability to borrow from financial institutions up to 75% of the amount of the anticipated tax credit for expenditures already incurred ("Allowable Post-Expenditure Loans"), prior to the receipt of the anticipated tax credit. Alternatively, the GQ / SDI Loan Guarantee Program allows companies to borrow, prior to making any expenditures, up to 60% of the amount of the anticipated tax credit based on budgeted expenditures not yet incurred (80% of the amount of an Allowable Post-Expenditure Loan). This provides the cash flow essential to the research and development efforts. In the absence of any tax liabilities, these tax credits have functioned as monetary grants and constituted receivables which were used, prior to their being paid to the Company, to secure conventional bank financing, supported in part by the GQ / SDI guarantee noted above.

         In connection with the Refundable Tax Credits, during the first quarter of 1998, the Bank of Montreal ("BOM") approved a loan to the Company of up to Cdn$937,000, or approximately US$655,900 ("the BOM Tax Credit Loan") to be used to pay expenses which would then be eligible for refundable tax credits. This entire credit facility was used by the Company and was repaid in full by March 24, 1999.

         In connection with Refundable Tax Credits for the fiscal year ending June 30, 1999, the Company received on May 9, 1999 an offer of tax credit financing to a maximum amount of Cdn$750,000 (approximately US$525,000) from the Bank of Nova Scotia ("ScotiaBank"), subject to the provision of a loan guarantee by GQ, which guarantee was issued on June 6, 1999. As of June 30, 1999, Cdn.$600,000 (approximately US$420,000) had been lent to the Company pursuant to the ScotiaBank Tax Credit Loan and was still outstanding as a liability on the Balance Sheet. The ScotiaBank Tax Credit Loan was secured by: (i) a first-ranking lien on all of the assets, tangible and intangible, present and future of the Company's Canadian subsidiary, Tirex R&D; (ii) a lien on the Company's patent for the cryogenic tire disintegration process and apparatus of the TCS-1 Plant; and (iii) personal guarantees of two officers and directors of the Company.

         GQ, under its above described Loan Guarantee Program, guaranteed repayment of 75% of the ScotiaBank Tax Credit Loan ("the GQ Guarantee"). The GQ Guarantee was secured by a lien on the Company's projected tax credit receivables.

         Borrowings drawn down under the ScotiaBank Tax Credit Loan bear interest, from the date the funds are drawn down until the outstanding principal and all accrued and unpaid interest thereon are repaid, at an annual rate equal to the Bank of Montreal Prime Rate (which, for reasons of inter-bank competition, is usually equivalent to Canadian Prime Rate) plus 1.25%. Interest on the outstanding balance of the ScotiaBank Tax Credit Loan is due and payable monthly. The outstanding principal amount is repayable upon the Company's receipt of tax credit refunds from the Canadian and/or Quebec tax authorities and the release of the funds by GQ to ScotiaBank. During the last three fiscal years, the Company made research and development expenditures, generated tax credit claims, and received funds by way of borrowings under the Scotiabank Tax Credit Loan, as set forth in the following table:

-------------------------------------------------------------------------------------------------------------------------
                                                                     AMOUNT                               CUMULATIVE
                                   AMOUNT OF R&D  AMOUNT OF TAX     BORROWED                              OUTSTANDING
    PERIOD         AMOUNT OF R&D   EXPENDITURES     CREDITS          AGAINST                            BALANCE OF LOAN
 R&D EXPENSES      EXPENDITURES    ELIGIBLE FOR   ESTIMATED BY      ESTIMATED          AMOUNT OF TAX      AS AT END OF
 WERE INCURRED       INCURRED       TAX CREDITS   BANKS AND SDI    TAX CREDITS        CREDIT RECEIVED        PERIOD
-------------------------------------------------------------------------------------------------------------------------
RE: BOM                 -0-             -0-           -0-             -0-                 -0-                  -0-
July 1, 1995 to
June 30, 1996
-------------------------------------------------------------------------------------------------------------------------
July 1, 1996 to    Cdn$1,576,761   Cdn$1,576,761   Cdn$579,305        -0-(1)              -0-(2)               -0-
June 30, 1997
-------------------------------------------------------------------------------------------------------------------------
July 1, 1997 to    Cdn$2,723,443   Cdn$2,723,443   Cdn$982,113     Cdn$828,230(1)     Cdn$307,208(2)      Cdn$597,820
June 30, 1998
-------------------------------------------------------------------------------------------------------------------------
July 1, 1998 to    Cdn$1,167,892        (3)            (4)         Cdn$108,770(1)     Cdn$245,517(5)(6)   BOM Loan = zero
June 30, 1999
-------------------------------------------------------------------------------------------------------------------------
RE: SCOTIABANK     Cdn$2,512,604   Cdn$2,163,508   Cdn$1,000,000   Cdn$600,000              n/a           ScotiaBank Loan
July 1, 1998 to                                                                                             Cdn$600,000
June 30, 1999
-------------------------------------------------------------------------------------------------------------------------
Subsequent to           n/a             n/a             n/a        Cdn$150,000              n/a           ScotiaBank Loan
June 30, 1999                                                                                             Cdn$750,000 (7)
-------------------------------------------------------------------------------------------------------------------------

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

         (2) All funds by way of Tax credits received by the Company during fiscal 1998 were attributable to research and development expenditures made by the Company during fiscal 1997 and Tax Credits received during fiscal 1999 were attributable to research and development expenditures made by the Company during fiscal 1998.

         (3) On or about October 20, 1999, and in accordance with the tax laws and procedures of the Revenue Departments of the governments of Canada and of Quebec, the Company submitted a claim for tax credits based upon any research and development expenditures made during fiscal 1999. The Company expects that a portion of such expenditures will be eligible for Refundable Tax Credits. In connection therewith, the Company obtained credit facilities from ScotiaBank, similar to the BOM Tax Credit Loan, based upon estimated tax credit receivables.

         (4) The Company made research and development expenditures in the amount of Cdn$2,163,508 during fiscal 1999, and the Company believes that a portion of such expenditures will be eligible for Refundable Tax Credits. It should be noted further that the entire amount available to the Company under the ScotiaBank Tax Credit Loan has already been borrowed by the Company in connection with research and development expenditures made by the Company during the year ended June 30, 1999.

         (5) Tax credits received by the Company during fiscal 1999, are attributable to research and development expenditures made by the Company during the fiscal year ended June 30, 1997 and 1998.

         (6) The annual Canadian federal government audit of eligible research and development expenditures for the fiscal year ending June 30, 1998 took place in January 1999. As a result of the audit, the Company received approval for tax credits in the amount of Cdn$637,033 from the Government of Canada and Cdn$490,927 from the Government of Quebec. The tax credits received were used to reduce the BOM Tax Credit Loan balance to zero in March of 1999.

         (7) On November 5, 1999, the Company received and cashed a check from the Revenue Department of the Government of Quebec in respect of research and development tax credits for the fiscal year ended June 30, 1999. This check amounted to Cdn$606,948 (approximately US$413,000). In accordance with the requirements of the loan guarantee provided by
                  Garantie-Quebec, an amount of Cdn$400,000 (approximately US$272,000) was given that same day to ScotiaBank to reduce the loan balance. As of November 23, 1999, the loan balance due to ScotiaBank is thus Cdn$350,000 (approximately US$238,000). As of November 23, 1999, no research and development tax credit checks had yet been received from the Revenue Department of the Government of Canada.

         During the last three fiscal years, the Company also received additional financial assistance by way of loans and grants from Quebec governmental agencies, for the design and development of the TCS-1 Plant and for export market development as follows:

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

         In lieu of receiving from the Company a check in March of 1999 in the amount of Cdn$50,000, CEDQR indicated that it would have Revenue Canada reduce the amount of the tax credit check now due to the company by this same Cdn$50,000, this offset thus satisfying the Company's responsibility respecting the March 31, 1999 payment. As of November 23, 1999, the Company had not received any checks from the Government of Canada from which the Cdn$50,000 would have been deducted.

         The terms and purposes of the CEDQR Loan are discussed in more detail in "Existing and Proposed Businesses - Canadian Operations - Canadian Financial Assistance - Grants, Loans, and Commitments".

         2. In April of 1996, the Company qualified for a grant from Societe Quebecoise de Recuperation et de Recyclage ("Recyc-Quebec"), a self-financed, Quebec Government-owned corporation established to facilitate and promote materials recovery and recycling. The amount of such grant was $75,000 Canadian (approximately $52,500 U.S.). Of this amount, the Company received $50,000 Canadian (approximately $35,000 US) during the fiscal year ended June 30, 1997. The terms of the grant provided that the Company would receive the balance of $25,000 Canadian (approximately $17,500 U.S.) when the Company filed a final report on the completion of the project. Such a report was be filed in or about

February 1999 and the balance was received. The terms and purposes of this grant are discussed in more detail in "Existing and Proposed Businesses - Canadian Operations - Canadian Financial Assistance - Grants, Loans, and Commitments".

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

====================================================================================================================================
                                                     AMOUNT OF
                                                       FUNDS
                                                    RECEIVED BY
                                                   COMPANY AS OF                       REPAYMENT TERMS
                                     MAXIMUM         DECEMBER 31, ========================================================   RATE OF
     NATURE OF PROJECT            AMOUNT OF LOAN        1998                 DATE DUE                  AMOUNT OF PAYMENT    INTEREST
------------------------------------------------------------------------------------------------------------------------------------
Market Research Feasibility         Cdn $20,000      Cdn $20,000  At the end of any fiscal year        1% of gross annual     None
Study for Iberian Peninsula                                       in which the Company has revenues    revenue from sales
                                                                  from sales of TCS-1 Plants in the    in Iberia
                                                                  Iberian Peninsula
------------------------------------------------------------------------------------------------------------------------------------
Market Research Feasibility         Cdn $20,000      Cdn $20,000  At the end of any fiscal year        1% of gross annual     None
Study for India                                                   in which the Company has revenues    revenue from sales
                                                                  from sales of TCS-1 Plants in India  in India
------------------------------------------------------------------------------------------------------------------------------------
Market Research Respecting          Cdn $95,000      Cdn $95,000           June 30, 2001                  Cdn $ 6,333         None
Potential United States Markets                                            June 30, 2002                  Cdn $12,666
for Rubber Crumb                                                           June 30, 2003                  Cdn $18,999
                                                                           June 30, 2004                  Cdn $25,333
                                                                           June 30, 2005                  Cdn $31,666
------------------------------------------------------------------------------------------------------------------------------------
Iberian Market Development          Cdn $95,000      Cdn $95,000  At the end of any fiscal year        1.5% of gross annual   None
Activities Related to Positioning                                 in which the Company has revenues    revenue from sales
the Company to Market TCS-1 Plants,                               from  sales of TCS-1 Plants          in Iberia
Rubber Crumb, and Related Products                                in Iberia
in Iberia
------------------------------------------------------------------------------------------------------------------------------------
Market Research Activities          Cdn $98,000      Cdn $98,000           June 30, 2001                  Cdn $ 6,533.33      None
Respecting the Feasibility of using                                        June 30, 2002                  Cdn $13,066.66
Rubber Crumb in Thermoplastic                                              June 30, 2003                  Cdn $19,600.00
Elastomer Compounds in the United                                          June 30, 2004                  Cdn $26,133.33
States and Canada.                                                         June 30, 2005                  Cdn $32,666.66
====================================================================================================================================

         These loans and the projects which they supported are discussed in more detail in "Existing and Proposed Businesses - Canadian Operations" and "Existing and Proposed Businesses - Sales and Marketing".

         The Company believes it will be able to cover the balance of the capital investments and expenditures which it will be required to make in connection with: (i) modifications which were and will be made to the TCS-1 Plant;(ii) commencement of full scale, commercial manufacture of TCS-1 Plants; and (iii) meeting its overhead on a level sufficient to sustain the Company for at least the next twelve months, from a combination of some or all of the following sources: (i) expected cash flow from sales of four TCS-1 Plants to ENERCON America Distribution Limited ("Enercon") of Westerville, Ohio. (see Item 1 of this Report "Existing and Proposed Businesses - Sales and Marketing - The Enercon Agreements"); (ii) Canadian and Quebec government and governmental agency grants, loans, and refundable tax credits; (iii) sale and lease back financing on equipment owned by the Company; (iv) conventional asset based debt financing against receivables and inventory; (v) refunds of all of the 15% sales taxes paid by the Company on all goods and services purchased in connection with the Company's manufacturing activities, which the Company, as a manufacturer and exporter of goods is entitled to (vi) subcontractor financing; (vii) vendor financed equipment purchases and/or (viii) a research and development tax credit facility from ScotiaBank for the 1999 calendar year. The Company is presently actively pursuing all of the foregoing avenues of financing. In addition, management believes that the Company will be able to obtain sufficient production financing to cover the costs of constructing subsequent TCS-1 Plants, using the constituent components of the Plant to be financed, as collateral for debt financing to cover its construction costs.

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

         Any failure or delay in the Company's receipt of the required financing would be directly reflected in a commensurate delay or failure in the commencement of: (i) full scale manufacturing of TCS-1 Plants; and (ii) the commercial operation of the First Production Model. It should be noted also that the period of time during which any funds raised will be available to cover normal overhead costs could be significantly reduced if the Company is required to make substantial, presently unanticipated, expenditures to correct any further flaws or defects in the design or construction of the First Production Model, which may become apparent when it is subjected to continuous operation on a long term, commercial basis. Moreover, given the early stage of development of the Company, it is impossible at this time to estimate with any certainty the amount of income from operations, if any, during the next twelve months.

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

         As of June 30, 1999, the Company had total assets of $4,398,004 as compared to$3,814,648 at June 30, 1998 reflecting an increase of $583,356. Fiscal year-end total assets at June 30, 1998 had reflected a previous increase of $2,259,028 over $1,555,620 at June 30, 1997. Management attributes the increase in total assets at June 30, 1998 principally to (i) an increase of $1,305,007 in Property, Plant and Equipment from $977,288 as of June 30, 1998 to $2,282,295 as of June 30, 1999, and (ii) an increase of $96,886 in Research and development tax credits receivable from $855,818 as of June 30, 1998 to $952,704 as of June 30, 1999. These increases were partially offset by (i) decreases in cash and cash equivalents which went from $398,971 as of June 30, 1998 to $177,256 as of June 30, 1999, a decease of $221,715, (ii) a decrease of $204,500 in current prepaid expenses and deposits from $618,226 as of June 30, 1998 to $413,766 as of June 30, 1999, resulting from amortization of such prepaid expenses, and similarly in long-term prepaid expenses and deposits which decreased by $261,757 from $445,677 as of June 30, 1999 to $183,920 as of June 30, 1999.

         As of June 30, 1999, the Company had total liabilities of $3,952,008 as compared to $3,360,588 at June 30, 1998, reflecting an increase in liabilities of $591,420. Total liabilities at June 30, 1998 had reflected a previous increase of $1,665,238 over $1,695,350 in total liabilities at June 30, 1997.
Management attributes such increases in total liabilities at June 30, 1999 primarily to: (i) increases in accrued salaries in an amount fo $605,877 from $17,076 as of June 30, 1998 when such amount was included in general accrued liabilities to $622,953 as of June 30, 1999 which amount is shown under a separate caption on the Balance Sheet, and (ii) an increase in obligations under capital lease in a total amount of $113,655, which amount was split $25,147 to current liabilities and $88,508 to long-term liabilities; there was no balance as of June 30, 1998. These increases were partially offset by (i) decreases of $268,400 in convertible subordinated debentures from $1,035,000 as of June 30, 1998 to $766,600 as of June 30, 1999, reflecting conversions into equity and
(ii) a decrease of $71,190 in accrued liabilities from $1,274,150 as of June 30, 1998 to $1,202,960 as of June 30, 1999.

         Reflecting the foregoing, the financial statements indicate that as at June 30, 1999, the Company had a working capital deficit (current assets minus current liabilities) of $704,376 and that as at June 30, 1998, the Company had a working capital surplus of $373,198. The primary cause of this net decrease in net working capital was: (i) an increase in accrued salaries of $605,877, primarily due to senior management and key employees. By virtue of agreement with the various persons involved, virtually all of this amount will be compensated by issuance of stock in accordance with established company practice.

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

         The financial statements which are included in this Report reflect total general and administrative expenses of $3,229,332 for Fiscal 1999 which reflects an increase of $1,259,055 over Fiscal 1998, during which general and administrative expenses were $1,970,277. During fiscal 1999, the Company's total operating costs increased by $336,324, from $4,475,181 for fiscal 1998 to $4,811,505 for fiscal 1999. The majority of such increase is the result of various factors, including: (i) an increase of $500,000 in respect of employment termination benefits for two employees, which benefits were paid in stock of the Company and (ii), the issuance of stock as signing bonuses for two employees, which stock was recorded at an aggregate value of $201,250.

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

         From inception (July 15, 1987) through June 30, 1999, the Company has incurred a cumulative net loss of $14,961,362. Approximately $1,057,356 of such cumulative net loss was incurred, prior to the inception of the Company's present business plan, in connection with the Company's discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced its proposed health care operations and therefore, generated no revenues therefrom.

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



         1. DEVELOPMENT STAGE COMPANY: NO ASSURANCE AS TO FUTURE PROFITABLE OPERATIONS. Because it is in the development stage and has had no significant operations to date, the Company cannot predict with any certainty the future success or failure of its operations. The Company's existing business (the design and manufacture of tire recycling equipment) and its proposed business (the operation of tire recycling equipment), are both subject to all of the risks inherent in the establishment of new businesses and there is no assurance that the Company will generate net income or successfully expand its operations in the future. Moreover, as a new enterprise, it is likely to remain subject to risks and occurrences which management is unable to predict with any degree of certainty, and for which it is unable to fully prepare. The likelihood of the success of the Company in either business segment must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business and the competitive environment in which the Company will operate. Because of the Company's very limited business history, there is little evidence for investors to analyze in order to make an informed judgment as to the merits of an investment in the Company. Any such investment should therefore be considered a high risk investment in an unseasoned start-up company with the possibility of the loss of the entire investment.


         2. NEED FOR SUBSTANTIAL ADDITIONAL CAPITAL. During fiscal 1999, the Company completed and closed certain financing activities which yielded aggregate net proceeds to the Company in the amount of $286,500 Management believed that the proceeds realized therefrom (together with Canadian and Quebec government and governmental agency grants and loans, in various forms) should provide the Company with adequate funding to accomplish the following: (i) complete and cover all of the Company's costs related to the first production model of the TCS-1 Plant (the "Production Model"); (ii) renovate the Company's new manufacturing and assembly facility to bring it into full compliance with all applicable provincial and municipal regulations (see "Description of Property"); and (iii) cover the Company's overhead costs and expenses through the end of calendar 1999. The Company has, however, had to revise its estimates regarding the adequacy of such funding for several reasons, including but not limited to the necessity for certain unanticipated modifications to the TCS-1 Plant design and the Company's entry into a second business segment involving the operation of a TCS-1 Plant.

         During the "Stage 2" test phase of the First Production Model, the Company encountered certain unanticipated design flaws in the TCS-1 which required modification and it also identified several opportunities for improvements in the original design of the TCS-1 Plant, which the Company believes will increase economy and efficiency of its operation. The required modifications were completed in December 1998 with respect to a single fracturing mill and a single freezing tower in the First Production Model. However, longer-term testing revealed additional problems in the freezing tower involving the conveying system within the tower. The Company is currently modifying the conveying system and anticipates such work to be completed in November of 1999. The cost of the redesigned conveying system is estimated at Cdn$70,000 (approximately US$50,000), including installation.

         The Company has also had to, and may, in the near future be forced to continue to, cover its overhead costs from sources other than cash flow from operations because of the unanticipated and lengthy delays in the commencement of commercial operations.

         The Company believes that it will be possible to meet its immediate goals of: (a) commencing full scale commercial production of TCS-1 Plants; and
(b) covering its overhead expenses until sufficient cash flow is generated by operations, out of a combination of some or all of the following sources: (i) funds on hand; (ii) expected cash flow from sales of four TCS-1 Plants to ENERCON America Distribution Limited ("Enercon") of Westerville, Ohio. (see "Existing and Proposed Businesses - Sales and Marketing - The Enercon Agreements"); (iii) Canadian and Quebec government and governmental agency grants, loans, and refundable tax credits; (iv) sale and lease back financing on inventory and equipment owned by the Company; (v) conventional asset based debt financing against receivables and inventory; (vi) refund of all of the 15% sales tax paid by the Company on all goods, and services purchased in connection with the Company's manufacturing activities; (vii) subcontractor financing; (viii) a research and development tax credit facility from ScotiaBank for the 1999 calendar year; and/or (ix) vendor financing by way of installment purchases of equipment. However, the sufficiency of such funds, if the Company does receive them, will be completely dependent upon the TCS-1 Plant's as yet unproven ability to operate without significant problems, on a long-term, continuous, commercial basis.

         Assuming the Company is able to cover the costs necessary to complete the reconstruction of the conveying system within the freezing tower; from the sources described above, full scale commercial manufacture of TCS-1 Plants is presently expected to occur during December 1999. However, any failure or delay in the Company's receipt of the required financing would be directly reflected in a commensurate delay or failure in the commencement of commercial operations (see "Existing and Proposed Businesses - Equipment Manufacturing - The TCS-1 Plant", and "Existing and Proposed Businesses - Equipment Manufacturing - Sales and Marketing - The Enercon Contracts" and "Management's Discussion and Analysis of Financial Condition and Results of Operations").

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

         In the past, the Company has experienced operational difficulties and delays of more than six years, four of which years occurred during the tenure of the current management. All such difficulties and delays were the result of working capital constraints and the Company may continue to experience such problems in the future. Should such problems continue or reoccur in the future, they could have a material adverse effect on the Company's business, financial condition and results of operations. The working capital constraints which the Company experienced were the result of its being undercapitalized from the outset and therefore without sufficient resources to hire required personnel or pay vendors of products and services, including but not limited to subcontractors needed to design and build the First Production Model of the TCS-1 Plant.

         3. HISTORY OF LOSSES AND ACCUMULATED DEFICIT. The Company has experienced operating losses in each fiscal period since its formation in 1987, including the period since the 1993 inception of its tire recycling business plan. As of June 30, 1999, the Company had a deficit accumulated since formation in the aggregate approximate amount of $14,961,362, approximately $13,904,006 of which was accumulated since the 1993 inception of the Company's present business plan. The Company expects to incur additional operating losses through at least the end of the fiscal year ending June 30, 2000 and possibly thereafter (see, above, Risk Factor No. 1 "Development Stage Company: No Assurance as to Future Profitable Operations"). Since its inception, the Company has generated extremely limited revenues from operations (see "Management's Discussion and Analysis of Financial Condition and Results of Operations").

         4. GOING CONCERN ASSUMPTION. The Company's independent auditors' report on the Company's financial statements for the years ended June 30, 1998 and 1999, contains an explanatory paragraph indicating that: (i) the Company is still in the development stage; (ii) it cannot be determined at this time that the Company's tire disintegration technology will be developed to a productive stage; and (iii) the Company's uncertainty as to its productivity and its ability to raise sufficient capital raise substantial doubt about its ability to continue as a going concern. In addition, the Company had an accumulated deficit of $14,961,362 as at June 30, 1999. The Company will require substantial additional funds in the future, and there can be no assurance that any independent auditors' report on the Company's future financial statements will not include a similar explanatory paragraph if the Company is unable to raise sufficient funds or generate sufficient cash from operations to cover the cost of its operations. The existence of the explanatory paragraph may materially adversely affect the Company's relationship with prospective customers and suppliers, and therefore could have a material adverse effect on the Company's business, financial condition and results of operations.


         5. NO GUARANTEE OF PRODUCT ACCEPTANCE IN MARKET. The first production model of the TCS-1 Plant was completed in May of 1998 and is expected to be ready for commercial production, on a complete "turn-key" basis, in November 1999. Consequently, there is not yet any history of commercial operations of the TCS-1 Plant. There can be no assurance that the TCS-1 Plant will be accepted in the market for tire disintegration equipment. Moreover, the Company's market research has focused on the potential demand for the TCS-1 Plant, and the rubber crumb it is designed to produce, to the exclusion of other types of tire disintegration equipment. Therefore, the Company is not able to estimate with any assurance the potential demand for the TCS-1 Plant, if any. There can be no assurance that sufficient market penetration can be achieved so that projected production levels of the TCS-1 Plant will be absorbed by the market (see "EXISTING AND PROPOSED BUSINESSES-SALES AND MARKETING").


         6.  DILUTIVE  AND  OTHER  ADVERSE  EFFECTS  OF  PRESENTLY   OUTSTANDING
DEBENTURES, WARRANTS, AND OPTIONS. As of September 17, 1999, there were outstanding options and warrants pursuant to which the Company is obligated to sell common stock, as follows:

         (a) 1,000,000 common stock purchase warrants (the "Type A Warrants") to purchase a like number of shares of the Company's common stock at an exercise price of $.001 per share, the resale of all of which shares are included in the Registration Statement.

         (b) 10% convertible Type A Debentures in the net outstanding aggregate principal amount of $161,100, as of September 17, 1999, with principal and interest convertible, in whole or in part, into shares of the Company's common stock at a conversion ratio equal to a percentage ranging between 67.5% and 61.5% of the closing bid price of the Company's common stock on the trading date immediately preceding the date of the Company's receipt of a notice of conversion from a holder of the Type A Debentures. Accordingly, if, on September 17, 1999, all of the principal amount, but none of the interest, due on the Type A Debentures had been converted into common stock (based on the market price of the common stock as of September 17, 1999), a total of 5,821,138 shares of common stock would have been issued in respect of such conversion. The resale of all of which shares would be included in the Registration Statement. To the extent that the interest portion of the Debenture is not converted, all accrued interest will be payable in cash.

         (c) 10% convertible Type B Debentures in the net outstanding aggregate principal amount of $380,000, as of September 17, 1999, with principal and interest convertible, in whole or in part, into shares of the Company's common stock at a conversion ratio of one share for every $.20 of principal amount and interest earned thereon from the date of issuance. If the principal amount of all of the Type B Debentures, but not the interest, were converted, the aggregate number of shares issuable would be 1,900,000, the resale of all which shares are included in the Registration Statement. To the extent that the interest portion of the Type B Debenture is not converted, all accrued interest will be payable in cash.

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

         (e) the CGT Option to purchase a number of shares equal, on a fully diluted basis, to 10% of the total issued and outstanding common stock of the Company, at an exercise price equal to $.1195 per share with respect to 969,365 shares and at an exercise price with respect to the balance of the shares equal to fifty percent (50%) of the average of the final bid and ask prices of the common stock of the Company, as quoted in the OTC Bulletin Board during the ten business days preceding the exercise date. If all of the other presently outstanding debentures, options, and warrants were exercised, as described above, the total number of shares of common stock of the Company issued and outstanding would be 124,043,468, prior to the exercise of the CGT Option, in which case, the number of shares subject to the CGT Option would be
                  13,804,830, the resale of all of which shares would be included in the Registration Statement. At present, the authorized share issuance of the Company is 120,000,000 shares. The Company has obtained authorization from shareholders representing in excess of 50% of the votes of the common shareholders to increase the authorized share issuance to 165 million shares.

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

         Since January of 1995, the Company has issued a total of 53,496,331 shares, constituting 50.5% of the issued and outstanding shares of the Company in lieu of cash compensation due under employment and consulting agreements with its executive officers, employees, and corporate counsel and in additional compensation by way of directors shares and stock bonuses. In addition, during that period, the Company issued 13,953,726 shares, constituting approximately 13.2% of the issued and outstanding common stock of the Company to affiliated and non-affiliated consultants and subcontractors for consulting services of various types. For as long as the Company has insufficient cash resources to meet its obligations to its officers, counsel, and outside vendors, the Company will, to the extent possible, continue to issue shares of its common stock at negotiated or arbitrary discounts. In addition, the Company intends to submit to its shareholders, proposals to adopt three stock option plans for the benefit of its employees (See Risk Factor No. 9 "Possible Voting Control by Management and Corporate Counsel" and Risk Factor No. 27 "Adverse Effects of Proposals to Be Presented at Annual Shareholders Meeting: Anti-Takeover Provisions, Limitations on Shareholders Voting Rights, and Stock Bonuses to Management", "Management - Executive Compensation", "Management - Security Ownership of Certain Beneficial Owners and Management", and "Certain Relationships and Related Transactions").


         8. POSSIBLE DEPRESSIVE EFFECT ON PRICE OF SECURITIES OF FUTURE SALES OF COMMON STOCK. The resale of 11,952,857 of the 118,481,528 common shares of the Company, issued and outstanding as of November 23, 1999, has been included in the Registration Statement. 11,760,000 of such shares will be freely tradeable commencing on the effective date of the Registration Statement or, if the holders thereof shall choose to withdraw the registration of such shares, they will be tradeable under Rule 144 commencing May 11, 1999. The resale of an estimated 21,220,449 shares issuable upon the exercise or conversion of presently outstanding options, warrants, and debentures have also been included in the Registration Statement and will be freely tradeable upon the later of:
(i) the effective date of the Registration Statement; or (ii) their issuance. Alternatively, if the holders of the convertible debentures and some of such warrants (but not the options) shall choose to withdraw them from the Registration Statement, they will become tradeable under Rule 144 on commencement dates ranging from January 7, 1999 to May 11, 1999. The sale or other disposition of much of the currently outstanding shares of common stock is restricted by the Securities Act. Unless such sales are registered, these shares may only be sold in compliance with Rule 144 promulgated under the Securities Act or some other exemption from registration thereunder. Rule 144 provides, among other matters, that if certain information concerning the operating and financial affairs of the Company is publicly available, persons who have held restricted securities for a period of one year may thereafter sell in each subsequent three month period up to that number of such shares equal to one percent of the Company's total issued and outstanding common stock. The sale or availability for sale of substantial amounts of common stock in the public market after the offering being made by the Registration Statement could adversely affect the prevailing market price for the Company's common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities.


         9.  POSSIBLE  VOTING  CONTROL  BY  MANAGEMENT  AND  CORPORATE  COUNSEL:
POSSIBLE DEPRESSIVE EFFECT ON MARKET PRICES. As of September 17, 1999, the Company's officers and directors were the beneficial owners of an aggregate of 30,550,835 shares, constituting approximately 28.86% of the Company's outstanding common stock. (See Risk Factor No. 27 "ADVERSE EFFECTS OF PROPOSALS OF THE BOARD OF DIRECTORS: ANTI-TAKEOVER PROVISIONS, LIMITATIONS ON SHAREHOLDERS VOTING RIGHTS, AND STOCK BONUSES TO MANAGEMENT"). In addition to the proposals discussed in Risk Factor No. 27, the Board of Directors has proposed that the shareholders approve the adoption of three stock option plans. If adopted, two of these plans will be for the benefit of all of the Company's employees, but management and key employees are expected to be the principal beneficiaries thereof. The third of these proposed plans, is intended to be specifically for the purpose of awarding options for the purchase of shares of common stock at a nominal exercise price of $.001 per share, to key employees and members of management in respect of certain specified performance achievements attained or to be attained by the Company due to their efforts.

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

         Both O/V III and OTRP are controlled by Louis A. Sanzaro, a director, and until November 23, 1999, an officer of the Company. Mr. Sanzaro's past and present relationships and transactions with the Company are discussed in detail in "Existing and Proposed Businesses - Proposed TCS-1 Plant Operations: Sales of Rubber Crumb and Manufacture and Sale of Finished Products."

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


         11. UNCERTAINTY OF PRODUCT AND TECHNOLOGY DEVELOPMENT: TECHNOLOGICAL FACTORS. The Company has completed initial development and construction, of the first production model of the TCS-1 Plant. The Company's success will depend upon the TCS-1 Plant's meeting targeted performance and cost objectives and its timely introduction into the marketplace. Such an outcome will be subject to the risks inherent in the development of a new product, technology, and, business, including unanticipated delays, expenses, and difficulties, as well as the possible insufficiency of funding to complete development (see Risk Factor No. 2 "Need for Substantial Additional Capital", above). There can be no assurance that under commercial usage conditions, the TCS-1 Plant will satisfactorily perform the functions for which it has been designed and constructed, that it will meet applicable price or performance objectives, or that unanticipated technical or other problems will not occur which would result in increased costs or material delays in establishing the Company's business at a profitable level. There can be no assurance that, despite testing by the Company, problems will not be encountered in the TCS-1 Plant after the commencement of commercial manufacture and sales, resulting in loss or delay in market acceptance.

         12. INTERNATIONAL SALES AND OPERATIONS. The Company plans to market the TCS-1 Plant in Europe and India during the 2000 calendar year, and in other areas throughout the world as opportunities arise. There can however, be no assurances that the TCS-1 Plant will be marketed successfully or that any anticipated international sales of TCS-1 Plants will take place. In addition, the Company may enter into joint ventures with purchasers of TCS-1 Plants for the purpose of engaging in the business of operating tire recycling businesses equipped with TCS-1 Plants. To the extent that the Company engages in international sales and/or operations, it will be subject to various risks associated therewith, including but not limited to changes in tariff rates, lack of reliability and availability of qualified labor, and instability of political climate or economic environment. In addition, the value of any capital equipment owned by such joint ventures and any operating lease or equipment purchase financing payments received by the Company, may, under certain conditions, be valued or paid in non-U.S. currencies, all of which will be subject to independent fluctuating exchange rates with the U.S. dollar which may have an adverse affect on the Company's revenues or asset values in terms of the U.S. dollar.


         13. PROTECTION OF TIREX PROPRIETARY TECHNOLOGY AND POTENTIAL INFRINGEMENT. The success of the Company's proposed business depends in part upon its ability to protect its proprietary technology and the proposed TCS-1
Plant which will utilize such technology. On April 7, 1998, the Company was issued a United States patent on its Cryogenic Tire Disintegration Process and Apparatus (Patent No. 5,735,471). This patent will expire on December 18, 2016. In November 1998, the Company filed this patent with the Canadian Patent Office. The Company is presently unable to state how long the Canadian review will take. While the Company expects a Canadian patent to be granted, it is unable to give any assurance that this will in fact be the case. Except where the terms of their employment agreements would make it redundant or, in the sole discretion of management, it is determined that because of the non-technical nature of their duties, such agreements are not necessary or appropriate, the Company has, and will continue to, enter into confidentiality and invention assignment agreements with all employees and consultants which limit access to, and disclosure or use of, the Company's proprietary technology. There can be no assurance, however, that the steps taken by the Company to deter misappropriation or third party development of its technology and/or processes will be adequate, that others will not independently develop similar technology and/or processes or that secrecy will not be breached. In addition, although the Company believes that its technology has been independently developed and does not infringe on the proprietary rights of others, there can be no assurance that the Company's technology does not and will not so infringe or that third parties will not assert infringement claims against the Company in the future. Moreover, there can be no assurance that the Company will have the resources to defend its Patent by bringing patent infringement or other proprietary rights actions.

         14. LIMITED PUBLIC MARKET: COMPANY NOT ELIGIBLE FOR INCLUSION ON NASDAQ. To date there has been only a limited and sporadic public market for the Company's common stock. There can be no assurance that an active and reliable public market will develop or, if developed, that such market will be sustained. Purchasers of shares of common stock of the Company may, therefore, have difficulty in reselling such shares. As a result, investors may find it impossible to liquidate their investment in the Company should they desire to do so. The Company's common stock is currently traded in the over-the-counter market and quoted on the OTC Bulletin Board. The Company intends to apply to have its common stock approved for quotation on the Nasdaq SmallCap Market at such time, in the future, that it meets the requirements for inclusion. As of the date hereof, however, the Company is not eligible for inclusion in NASDAQ or for listing on any national stock exchange. All companies applying and authorized for NASDAQ are required to have not less than $4,000,000 in net tangible assets, a public float with a market value of not less than five million dollars, and a minimum bid of price of $4.00 per share. At the present time, the Company is unable to state when, if ever, it will meet the Nasdaq application standards. Unless the Company is able to increase its net worth and market valuation substantially, either through the accumulation of surplus out of earned income or successful capital raising financing activities, it will never be able to meet the eligibility requirements of NASDAQ. In addition, it is likely that the Company, which, as of October 19, 1999, had 118,481,528 shares of common stock issued and outstanding, will have to effect a reverse split of its issued and outstanding stock, in order to meet the minimum bid price requirement (see, also, Risk Factor No. 6 "DILUTIVE AND OTHER ADVERSE EFFECTS OF DEBENTURES AND WARRANTS AND PRESENTLY OUTSTANDING OPTION"). Moreover, even if the Company meets the minimum requirements to apply for inclusion in The Nasdaq SmallCap Market, there can be no assurance, that approval will be received or, if received, that the Company will meet the requirements for continued listing on the Nasdaq SmallCap Market. Further, Nasdaq reserves the right to withdraw or terminate a listing on the Nasdaq SmallCap Market at any time and for any reason in its discretion. If the Company is unable to obtain or to maintain a listing on the Nasdaq SmallCap Market, quotations, if any, for "bid" and "asked" prices of the common stock would be available only on the OTC Bulletin Board where the common stock is currently quoted or in the "pink sheets" published by the National Quotation Bureau, Inc. This can result in an investor's finding it more difficult to dispose of or to obtain accurate quotations of prices for the common stock than would be the case if the common stock were quoted on the Nasdaq SmallCap Market. Irrespective of whether or not the common stock is included in the Nasdaq SmallCap system, there is no assurance that the public market for the common stock will become more active or liquid in the future. In that regard, prospective purchasers should consider that this offering is being made without the underwriting arrangements typically found in a public offering of securities. Such arrangements generally provide for the issuer of the securities to sell the securities to an underwriter which, in turn, sells the securities to its customers and other members of the public at a fixed offering price, with the result that the underwriter has a continuing interest in the market for such securities following the offering. In order to qualify for listing on a national stock exchange, similar minimum criteria respecting, among other things, the Company's net worth and/or income from operation must be met.

         Accordingly, market transactions in the Company's common stock are subject to the "Penny Stock Rules" of the Securities and Exchange Act of 1934, which are discussed in more detail, below, under "RISK FACTOR NO. 15. APPLICABILITY OF PENNY STOCK RULES TO BROKER-DEALER SALES OF COMPANY COMMON STOCK". These rules could make it difficult to trade the common stock of the Company because compliance with them can delay and/or preclude certain trading transactions. This could have an adverse effect on the ability of an investor to sell any shares of the Company's common stock.


         15. APPLICABILITY OF "PENNY STOCK RULES" TO BROKER-DEALER SALES OF COMPANY COMMON STOCK. As discussed above, at the present time, the Company's common stock is not listed on The Nasdaq SmallCap Stock Market or on any stock exchange. Although dealer prices for the Company's common stock are listed on the OTC Bulletin Board, trading has been sporadic and limited since such quotations first appeared on April 4, 1994. See "Market Information".

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


         16. MANAGEMENT'S LACK OF INDUSTRY EXPERIENCE. Although Management has significant general business and engineering experience, potential investors should be aware that no member of management has been directly involved in administering a tire disintegration, recycling, or tire disintegration equipment manufacturing, business (see "Management - Directors and Executive Officers").


         17. DEPENDENCE ON KEY PERSONNEL. The Company believes that its success depends to a significant extent on the efforts and abilities of certain of its senior management, in particular those of Terence C. Byrne, Chairman of the Board of Directors and Chief Executive Officer and Louis V. Muro, Vice President in charge of engineering. The loss of the services of either of these persons could have a material adverse affect on the Company's business, prospects, operating results, and financial condition. The Company has entered into employment agreements with Messrs. Byrne and Muro (see "Management - Employment Contracts and Termination of Employment and Changes - in - Control
Arrangements"). The Company does not presently have key man life insurance policies and does not intend to obtain any unless required to do so under future financing arrangements. Moreover, there can be no assurance that such policies will be available to the Company on commercially reasonable terms, if at all. Additionally, the ability of the Company to realize its business plan could be jeopardized if any of its senior management becomes incapable of fulfilling his obligations to the Company and a capable successor is not found on a timely basis, if at all. There can however be no assurance that, in such event, the Company will be able to locate and retain a capable successor to any member of its senior management.

         18. REGULATORY AND ENVIRONMENTAL CONSIDERATIONS. The Company does not expect that its equipment manufacturing operations will be subject to any unusual or burdensome governmental regulations. However, the Company is presently in the process of making arrangements to own the First Production Model of the TCS Plant and to operate it as a "Tirex Advanced Products Plant" for the purpose of selling rubber crumb produced by operation of the TCS-1 Plant and manufacturing finished products, made wholly or partially from such rubber crumb (see "Existing and Proposed Businesses - Proposed TCS-1 Plant Operations:
Sales of Rubber Crumb and Manufacture and Sale of Finished Products"). The TCS-1 Plant is a "closed loop" system which does not use any chemicals, solvents, gases or other substances, which could result in emissions of any kind from the operation of the Plant and to the best of the Company's knowledge, will not result in the emission of air pollution, the disposal of combustion residues, the storage of hazardous substances (as is the case with other tire recycling processes such as pyrolysis), or the production of any significant amounts of solid waste which would have to be landfilled. However, the operation of a TCS-1 Plant will involve, to varying degrees and for varying periods of time, the storage of scrap tires which, with their size, volume and composition, can pose serious environmental problems. While the Company does not believe that such storage will normally involve quantities of tires so large or storage periods so extensive as to constitute the "stockpiling" of scrap tires, it should be noted that stockpiling, should it occur, could constitute a particularly serious environmental problem. Among the numerous problems relating to scrap tires, is that when stockpiled above ground, tires create serious fire, public health, and environmental hazards ranging from fires, which generate large and dense clouds of black smoke and are extremely difficult to extinguish, to the creation of breeding grounds for mosquitoes and vermin.

         As a result, many US states and Canadian provinces have either passed or have pending legislation regarding discarded tires including legislation limiting the storage of used tires to specifically designated areas. The Company and other operators of TCS-1 Plants will therefore be subject to various local, state, and federal laws and regulations including, without limitation, regulations promulgated by federal and state environmental, health, and labor agencies. Establishing and operating a TCS-1 Plant for tire recycling will require numerous permits and compliance with environmental and other government regulations, on the part of the Company's customers, both in the United States and Canada and in most other foreign countries. The process of obtaining required regulatory approvals may be lengthy and expensive for both the Company and for its TCS-1 Plant customers. Moreover, regulatory approvals, if granted, may include significant limitations on either the Company's or its customer's operations. The EPA and comparable state and local regulatory agencies actively enforce environmental regulations and conduct periodic inspections to determine compliance with government regulations. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, seizure or recall of products, operating restrictions, and criminal prosecutions.

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


         19. PRODUCTION AND SUPPLY. The Company intends to begin manufacturing the TCS-1 Plant on a commercial basis in January 2000. In connection therewith, the Company will be dependent on arrangements with its subcontractors for the manufacture and assembly of the principal components incorporated into the TCS-1 Plant (see Existing & Proposed Businesses "AGREEMENTS WITH SUBCONTRACTORS"). It will therefore be substantially dependent on the ability of such subcontractors to satisfy performance and quality specifications and to dedicate sufficient production capacity for all TCS-1 Plant scheduled delivery dates. The Company believes that all of its subcontractors have the requisite manufacturing capabilities and the willingness to dedicate sufficient amounts of their manufacturing capacity to the Company to meet all TCS-1 Plant delivery dates, currently scheduled or expected to be scheduled within the next two years. However, no assurance can be given that this will in fact be the case and failure on the part of the Company's subcontractors in these regards would adversely affect the Company's ability to manufacture and deliver TCS-1 Plants on a timely and competitive basis. In such event the Company would have to replace or supplement its present subcontractors. There can be no assurance that should it be necessary to do so, the Company would be able to find capable replacements for its subcontractors on a timely basis and on terms beneficial to the Company, if at all; The Company's inability to do so would have a material adverse effect on its business (see Existing & Proposed Businesses: "PRODUCTION AND SUPPLY").

         Components of the TCS-1 Plants, which are not manufactured by the Company's subcontractors specifically for the TCS-1 Plant, will be purchased, either directly by the Company or indirectly through its subcontractors from third-party manufacturers. The Company believes that numerous alternative sources of supply for all such components are readily available.


         20. TECHNOLOGICAL CHANGES. To date, the market for tire disintegration equipment has not, to the best of management's knowledge, been characterized by rapid changes in technology. However, there can be no assurance that new products or technologies, presently unknown to the Company, will not, at any time in the future and without warning, render the Company's tire disintegration technology less competitive or even obsolete. Moreover, the technology upon which the Company's tire disintegration system is based, could be susceptible to being analyzed and reconstructed by an existing or potential competitor. Although the Company has been issued a United States patent respecting its proprietary disintegration system, the Company may not have the financial resources to successfully defend such patent, were it is to become necessary, by bringing patent infringement suits against parties that have substantially greater resources than are available to the Company. The Company must continue to create innovative new products reflecting technological changes in design, engineering, and development, not only of new tire disintegration machinery, but of products, and machinery capable of producing products, which incorporate and recycle the rubber, steel, and/or fiber by-products which will be produced by the operation of the TCS-1 Plant. Failure to do so, could prevent to Company from gaining and maintaining a significant market for its products. This may require a continuing high level of product development, innovation, and expenditures. To the extent that the Company does not respond adequately to such technological advances, its products may become obsolete and its growth and profitability may be adversely affected.


         21. COMPETITION. Although management believes that the Tirex Technology has distinct advantages over other existing tire disintegration methods, the Company will face competition from other equipment manufacturers, virtually all of whom will be larger than the Company, and will have substantially more assets and resources than the Company. Management intends to meet such competition by developing technological innovations which will make the TCS-1 Plant more economical and efficient than other tire disintegration methods although no assurance can be given that this will prove to be the case. (see "Existing and Proposed Businesses - Competition").


         22. LACK OF LIABILITY INSURANCE. The proposed TCS-1 Plant may expose the Company to possible product liability claims if, among other things, the operation of the TCS-1 Plant results in personal injury, death or property damage. There can be no assurance the Company will have sufficient resources to satisfy any liability resulting from such claims or will be able to cause its component suppliers or customers to indemnify or insure the Company against such claims. The Company does not presently intend to obtain product liability insurance prior to the commencement of commercial operation of the TCS-1 Plant. Should the Company determine that such insurance is necessary, there can be no assurance that affordable insurance coverage will be available in terms and scope adequate to protect the Company against material adverse effects in the event of a successful claim.


         23. NO DIVIDENDS AND NONE ANTICIPATED. The Company has not paid any cash dividends, nor does it contemplate or anticipate paying any dividends upon its common stock in the foreseeable future.


         24. POSSIBLE ADVERSE EFFECTS OF AUTHORIZATION AND ISSUANCE OF PREFERRED STOCK. The Company's amended Certificate of Incorporation authorizes the issuance of 5,000,000 shares of "Class A Stock". Twenty thousand of such shares are reserved for issuance as preferred stock under an outstanding option therefor. The Board of Directors has the power to issue the balance of the Class A Stock in such series and classes and with such designations, rights and preferences as may be determined from time to time by the Board of Directors. The issuance of any series of preferred stock having rights superior to those of the common stock may result in a decrease in the value or market price of the common stock and could be used by the Board of Directors as a means to prevent a change in control of the Company. Such preferred stock issuances could make the possible takeover of the Company, or the removal of management of the Company, more difficult. The issuance of such preferred stock could discourage hostile bids for control of the Company in which shareholders could receive premiums for their common stock or warrants, could adversely affect the voting and other rights of the holders of the common stock, or could depress the market price of the common stock. Also, the voting power and percentage of stock ownership of the shareholders of the Company's outstanding capital stock can be substantially diluted by such preferred stock issuance. See also, Risk Factor No. 27 "Adverse Effects of Proposals to Be Presented at Annual Shareholders Meeting:
Anti-Takeover Provisions, Limitations on Shareholders Voting Rights, and Stock Bonuses to Management".


         25. PRIOR NOTICE NOT REQUIRED FOR SHAREHOLDER ACTIONS. None of the Company's securities are registered under Section 12 of the Securities Exchange Act of 1934, as amended (the "34 Act"). As a result, the Company is not subject to the Proxy Rules of Section 14 of the 34 Act. The Company is thus able to take shareholder actions in conformance with Section 228 of the Delaware General Corporation Act, which permits it to take any action which is required to, or may, be taken at an annual or special meeting of the shareholders, without prior notice and without a vote of the shareholders in certain circumstances. Instead of such vote, the written consent or consents in writing, setting forth the action so taken, can be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted on such action. The only notice which shareholders other than those who consented to such action, are entitled to, is required to be given promptly after the action has been taken.

         26. ADVERSE   EFFECTS  OF   PROPOSALS   OF  THE  BOARD  OF   DIRECTORS:
ANTI-TAKEOVER PROVISIONS, LIMITATIONS ON SHAREHOLDERS VOTING RIGHTS, AND STOCK BONUSES TO MANAGEMENT. There has never been a Stockholders' Annual Meeting and none is planned. The Board of Directors has proposed that the Company's Certificate of Incorporation should be amended and restated to contain provisions that may make it more difficult to acquire control of the Company by means of tender offer, over-the-counter purchases, a proxy fight, or otherwise. If adopted by the required vote of the Company's shareholders, the amendments will include: (i) the addition of a "fair price" provision to the Certificate of Incorporation that regulates business combinations with any person or group beneficially owning fifteen percent (15%) or more of the Company's common stock, including a voting requirement of seventy-five percent (75%) of the voting power of all outstanding voting shares of the Company (excluding shares held by such fifteen percent (15%) stockholder or group of stockholders) for a business combination, unless the business combination is approved by a majority of the members of the Board of Directors who have held office since prior to the date of the 1999 annual meeting (the "Continuing Directors") or satisfies certain minimum price and procedural requirements; (ii) the addition to the Certificate of Incorporation of a provision granting authority to the Board of Directors to adopt one or more shareholder rights plans, rights agreements, or other forms of "poison pills" in the future without further shareholder approval, (iii) the addition to the Certificate of Incorporation of a provision classifying the Board of Directors into three classes; (iv) the addition to the Certificate of Incorporation of a seventy-five percent (75%) voting requirement for any stockholder action to be taken by written consent; (v) an amendment to the Certificate of Incorporation requiring the affirmative vote of the holders of seventy-five percent (75%) of the outstanding voting stock to amend, alter and repeal the By-laws and to allow the Board of Directors to amend, alter or repeal the By-laws without stockholder consent; (vi) the addition to the Certificate of Incorporation of a provision electing to be governed by the provisions of
Section 203 of the Delaware General Corporation Law which, under certain circumstances, imposes restrictions on proposed business combinations between a company and an interested stockholder of such company; (vii) the addition of a seventy-five percent (75%) voting requirement in order to amend, alter or repeal the foregoing proposed amendments to the Certificate of Incorporation; (viii) an amendment to the By-laws eliminating the ability of stockholders to call a special meeting; and (ix) the addition to the By-laws of a provision requiring that stockholders submit director nominations and other business to be considered at meetings of stockholders at least 90 days in advance of any such meeting of stockholders. The proposed amendments are not being submitted to the shareholders in response to any effort, of which the Company is aware, to accumulate the Company's common stock or to obtain control of the Company.

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

         While some of the proposed amendments would directly affect the possibility of the Company's being the subject of a tender offer or a hostile takeover, others will directly limit the ability of minority shareholders to participate in Company affairs. The classified Board of Directors provisions, will divide the Board of Directors into three classes of directors serving staggered two-year terms, with two directors to be elected at each annual meeting of shareholders. This will extend the time required to change the composition of the Board of Directors. The provision requiring shareholders to give 90 days advance notice to the Company of any nomination for election to the Board of Directors, or other business to be brought at any shareholders' meeting will make it more difficult for shareholders to nominate candidates to the Board of Directors who are not supported by management. This provision will make it more difficult to implement shareholder proposals even if a majority of shareholders are in support thereof. Each of these provisions may also have the effect of deterring hostile takeovers or delaying changes in control or management of the Company. In addition, the indemnification provisions of the Company's Certificate of Incorporation and Bylaws may represent a conflict of interest between management and the shareholders since officers and directors may be indemnified prior to any judicial determinations as to their conduct.

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

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENTAL STAGE COMPANY)


                                      INDEX

                                                                    PAGE
                                                                    ----

Report of Independent Auditors                                       75
Consolidated Balance Sheet                                           76
Consolidated Statement of Operations                                 77
Consolidated Statements of Stockholders' Equity (Deficit)            78
Consolidated Statements of Cash Flows                                80
Notes to Consolidated Financial Statements                           82

                         Report of Independent Auditors


Board of Directors
The Tirex Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of The Tirex Corporation and Subsidiaries (a development stage company) as of June 30, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended, June 30, 1999 and 1998 and for the cumulative period from March 26, 1993, (date of inception) to June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Tirex Corporation and Subsidiaries (a development stage company) at June 30, 1999, and the results of their operations, and their cash flows for the years ended June 30, 1999 and 1998, and for the cumulative period from March 26, 1993, (date of inception) to June 30, 1999, in conformity with generally accepted accounting principles.

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


                                             Pinkham & Pinkham, P.C.
                                             Certified Public Accountants



September 28, 1999
Cranford, New Jersey

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENTAL STAGE COMPANY)

                           Consolidated Balance Sheet
                                  June 30, 1999

                                     ASSETS
Current assets
Cash and cash equivalents                                                    $    177,256
Accounts receivable                                                                51,434
Inventory                                                                          25,698
Notes receivable                                                                  104,406
Sales tax receivable                                                               81,244
R& D Investment tax credit receivable                                             952,704
Prepaid expenses and deposits                                                     413,766
                                                                             ------------
                                                                                1,806,508
                                                                             ------------

Property and equipment, at cost, net of accumulated
depreciation of $59,517                                                         2,282,295
                                                                             ------------

Other assets
Prepaid expenses and deposits                                                     183,920
Deferred financing costs                                                          125,281
                                                                             ------------
                                                                                  309,201
                                                                             ------------
                                                                             $  4,398,004
                                                                             ============

                                        LIABILITY AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable                                                                $    409,939
Current portion of long-term debt                                                 106,385
Current obligations under capitalized lease                                        25,147
Accounts payable and accrued expenses                                           1,202,960
Accrued salaries                                                                  622,953
Deposits payable                                                                  143,500
                                                                                2,510,884
Other liabilities
Long term debt (net of current portion)                                           436,610
Capital lease (net of current portion)                                             88,508
Convertible subordinated debentures                                               766,600
Loan from officers                                                                149,406
                                                                                1,441,124
Stockholders' equity
 Common stock,  $.001 par value, authorized
  120,000,000 shares,  issued and outstanding,
   97,359,353 shares                                                               97,360
 Class A stock;.001 par value, authorized 5,000,000
   shares issued and outstanding, 0 shares                                             --
 Additional paid-in capital                                                    15,155,355
 Deficit accumulated during the development stage                             (14,961,362)
 Unrealized gain on foreign exchange                                              154,643
                                                                             ------------
                                                                                  445,996
                                                                             ------------
                                                                             $  4,398,004
                                                                             ============

                      See Notes to Consolidated Financial Statements

                        THE TIREX CORPORATION AND SUBSIDIARIES
                           (A DEVELOPMENTAL STAGE COMPANY)

                        Consolidated Statements of Operations

                                                                         Cumulative
                                                                        Period from
                                                                       March 26, 1993
                                                                          (Date of
                                                                       Inception) to
                                    Year Ended June 30,     1998       June 30, 1999
                                           1999           Restated        Restated
                                    ------------------- ------------   --------------
Revenues                                $    390,848    $    880,000    $  1,325,573

Cost of sales                                204,988         796,490       1,015,830
                                        ------------    ------------    ------------

Gross profit                                 185,860          83,510         309,743
                                        ------------    ------------    ------------

Operations
General and administrative                 3,229,332       1,970,277       6,185,672
Depreciation and amortization                 47,222          12,361          71,250
Research and development                   1,677,068       2,581,928       7,723,168
                                        ------------    ------------    ------------

Total expense                              4,953,622       4,564,566      13,980,090
                                        ------------    ------------    ------------

Loss before other income and expenses     (4,767,762)     (4,481,056)    (13,670,347)
                                        ------------    ------------    ------------

Other income (expenses)
Interest expense                            (119,923)        (53,387)       (183,929)
Interest income                               15,422           2,540          17,962
Income from stock options                         --              --          10,855
                                        ------------    ------------    ------------
Loss on disposal of equipment                     --              --          (2,240)
                                        ------------    ------------    ------------
                                            (104,501)        (50,847)       (157,352)
                                        ------------    ------------    ------------

Net loss                                  (4,872,263)     (4,531,903)    (13,827,699)

Other comprehensive loss
         Loss on foreign exchange            (37,616)        (38,538)        (76,307)
                                        ------------    ------------    ------------

Comprehensive loss                      $ (4,909,879)   $ (4,570,441)   $(13,904,006)
                                        ============    ============    ============

Net loss per common share               $       (.07)   $       (.10)   $       (.65)
                                        ============    ============    ============

Weighted average shares of common
 stock outstanding                        66,029,439      45,704,410      21,511,812
                                        ============    ============    ============

                    See Notes to Consolidated Financial Statements

                                        THE TIREX CORPORATION AND SUBSIDIARIES
                                           (A DEVELOPMENTAL STAGE COMPANY)

                              Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                 Deficit
                                                                              Accumulated
                                                                Additional       During     Unrealized
                                        Common Stock              Paid-in     Developmental  Foreign
                                    Shares         Amount         Capital         Stage      Exchange       Total
                                  -----------    -----------    -----------   ------------- -----------  ------------
Balance at June 30, 1992            3,383,020          3,383        194,980     (1,057,356)     --         (858,993)

Stock issued for reorganization    18,650,000         18,650         76,155             --      --           94,805
Stock issued for services             100,000            100           (100)            --      --               --
Stock issued in exchange for
 warrants                             363,656            364           (364)            --      --               --
Forgiveness of debt                        --             --        728,023             --      --          728,023
Net loss for the year                      --             --             --       (165,296)     --         (165,296)
                                  -----------    -----------    -----------    -----------    ----     ------------


Balance at June 30, 1993           22,496,676         22,497        998,694     (1,222,652)     --         (201,461)

Stock issued                            2,000              2             (2)            --      --               --
Exchange for debt                          --             --        149,170             --      --          149,170
Payments received for stock
 previously issued                         --             --        237,430             --      --          237,430
Net loss for year                          --             --             --       (179,296)     --         (179,296)
                                  -----------    -----------    -----------    -----------    ----     ------------


Balance at June 30, 1994           22,498,676         22,499      1,385,292     (1,401,948)     --            5,843

Revision of common stock          (11,900,000)       (11,900)        11,900             --      --               --
Stock issued for services           5,592,857          5,592        513,908             --      --          519,500
Shares issued in exchange
 for debt                             200,000            200         24,300             --      --           24,500
Issuance of common stock              402,857            401         21,915             --      --           22,316
Net loss for year                          --             --             --       (575,771)     --         (575,771)
                                  -----------    -----------    -----------    -----------    ----     ------------


Balance at June 30, 1995           16,794,390         16,792      1,957,315     (1,977,719)     --           (3,612)
                                  -----------    -----------    -----------    -----------    ----     ------------

                                    See Notes to Consolidated Financial Statements

                                         THE TIREX CORPORATION AND SUBSIDIARIES
                                            (A DEVELOPMENTAL STAGE COMPANY)

                               Consolidated Statements of Stockholders' Equity (Deficit)


                                                                             Deficit
                                                                           Accumulated
                                                             Additional       During        Unrealized
                                     Common Stock              Paid-in     Developmental     Foreign
                                 Shares         Amount         Capital        Stage          Exchange          Total
                              ------------   ------------   ------------   -------------   ------------    ------------
Balance at June 30, 1995        16,794,390         16,792      1,957,315     (1,977,719)             --          (3,612)

Stock issued for services        3,975,662          5,090        846,612             --              --         851,702
Shares issued in exchange
 for debt                          391,857            392         29,008             --              --          29,400
Issuance of common stock           710,833            710         80,161             --              --          80,871
Net loss for year                       --             --             --     (1,127,044)             --      (1,127,044)
                              ------------   ------------   ------------   ------------    ------------    ------------


Balance at June 30, 1996        21,872,742         22,984      2,913,096     (3,104,763)             --        (168,683)
Stock issued for options                --             --        912,838             --              --         912,838
Stock issued for services        5,067,912          3,955        690,234             --              --         694,189
Shares issued in exchange
 for debt                          251,382            252         43,965             --              --          44,217
Issuance of common stock        10,257,936         10,259        335,132             --              --         345,391
Grants issued                           --             --        408,597             --              --         408,597
Net loss for year                       --             --             --     (2,376,279)             --      (2,376,279)
                              ------------   ------------   ------------   ------------    ------------    ------------


Balance at June 30, 1997        37,449,972         37,450      5,303,862     (5,481,042)             --        (139,730)

Stock issued for services        4,396,466          4,396        922,180             --              --         926,576
Stock issued for options                --             --        948,500             --              --         948,500
Issuance of common stock        21,795,000         21,796      1,176,755             --              --       1,198,551
Unrealized foreign exchange             --             --             --             --         183,785         183,785
Stock options issued and
 outstanding                            --             --      1,236,913             --              --       1,236,913
Grants issued                           --             --        669,906             --              --         669,906
Net loss for year                       --             --             --     (4,570,441)             --      (4,570,441)
                              ------------   ------------   ------------   ------------    ------------    ------------


Balance at June 30, 1998        63,641,438         63,642     10,258,116    (10,051,483)        183,785         454,060
                              ------------   ------------   ------------   ------------    ------------    ------------
Stock issued for services       24,200,439         24,200      2,735,544             --              --       2,759,744
Stock issued for options         2,234,567          2,235         38,765             --              --          41,000
Shares issued in exchange
 for debt                        3,787,947          3,788        340,164             --              --         343,952
Conversion of debentures         2,816,966          2,817        290,102             --              --         292,919
Issuance of common stock           677,966            678         49,322             --              --          50,000
Unrealized foreign exchange             --             --             --             --         (29,142)        (29,142)
Stock options issued and
 outstanding                            --             --        385,600             --              --         385,600

Grants issued                           --      1,057,742             --             --              --       1,057,742
Net loss for year                       --             --             --     (4,909,879)             --      (4,909,879)
                              ------------   ------------   ------------   ------------    ------------    ------------


Balance at June 30, 1999        97,359,353   $     97,360   $ 15,155,355   $(14,961,362)   $    154,643    $    445,996
                              ============   ============   ============   ============    ============    ============

                                     See Notes to Consolidated Financial Statements

                                 THE TIREX CORPORATION AND SUBSIDIARIES
                                    (A DEVELOPMENTAL STAGE COMPANY)

                                 Consolidated Statements of Cash Flows

                                                                                          Cumulative
                                                                                          Period from
                                                                                         March 26, 1993
                                                                                           (Date of
                                                           Year ended June 30,           Inception) to
                                                         1999              1998          June 30, 1999
                                                     ------------      ------------      --------------
Cash flows from operating activities:
Net loss                                             $ (4,909,879)     $ (4,570,441)      $(13,904,006)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
Depreciation and amortization                              47,222            11,952             70,842
Loss on disposal and abandonment of assets                     --                --             15,559
Stock issued in exchange for interest                      24,519                --             28,736
Stock issued in exchange for services and expenses      2,759,744           926,576          6,693,951
Stock options issued in exchange for services             385,600         2,185,413          2,571,013
Unrealized gain on foreign exchange                       (29,142)          183,785            154,643
Change in assets and liabilities:
(Increase) decrease  in :
  Accounts receivable                                     (51,434)               --            (51,434)
  Employee advances                                            --           185,942                 --
  Inventory                                               (25,698)               --            (25,698)
 Sales tax receivable                                      52,624           (83,584)           (81,244)
 R&D investment  tax credit receivable                    (96,886)         (585,900)          (952,704)
 Other assets                                             462,337        (1,063,943)          (607,806)
(Decrease) increase in :
 Accounts payable and accrued expenses                    272,762           381,896          1,568,036
 Accrued salaries                                         622,953                --            622,953
 Due to stockholders                                           --                --              5,000
                                                     ------------      ------------       ------------

Net cash used in operating activities                    (485,278)       (2,428,304)        (3,892,159)
                                                     ------------      ------------       ------------

Cash flow from investing activities:
Increase in notes receivable                                   --          (216,240)          (225,969)
Reduction in notes receivable                             121,563                --            121,563
Equipment                                                (131,166)          (72,871)          (244,798)
Equipment assembly costs                               (1,098,790)         (117,759)        (1,999,801)
Organization cost                                              --                --              6,700
Reduction of security deposit                                  --                --             (1,542)
Deferred start up costs                                        --            74,683                 --
                                                     ------------      ------------       ------------

Net cash used in investing activities                  (1,108,393)         (332,187)        (2,343,847)
                                                     ------------      ------------       ------------

Cash flows from financing activities:
         Loans from officers                              149,406                --            149,406
Loan granted to director                                       --            10,881                 --
Deferred financing costs                                   32,964          (158,255)          (125,291)
Proceeds from deposits                                         --          (336,500)           143,500
Proceeds from notes payable                                 2,013           285,375            409,939
Payments on lease obligations                              (4,167)               --             (4,167)
Proceeds from issuance of convertible
 subordinated debentures                                       --         1,035,000          1,035,000
Proceeds from loan payable                                 56,607           299,467            591,619
Proceeds from issuance of stock options                        --                --             20,000
                                                     ------------      ------------       ------------
Sub-total                                            $    236,823      $  1,135,968       $  2,220,006
                                                     ------------      ------------       ------------

                             See Notes to Consolidated Financial Statements

                        THE TIREX CORPORATION AND SUBSIDIARIES
                             A DEVELOPMENTAL STAGE COMPANY

                         Consolidated Statements of Cash Flows

                                                                         Cumulative
                                                                         Period from
                                                                        March 26, 1993
                                                                          (Date of
                                                Year ended June 30,     Inception) to
                                               1999           1998      June 30, 1999
                                            -----------    -----------  --------------
Sub-total from prior page                   $   236,823    $ 1,135,968   $ 2,220,006

Proceeds from grants                          1,044,133        669,906     2,122,636
Proceeds from issuance of common stock            2,913         21,796        57,129
Proceeds from additional paid-in capital         88,087      1,176,755     2,013,234

Net cash provided by financing activities     1,371,956      3,004,425     6,413,005

Net (decrease) increase in cash and cash
 equivalents                                   (221,715)       243,934       176,999

Cash and cash equivalents - beginning
 of year                                        398,971        155,037           257

Cash and cash equivalents - end of year     $   177,256    $   398,971   $   177,256
                                            ===========    ===========   ===========

Supplemental Disclosure of Non-Cash Activities:

         In 1999 and 1998, the Company recorded an increase in common stock and in additional paid-in capital of $343,952 and $126,347, respectively, which was in recognition of the payment of debt. In 1999 and 1998 stock was issued in exchange for services performed and expenses in the amount of $2,759,744 and $926,576 respectively. In 1999 and 1998 stock options were issued in exchange for services totaling $385,600 and $2,185,413 respectively.

Equipment was purchased via leases totaling $117,821 during the year ended June 30, 1999.

Convertible debentures were exchanged into stock totaling $268,400 during the year ended June 30, 1999. Accrued interest of $24,519 was also converted into stock.

Supplemental Disclosure of Cash Flow Information:

Interest paid                  $   20,530     $     --      $ 50,962
                               ==========     ========      ========

Income taxes paid              $       --     $     --      $     --
                               ==========     ========      ========


                 See Notes to Consolidated Financial Statements

           THE TIREX CORPORATION AND SUBSIDIARIES INC. AND SUBSIDIARY
                         (A DEVELOPMENTAL STAGE COMPANY)

                   Notes to Consolidated Financial Statements


Note 1 -SUMMARY OF ACCOUNTING POLICIES
CHANGE OF NAME
In June, 1998 the Company changed its name from Tirex America, Inc. to The Tirex Corporation and Subsidiaries.

NATURE OF BUSINESS
The Tirex Corporation and Subsidiaries (the "Company") was incorporated under the laws of the State of Delaware on August 19, 1987. The Company originally planned to provide comprehensive health care services to persons with Acquired Immune Deficiency Syndrome, however due to its inability to raise sufficient capital it was unable to implement its business plan. The Company had been inactive since it ceased operations in November 1990.

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

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENTAL STAGE COMPANY)

                   Notes to Consolidated Financial Statements

Note 1 -SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
REORGANIZATION
On March 26, 1993, the Company entered into an acquisition agreement (the "Acquisition Agreement") with Louis V. Muro, Patrick McLaren and George Fattell, officers and directors of the Company (collectively the "Sellers"), for the purchase of certain technology owned and developed by the Sellers (the "Technology") and extensive and detailed plans (the "Business Plan") for a business which will engage in the exploitation of the Technology. The Technology will be used to design, develop and construct a prototype machine and thereafter a production quality machine for the cryogenic disintegration of used tires. Pursuant to the Acquisition Agreement, Sellers agreed to assign, transfer and sell to the Company all of their right, title and interest in the Technology and Business Plan in exchange for fifteen million nine hundred thousand (15,900,000) shares of the Company's common stock, $.001 par value per share (the "Sellers' Stock") of which eleven million nine hundred thousand (11,900,000) shares were put into escrow. The Business Plan and Technology were developed by the Sellers prior to their affiliation or association with the Company. The Sellers were engaged as the Company's officers and directors for the purpose of implementing the Business Plan with the Technology or such other technology which they believed could reasonably satisfy the requirements of the Business Plan.

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

Effective January 18, 1995, Louis V. Muro and Patrick McLaren resigned their positions as officers and directors of the Company. In addition to their resignations they acknowledged that none of the requisite performance levels for the release of any of the 11,900,000 escrow shares had been met and renounced all rights to such shares.

DEVELOPMENTAL STAGE
At June 30, 1999 the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

BASIS OF CONSOLIDATION
The consolidated financial statements include the consolidated accounts of The Tirex Corporation and its subsidiaries and Tirex Canada R&D, Inc.. Tirex Canada R&D, Inc. is held 49% by the Company and 51% by the shareholders of the Company. The shares owned by the shareholders are held in escrow by the Company's attorney and are restricted from transfer . All intercompany transactions and accounts have been eliminated in consolidation.

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENTAL STAGE COMPANY)

                   Notes to Consolidated Financial Statements

Note 1 -SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
CASH AND CASH EQUIVALENTS
For purposes of the statement of cash flows all certificates of deposits with maturities of 90 days or less, were deemed to be cash equivalents.

ACCOUNTS RECEIVABLE
Management believes that all accounts receivable as of June 30, 1999, were fully collectible; therefore, no allowance for doubtful accounts were recorded.

INVENTORY
The Company values inventory at the lower cost (first-in, first-out method) or market.

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

ADOPTION OF STATEMENT OF ACCOUNTING STANDARD NO. 123
In 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages, but does not require companies to record at fair value compensation cost for stock-based compensation plans. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The difference between the fair value method of SFAS-123 and APB 25 is immaterial.

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

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENTAL STAGE COMPANY)

                   Notes to Consolidated Financial Statements

Note 1 -SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
Adoption of Statement of Accounting Standard No. 128
Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and warrants outstanding during the period.

The adoption of SFAS 128 had no effect on previously reported loss per share amounts for the year ended June 30, 1997. For the years ended June 30, 1999 and 1998, primary loss per share was the same as basic loss per share and fully diluted loss per share was the same as diluted loss per share. A net loss was reported in 1998 and 1997, and accordingly, in those years the denominator was equal to the weighted average outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company's common stock, because to do so would have been anti-dilutive. Stock options for the purchase of 13,212,673 and 9,212,673 shares at June 30, 1999 and 1998, respectively, and warrants for the purchase of 1,000,000 and 2,000,000 shares at June 30, 1999 and 1998 respectively, were not included in loss per share calculations, because to do so would have been anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of the Company's financial instruments, which principally include cash, note receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

The fair value of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At June 30, 1999 and 1998, respectively, the carrying value of all financial instruments was not materially different from fair value.

INCOME TAXES
The Company has net operating loss carryovers of approximately $14 million as of June 30, 1999, expiring in the years 2004 through 2011. However, based upon present Internal Revenue regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock, most of this loss carryover may not be available to the Company.

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

The Company has research and development investment tax credits receivable from Canada and Quebec amounting to $952,704 at June 30, 1999.

FOREIGN EXCHANGE
Assets and liabilities of the Company which are denominated in foreign currencies are translated at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average rates throughout the year.

REVENUE RECOGNITION
Revenue is recognized when the product is shipped to the company.

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENTAL STAGE COMPANY)

                   Notes to Consolidated Financial Statements

Note 2 -GOING CONCERN
As shown in the accompanying financial statements, the Company incurred a net loss of $4,910,000 during the year ended June 30, 1999.

In March 1993, the Company, which was still in the development stage, developed a new Business Plan. As at June 30, 1999 the Company was in the process of constructing a production quality machine for the cryogenic disintegration of used tires. At June 30, 1999, the Company was still in the development stage.

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

Note 3 -FINANCING COSTS
During the year ended June 30, 1998 the Company incurred $158,255 in connection with debt financing. These costs have been capitalized in other assets and are being amortized over the terms of the financing. Amortization of financing costs for the year ended June 30, 1999 was $32,964.

Note 4-PROPERTY AND EQUIPMENT
       FINANCING COSTS

As of June 30, 1999 plant and equipment consisted of the following:

Furniture, fixtures and equipment                                    $   170,808
Leasehold improvements                                                   171,004
Construction in progress - equipment                                   2,000,000
                                                                     -----------
   2,341,812
Less accumulated depreciation and amortization                            59,517
                                                                     -----------
                                                                     $ 2,282,295
                                                                     ===========

Depreciation and amortization expense charged to operations was $42,770 and $12,361 for the years ended June 30, 1999 and 1998, respectively.

Note 5-  NOTES PAYABLE
The Company has available a $510,000 line of credit which bears interest at the Canadian prime rate plus 1.25% to finance 75%of its research and development investment tax credits incurred for the fiscal year ended June 30, 1999. At June 30, 1999, $408,302 was outstanding against this line of credit. The note is collateralized by the personal guarantees of certain officers, certain equipment of Tirex Canada and guaranteed by The Tirex Corporation and Subsidiaries. The loan is guaranteed at a rate of 80% by the Garantie-Quebec (Guarantee-Quebec), a subsidiary of a Quebec Government-owned corporation, Investissements-Quebec (Investments-Quebec) and is repayable from the research and developmental investment tax credits received. The Canadian prime rate of interest at June 30, 1999 was 6 1/4%.

Under the terms of the note payable to the bank, the Company is required to maintain a current ratio of 1:1 by June 30, 1999 and 1.2:1 by June 30, 2000, a tangible net worth of $750,000, and the furnishing of periodic financial statements. During the year ended June 30, 1999, the Company failed to comply with certain loan covenants.

The Company has two notes payable to investors at June 30, 1999 totaling $1,637 to pay for accrued interest on the debt which was converted to stock.

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENTAL STAGE COMPANY)

                   Notes to Consolidated Financial Statements

Note 6-  LONG-TERM DEBT
         Federal Office of Regional Development (Ford-Q)                             1999
         Loan payable under the Industrial Recovery Program                          ----
         amounting  to 20% of certain  eligible  costs  incurred  (maximum  loan
         $340,252)  repayable in annual  installments  over a forty-eight  month period following completion of the project,  unsecured and non-interest bearing. (If the Company defaults the loans become
         interest bearing)                                                         $340,252

         Loans payable under the Program for the Development of Quebec SME's based on 50% of approved eligible costs for the preparation of market development studies in certain regions. Loans are unsecured and non-interest bearing. (If the Company defaults the loans become interest bearing)

         - Loan payable over five years  commencing
            June 2000 due June 2004                                                  64,648

         - Loan payable over five years, commencing
            June 2001, due 2005                                                      60,020

         - Loan payable in amounts equal to 1% of annual
            sales in Spain through June 30, 2007                                     13,610

         - Loan payable in amounts equal to 11/2% of annual
            sales in Spain and Portugal through June 30, 2004                        64,465
                                                                                   --------
                                                                                    542,995
         Less:  current portion                                                     106,385

                                                                                   $436,610
                                                                                   ========
Minimum principal repayments of each of the next five years as follows:

                  1999                                                             $106,385
                  2000                                                              114,697
                  2001                                                              157,033
                  2002                                                               29,243
                  2003                                                               37,555
                  Thereafter                                                         98,082
                                                                                   --------
                                                                                   $542,995
                                                                                   ========
                                       90

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENTAL STAGE COMPANY)

                   Notes to Consolidated Financial Statements

Note 7-  CAPITALIZED LEASE OBLIGATIONS
         The Company leases certain equipment under agreements classified as capital leases. The cost and the accumulated amortizations for such equipment as of June 30, 1999 was $122,609 and $12,289, respectively.

         The following is a schedule by years of future minimum lease payments under capital leases of equipment together with the obligations under capital leases (present value of future minimum rentals) as of June 30, 1999.

                       Years Ended
                        June 30,
                            2000                                     $   34,605
                            2001                                         28,075
                            2002                                         28,075
                            2003                                         28,075
                            2004                                         20,955
                   Total minimum lease payments                         139,785
                   Less amount representing interest                     26,130
                   Total obligations under capital lease                113,655
                   Less current installments of obligations
                    under capital leases                                 25,147
                   Long-term obligation under capital leases,
                    with interest rate of 9.3%                       $   88,508

Note 8-  CONVERTIBLE SUBORDINATED DEBENTURES

         Convertible subordinated debentures consist of the following:

                                           Type A                             Type B
                                           ------                             ------
         Balance a June 30, 1999          $386,600                           $380,000

         Interest rate                       10%                                10%

         Maturity                 Earlier of (i)-the completion    Earlier of (i)-two years from the
                                  of a public offering yielding    issue date or (ii)-the completion
                                  gross proceeds of not less       of a public offering of its
                                  than 8,000,000, (ii)-the         securities by the Maker.  These
                                  closing on financing in          debentures are subordinated to
                                  excess of 4,500,000,             all current and future bank debt.
                                  These debentures are
                                  subordinated to all current
                                  and future bank debt.

         Redemption rights        If not converted the holder      If not converted the holder may
                                  may require the Company          require the Company to redeem
                                  to redeem at any time after      at any time after maturity for the
                                  maturity at a premium of 125%    principal amount plus interest
                                  of the principal amount plus
                                  interest

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENTAL STAGE COMPANY)

                   Notes to Consolidated Financial Statements

Note 8 - CONVERTIBLE SUBORDINATED DEBENTURES (CONTINUED)

         Conversion ratio   61.5% of the average of the        $.20 per share.  During the
                            closing bid price of the           year ended June 30, 1999,
                            common stock as reported           $155,000 of convertible
                            by NASDAQ during the five          debentures were converted
                            day period preceding the           to common stock.
                            Company's receipt of a notice
                            of conversion by a debenture
                            holder.  During the year ended
                            June 30, 1999 debentures totaling
                            $113,400 were converted to
                            common stock.

         Warrants           As part of the debenture
                            package, the Company issued
                            2,000,000 warrants to purchase
                            a like number of shares of
                            common stock at $.001 per share
                            During the year ended June 30, 1999,
                            $1,000,000 warrants were exercised.

Note 9 - RELATED PARTY TRANSACTIONS
         On July 22, 1994, 3,000,000 shares of The Tirex Corporation and Subsidiaries, Inc. were released from escrow and issued to Louis V. Muro and Patrick McLaren (1,500,000 shares each) in accordance with the terms and provisions of the Acquisition Agreement dated March 26, 1993.

         The Company entered into various employment agreements with the executive officers and general Counsel whereby the Company will pay a total of $565,000 a year plus benefits. All of the employment agreements call for terms ranging from 3 - 8 years. In addition to the employment services, the officers agree not to compete with the Company for the two year period following the termination of employment. If an officer is terminated other than for cause or for "good reason", the terminated officer will be paid twice the amount of their base salary for twelve months. During the year ended June 30, 1999, two employees were terminated and received severance pay totaling $500,000 which was paid in stock. The employees also received options to buy 4,000,000 shares of stock for par value or $4,000. The options were exercised July 31, 1999. The value of the options were recorded as paid in capital at June 30, 1999 for 50% of the average price of the stock or $381,600.

         Included in accrued salaries at June 30, 1999 is $343,626 of salary to officers and employees which the company subsequently issued common stock for. Various loans due to the officers totaling $149,406 will be paid in stock during the year ended June 30, 2000.

         At June 30, 1999 and 1998, the Company had notes receivable from various officers in the amount of $74,406 and $195,969, respectively. One note in the amount of $70,405 bears interest at an annual rate of 8% above prime through September 1998 and 2% above prime since that date and is collateralized by 400,000 shares of Tirex Corporation which is held by the officer. The remaining notes are non-interest bearing and are payable on demand.

         At June 30, 1999 the Company had a note receivable for $30,000 from a Company in which a director as a financial interest. The note bears interest at prime plus 2% and is due on demand.

         Deposits payable included an amount of $118,500 which are payable to companies which are owned by a director of the Company.

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENTAL STAGE COMPANY)

                   Notes to Consolidated Financial Statements

Note 9 - RELATED PARTY TRANSACTIONS (CONTINUED)
         The revenue recognized during the year ended June 30, 1998 was received by a Company in which a director in the Company has a financial interest.

Note 10- EXCHANGE OF DEBT FOR COMMON STOCK
         During the year ended June 30, 1999, the Company recorded increases in common stock and paid-in capital of $343,952, which was in recognition for the exchange of common stock for debt owed. Debt totaling $164,000 was payable to certain related parties to the Company.

Note 11- COMMON STOCK
         During the years ended June 30, 1999 and 1998, the Company issued common stock to individuals in exchange for services performed totaling $2,759,744 and $926,576, respectively. Included in these amounts are payments to officers of the Company and in house counsel in exchange for salary and consulting in the amount of $2,210,502 and $361,945, respectively. Also included in the amounts paid in stock during the year ended June 30, 1999 was an exclusive rights contract payable to an officer totaling $406,250. The dollar amounts assigned to such transactions have been recorded at the fair value of the services received, because the fair value of the services received was more evident than the fair value of the stock surrendered.

Note 12- STOCK OPTION
         On May 19, 1995, the Company sold to a director of the Company an option to purchase 20,000 shares of Cumulative Convertible Preferred Stock at an exercise price of $10 per share, exercisable during the two year period beginning May 19, 1995, and ending May 18, 1997. The director paid $20,000 for the option. The terms of the Preferred Stock purchasable under the option call for cumulative cash dividends at a rate of $1.20 per share and conversion into 2,000,000 or more shares of common stock. The conversion to common stock ratio varies depending on when the conversion is made. At May 29, 1997, the exercise period was extended until May 18, 1999. During the year ended June 30, 1999, the director exercised the option to buy 1,234,567 shares of common stock for $40,000. The balance of these options have expired.

         Compensatory Common Stock Options
         ---------------------------------                               Compensation
                                                                             Cost
                                                                       For the Year Ended
                                                   Number of Shares      June 30, 1999
                                                   ----------------    ------------------
         Balance at July 1, 1998                        9,212,673                   --

         Stock options granted during the year
         ended June 30, 1999                            4,000,000              381,600

         Stock options exercised during the year
         ended June 30, 1999                                   --                   --
                                                    -------------         ------------

         Balance at June 30, 1999                      13,212,673         $    381,600
                                                    =============         ============

The options expire at various dates through April 2000. The exercise price ranges from .001 to .50 with the weighted average exercise price equal to .14.

Note 13- ACQUISITION BY MERGER OF RPM INCORPORATED
         During November 1997, the Company entered into a merger agreement with RPM Incorporated ("RPM"). The Company acquired all of the assets and liabilities of RPM by acquiring all of the outstanding common stock of RPM in exchange for common stock in the Company on a unit for unit basis. RPM ceased to exist following the exchange.

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENTAL STAGE COMPANY)

                   Notes to Consolidated Financial Statements

Note 13- ACQUISITION BY MERGER OF RPM INCORPORATED (CONTINUED)
         The assets and liabilities acquired by the Company from RPM consist of the proceeds from the sale of debentures as well as the debentures of $535,000. The financing fees on the issuance of the debentures totaling $61,755 is included in the statement of operations for the year ended June 30, 1998. A total of 535,000 shares were issued as a result of the merger valued at $16,050. A total of $16,050 was received for this stock.

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

Note 14- GOVERNMENT ASSISTANCE
         The Company receives financial assistance from Revenue Canada and Revenue Quebec in the form of scientific research tax credit. During the year ended June 30, 1999 the company received approximately $1,058,000 which has been recorded as paid in capital.

Note 15- COMMITMENTS
         The Company leases office and warehouse space at an annual minimum rent of $82,000 for the first year, $169,000 for the second year and $211,000 per year for the third through the fifth year. The lease expires 2003. The Company is also responsible for its proportionate share of any increase in real estate taxes and utilities. Under the terms of the lease, the Company is required to obtain adequate public liability and property damage insurance. The minimum future rental payments under this lease are as follows:

                  June 30,                           Amount
                  --------                         ----------
                    2000                           $  176,900
                    2001                              204,100
                    2002                              204,100
                    2003                              170,100
                                                   ----------
                                                   $  755,200
                                                   ==========

         Rental expense for the year ended June 30, 1999 and 1998 amounted to $111,930 and $55,532, respectively. One of these leases contains a second ranking moveable hypothec in the amount of $300,000 on the universality of the corporations moveable property.


Note 16- RESTATED FINANCIAL STATEMENTS
         The financial statements for June 30, 1998 and for the cumulative period from March 26, 1983 to June 30, 1999 have been restated to break out other comprehensive income.

Note 17- CONTINGENCY
         The Company is involved with a lawsuit with a prior consultant. The complaint alleged that the Company breached its consulting agreement by failing to pay compensation due there under and sought damages in the amount of $221,202 including interest and legal costs. The Company filed a counter claim for fraud, breach of contact and unjust enrichment on the part of the consultant. The Company sought relief consisting of compensatory damages in the amount of $28,800 and cancellation of the stock certificate issued to the plaintiff for 263,529 shares; a declaratory judgment that the consulting agreement is of no force and effect; punitive damages; and interest and legal costs. The Company's position is that this case is completely without merit.

Note 18- ACCUMULATED OTHER COMPREHENSIVE INCOME
         The deficit accumulated during the development stage included other accumulated comprehensive income totaling $76,307.

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


                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

     The following sets forth, as of June 30, 1999, the names and ages of all directors, executive officers, and other significant employees of the Company; the date when each director was appointed; and all positions and offices in the Company held by each. Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified:
                                                                    DATE
                                    OFFICES                       APPOINTED
           NAME         AGE           HELD                         DIRECTOR
   -------------------- ---  ------------------------         -----------------
   Terence C. Byrne      42  Chairman of the                  Jan. 18, 1995
                             Board of Directors and
                             Chief Executive Officer

   Louis V. Muro         67  Vice President                   Jan. 1, 1996
                             of Engineering
                             and Director

   John L. Threshie, Jr. 45  Vice President, and
                             Assistant Secretary              Not Applicable

   Louis Sanzaro         49  Past President,and               January 17, 1997
                             Chief Operating Officer,
                             (until November 23, 1999)
                             and Director

   Michael D.A. Ash      50  Secretary, Treasurer, and Chief
                             Financial and Accounting
                             Officer                          Not Applicable

   John G. Hartley       51  Director                         February 21, 1995

   Henry Meier           42  Director                         February 11, 1999


         The Board of Directors has no standing committees other than the executive committee which consists of three members. The members of the executive committee, as of June 30, 1999 were Terence C. Byrne, Louis V. Muro, and Louis Sanzaro. Mr. Sanzaro resigned from the executive committee, effective November 23, 1999, to avoid a possible future conflict of interest. The executive committee can exercise all powers of the full board with respect to the management of the Company's business.

         On February 11, 1999, the Company instituted an overall management restructuring and reorganization. The reasons for such reorganization did not involve any disagreements among management members or between the Company and any such individuals. Rather, it was the agreed consensus of all members of management that the Company is presently in the process of evolving out of the developmental stage and into an early operational stage and that, reflecting such development, its management and personnel requirements are growing and changing. The current reorganization of the Company's management is being effected for the purpose of better positioning the Company to change its focus from pure research and development activities to a combination of commercial, revenue producing operations and continuing research and development activities. The Company believes that the reorganization of its management will maximize and enhance its ability to meet the changing needs and requirements of its business as it grows and develops.

         The management reorganization included the following: Alan Crossley and John L. Threshie, Jr. resigned from the Board of Directors. Mr. Threshie resigned from the position of secretary, has been appointed assistant secretary, and continues to serve as vice president of the Company. Mr. Crossley continues to serve as Director of European Market Development. The Company intends to ask Mr. Crossley to join an advisory board proposed to be established. Further, Terence C. Byrne resigned his positions as president, treasurer, and chief financial and accounting officer, and was appointed Chairman of the Board of Directors. Mr. Byrne continues to hold the office of Chief Executive Officer of the Company. Louis Sanzaro resigned his position as Vice President and was appointed President of the Company. Mr. Sanzaro was also appointed to the Executive Committee of the Board of Directors to fill the vacancy created by John G. Hartley's resignation therefrom. In January 1999, Michael Ash joined the Company and as part of the reorganization, he was appointed Secretary, Treasurer, and Chief Financial and Accounting officer. Finally, Vijay Kachru resigned her position of Vice President of marketing development. Ms. Kachru will continue to be employed by the Company in other capacities.


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

         LOUIS SANZARO. Mr. Sanzaro has been a director of the Company since January 1997 and a director of The Tirex Corporation Canada Inc. since June 1998. He served as a consultant to the Company from January 1, 1997 until June 1998, when he was appointed Vice President of Operations and Chief Operating Officer (see, below, "Certain Relationships and Related Transactions"). On February 11, 1999, Mr. Sanzaro resigned as vice president of operations and was appointed to the position of president of the Company. Effective November 23, 1999, and to avoid a possible future conflict of interest, Mr. Sanzaro resigned as President of the Company. Mr. Sanzaro holds a degree in marketing from Marquette University. In 1997, he was named "Recycler of the Year" for the State of New Jersey and was also awarded the distinction of being named "Recycling Processor of the Decade" by Ocean County, New Jersey. He is the President and a member of the Board of Directors of the nation-wide, Construction Material Recycling Association. Since 1986, Mr. Sanzaro has served as President and CEO of Ocean County Recycling Center, Inc. ("Ocean County Recycling"), in Tom's River, New Jersey. Ocean County Recycling is in the business of remanufacturing construction and demolition debris for reuse as a substitute for virgin materials in the construction and road building industries. In addition, since 1989, Mr. Sanzaro has served as Vice President and COO of Ocean Utility Contracting Co., Inc., a New Jersey the Company engaged in the installation of sewer and water main pipelines and the construction of new roadway infrastructure. From 1973 until 1990, Mr. Sanzaro was the President and CEO of J and L Excavating and Contracting Co., Inc., a company engaged in the construction of residential, commercial, industrial, and government building. Mr. Sanzaro was a member of the Board of Directors of the New Jersey state-wide Utility Transportation.

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

         HENRY P. MEIER. Mr. Meier was appointed to the board of directors of the Company on February 11, 1999. He holds a Bachelor of Science Degree in Business from Rider University, Lawrenceville, New Jersey and a Master's Degree in Business from Monmouth University, West Long Branch, New Jersey. Mr. Meier has worked as a Certified Public Accountant since 1984, maintaining own accounting practice (Henry P. Meier C.P.A.) since 1993. From 1992 until 1996, Mr. Meier was Chief Financial Officer of Basic Line, Inc., a multi-million dollar plastic houseware manufacturer. Since 1996, he has served as Chief Financial Officer of the "Ocean Group", a group of companies specializing in the fields of remanufacturing of construction and demolition debris for reuse, tire recycling, construction payroll leasing and real estate ownership from 1996 to present. Louis Sanzaro, until November 23, 1999 has been the Company's President and Chief Operating Officer is a controlling person of all entities included in the "Ocean Group".

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         None of the  Company's  securities  have been  registered  pursuant  to
Section 12 of the Exchange Act of 1934, as amended (the "Exchange Act"). Therefore, Section 16(a) of the Exchange Act is not applicable.


ITEM 10. EXECUTIVE COMPENSATION

CURRENT REMUNERATION

         Except for individually negotiated employment agreements with its executive officers, the Company has no stock option or stock appreciation rights, long term or other incentive compensation plans, deferred compensation plans, stock bonus plans, pension plans, or any other type of compensation plan in place for its executive officers, directors, or other employees. Except pursuant to the terms of their respective agreements, none of its executive officers or directors have ever received compensation of any such types from the Company pursuant to plans or otherwise. The following table sets forth information concerning the annual compensation received or accrued for services provided in all capacities to the Company for the fiscal years ended June 30, 1996, 1997, 19981998 by the Company's chief executive and all executive officers of the Company serving as such as at June 30, 1998 or at any time during the year ended June 30, 1998 whose compensation may be deemed for these purposes to have exceeded $100,000 (see "Executive Compensation - Employment Contracts and Termination of Employment and Change-in-Control Arrangements") In all instances where cash salary payments are described as having been "waived", unregistered shares of the Company's common stock were issued in lieu of such cash payments and no further payments, in cash or stock, are due in respect of such waivers. Stock issued in lieu of cash salary payments was valued at one-half the average market price of such stock during the periods in which such salary was earned. Determination of the market price for such purpose was based upon the average of the bid and ask prices of such stock, as traded in the over-the-counter market and quoted in the OTC Bulletin Board. The 50% discount from the market price was determined arbitrarily, by negotiation between the Company and its executive officers and did not bear any relationship to any established valuation criteria such as assets, book value, or prospective earnings. The market prices of the Company's common stock and the liquidity of such market has historically been volatile. Future announcements concerning the Company or its competitors, including the results of testing, technological innovations or new commercial products may have a significant impact on the market price of the Company's securities. Management believes that, as of the dates when such shares were issued, they had no or only very minimal actual market value and the actual potential market value of such shares, if any, was at such dates, and as at the date hereof remains, highly contingent upon, and subject to, extremely high risks (see, below, Note 7 to the Summary Compensation Table).

                                     SUMMARY COMPENSATION TABLE
====================================================================================================
                                                                    Annual Compensation
                                                    ================================================
                                                       Salary               Bonus           Other
       Name and Principal Position        Year           ($)                 ($)             ($)
----------------------------------------------------------------------------------------------------
                                          1999      $250,000(1)         (11) (12) (13)    $    0(14)
                                          ----------------------------------------------------------
                                          1998      $250,000(2)(7)(8)   (11) (12) (13)    $5,075(14)
                                          ----------------------------------------------------------
           Terence C. Byrne               1997      $250,000(3)(7)(8)   (11) (12) (13)    $  422(14)
President, and Chief Executive Officer    ----------------------------------------------------------
                                          1996      $250,000(4)(7)(8)   (11) (12) (13)    $    0(14)
----------------------------------------------------------------------------------------------------
                                          1999      $150,000(5)         (11) (12) (13)    $    0(14)
                                          ----------------------------------------------------------
                                          1998      $150,000(6)(7)(8)   (11) (12) (13)    $4,224(14)
                                          ----------------------------------------------------------
             Louis V. Muro                1997      $150,000(7)(7)(8)   (11) (12) (13)    $1,056(14)
    Vice President of Engineering         ----------------------------------------------------------
                                          1996      $150,000(8)(7)(8)   (11) (12) (13)    $    0(14)
----------------------------------------------------------------------------------------------------
           Louis A. Sanzaro               1999      $175,000(9)         (11) (12) (13)    $    0(14)
        Chief Operating Officer
       (until November 23, 1999)
----------------------------------------------------------------------------------------------------
            Michael D.A. Ash              1999      $125,000(10)        (11) (12) (13)    $    0(14)
         Secretary-Treasurer &
        Chief Financial Officer
====================================================================================================

NOTES TO SUMMARY COMPENSATION TABLE APPEAR ON FOLLOWING PAGE:

(1) FOR THE YEAR ENDED JUNE 30, 1999, MR. BYRNE RECEIVED CASH SALARY PAYMENTS FROM THE COMPANY IN THE AGGREGATE AMOUNT OF $71,000.85. (THIS DOES NOT INCLUDE CASH DISBURSEMENTS MADE TO MR. BYRNE DURING FISCAL 1999 BY WAY OF REIMBURSEMENTS FOR EXPENSES PAID BY HIM FOR OR ON BEHALF OF THE COMPANY). MR. BYRNE WAIVED CASH PAYMENT OF THE BALANCE OF $178,999.15 IN SALARY PAYMENTS UNDER THE TERMS OF HIS EMPLOYMENT AGREEMENT WITH THE COMPANY (THE "BYRNE EXECUTIVE AGREEMENT") FOR FISCAL 1999. THE TERMS AND CONDITIONS OF THE BYRNE EXECUTIVE AGREEMENT, WHICH CALLS FOR AN ANNUAL SALARY IN THE AMOUNT OF $250,000, ARE DISCUSSED IN MORE DETAIL, BELOW, UNDER THE CAPTION, "EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS - EXECUTIVE AGREEMENTS". IN LIEU OF CASH PAYMENT OF SALARY AND REIMBURSABLE EXPENSES, MR. BYRNE AGREED TO ACCEPT SHARES OF THE COMPANY'S STOCK, VALUED AT ONE-HALF THE AVERAGE MARKET PRICE OF SUCH STOCK DURING THE PERIODS IN WHICH SUCH SALARY WAS EARNED OR SUCH EXPENSES WERE INCURRED. THE NUMBER OF COMPENSATION SHARES ISSUED TO MR. BYRNE FOR SERVICES RENDERED PURSUANT TO HIS EXECUTIVE AGREEMENT DURING FISCAL 1999 AND FOR UNREIMBURSED EXPENSES INCURRED DURING FISCAL 1999 AGGREGATED TO 2,030,913
SHARES. HOWEVER, IN SEPTEMBER 1998 COMPUTATIONAL ERRORS THAT RESULTED IN UNDERSTATEMENTS OF SALARY PAID TO MR. BYRNE FOR THE PERIODS JULY 1, 1997 - NOVEMBER 30, 1997 AND DECEMBER 1, 1997 - MARCH 31, 1998 WERE DISCOVERED. AS A CONSEQUENCE THEREOF, MR. BYRNE WAS INFORMED THAT HE WOULD HAVE TO RETURN TO THE COMPANY FOR CANCELLATION AN AGGREGATE OF 508,109 (THE "RETURN SHARES") OF THE 1,303,920 COMPENSATION SHARES. 22,804 OF THE RETURN SHARES CONSIST OF COMPENSATION SHARES RECEIVED BY MR. BYRNE IN DECEMBER 1997 AND 485,305 RETURN SHARES CONSIST OF COMPENSATION SHARES RECEIVED BY MR. BYRNE IN APRIL 1998. IN DECEMBER 1998, MR. BYRNE RETURNED THE 485,305 RETURN SHARES RECEIVED BY HIM IN APRIL 1998. THE 22,804 RETURN SHARES RECEIVED BY HIM IN DECEMBER 1997 WERE SUBSEQUENTLY TRANSFERRED TO AN ASSIGNEE OF MR. BYRNE. MR. BYRNE ARRANGED FOR THE RETURN OF THESE SHARES. FOR A DISCUSSION IN DETAIL OF ALL ISSUANCES OF COMPENSATION SHARES MADE TO MR. BYRNE DURING FISCAL 1998, INCLUDING THE DATES, AMOUNTS, AND SHARE PRICES THEREOF, REFERENCE IS MADE TO, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - ISSUANCE OF STOCK IN LIEU OF SALARIES AND CONSULTING FEES AND STOCK RESTRICTION AGREEMENTS", BELOW. SUBSEQUENT TO JUNE 30, 1998, MR. BYRNE HAS CONTINUED TO WAIVE PAYMENT OF SUBSTANTIAL PORTIONS OF HIS CONTRACTUAL SALARY AND HE HAS AGREED TO CONTINUE TO WAIVE ALL OR PART OF SUCH SALARY UNTIL THE COMPANY'S FINANCIAL POSITION IMPROVES SIGNIFICANTLY.

2) FOR THE YEAR ENDED JUNE 30, 1998, MR. BYRNE RECEIVED CASH SALARY PAYMENTS FROM THE COMPANY IN THE AGGREGATE AMOUNT OF $70,362.68. (THIS DOES NOT INCLUDE CASH DISBURSEMENTS MADE TO MR. BYRNE DURING FISCAL 1998 BY WAY OF REIMBURSEMENTS FOR EXPENSES PAID BY HIM FOR OR ON BEHALF OF THE COMPANY). MR. BYRNE WAIVED CASH PAYMENT OF THE BALANCE OF $179,637.32 IN SALARY PAYMENTS AND $3,750 IN REIMBURSABLE EXPENSES DUE TO HIM UNDER THE TERMS OF HIS EMPLOYMENT AGREEMENT WITH THE COMPANY (THE "BYRNE EXECUTIVE AGREEMENT") FOR FISCAL 1998. THE TERMS AND CONDITIONS OF THE BYRNE EXECUTIVE AGREEMENT, WHICH CALLS FOR AN ANNUAL SALARY IN THE AMOUNT OF $250,000, ARE DISCUSSED IN MORE DETAIL, BELOW, UNDER THE CAPTION, "EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS - EXECUTIVE AGREEMENTS". IN LIEU OF CASH PAYMENT OF SALARY AND REIMBURSABLE EXPENSES, MR. BYRNE AGREED TO ACCEPT SHARES OF THE COMPANY'S STOCK, VALUED AT ONE-HALF THE AVERAGE MARKET PRICE OF SUCH STOCK DURING THE PERIODS IN WHICH SUCH SALARY WAS EARNED OR SUCH EXPENSES WERE INCURRED. THE NUMBER OF COMPENSATION SHARES ISSUED TO MR. BYRNE FOR SERVICES RENDERED PURSUANT TO HIS EXECUTIVE AGREEMENT DURING FISCAL 1998 AND FOR UNREIMBURSED EXPENSES INCURRED DURING FISCAL 1998 AGGREGATED TO 1,303,920 SHARES.

(3) FOR THE YEAR ENDED JUNE 30, 1997, MR. BYRNE RECEIVED CASH SALARY PAYMENTS FROM THE COMPANY IN THE AGGREGATE AMOUNT OF $62,457. (THIS DOES NOT INCLUDE CASH DISBURSEMENTS MADE TO MR. BYRNE DURING FISCAL 1997 BY WAY OF REIMBURSEMENTS FOR EXPENSES PAID BY HIM FOR OR ON BEHALF OF THE COMPANY). MR. BYRNE WAIVED CASH PAYMENT OF THE BALANCE OF $187,543 IN SALARY PAYMENTS DUE TO HIM UNDER THE TERMS OF HIS EMPLOYMENT AGREEMENT WITH THE COMPANY (THE "BYRNE EXECUTIVE AGREEMENT") FOR FISCAL 1997. THE TERMS AND CONDITIONS OF THE BYRNE EXECUTIVE AGREEMENT, WHICH CALLS FOR AN ANNUAL SALARY IN THE AMOUNT OF $250,000, ARE DISCUSSED IN MORE DETAIL, BELOW, UNDER THE CAPTION, "EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS - EXECUTIVE AGREEMENTS". IN LIEU OF CASH PAYMENT OF SALARY, MR. BYRNE AGREED TO ACCEPT SHARES OF THE COMPANY'S STOCK, VALUED AT ONE-HALF THE AVERAGE MARKET PRICE OF SUCH STOCK DURING THE PERIODS IN WHICH SUCH SALARY WAS EARNED. THE NUMBER OF COMPENSATION SHARES ISSUED TO MR. BYRNE FOR SERVICES RENDERED PURSUANT TO HIS EXECUTIVE AGREEMENT DURING FISCAL 1997 AGGREGATED TO 1,130,217 SHARES. FOR A DISCUSSION IN DETAIL OF ALL ISSUANCES OF COMPENSATION SHARES MADE TO MR. BYRNE DURING FISCAL 1997, INCLUDING THE DATES, AMOUNTS, AND SHARE PRICES THEREOF, REFERENCE IS MADE TO, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - ISSUANCE OF STOCK IN LIEU OF SALARIES AND CONSULTING FEES AND STOCK RESTRICTION AGREEMENTS", BELOW.

(4) FOR THE YEAR ENDED JUNE 30, 1996, MR. BYRNE RECEIVED CASH SALARY PAYMENTS FROM THE COMPANY IN THE AGGREGATE AMOUNT OF $17,424. (THIS DOES NOT INCLUDE CASH DISBURSEMENTS MADE TO MR. BYRNE DURING FISCAL 1996 BY WAY OF REIMBURSEMENTS FOR EXPENSES PAID BY HIM FOR OR ON BEHALF OF THE COMPANY). MR. BYRNE WAIVED CASH PAYMENT OF THE BALANCE OF $ 232,576 IN SALARY PAYMENTS DUE TO HIM UNDER THE

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

(5) FOR THE FISCAL YEAR ENDED JUNE 30, 1999, MR. MURO RECEIVED CASH SALARY PAYMENTS FROM THE COMPANY, IN THE AGGREGATE AMOUNT OF $54,703.99. (THIS DOES NOT INCLUDE CASH DISBURSEMENTS MADE TO MR. MURO DURING FISCAL 1998 BY WAY OF REIMBURSEMENTS FOR EXPENSES PAID BY HIM FOR OR ON BEHALF OF THE COMPANY.) MR. MURO WAIVED CASH PAYMENT OF THE AGGREGATE BALANCE OF $95,296.01 IN SALARY PAYMENTS DUE TO HIM UNDER THE TERMS OF HIS EMPLOYMENT AGREEMENT WITH THE COMPANY (THE "MURO EXECUTIVE AGREEMENT") FOR FISCAL 1999. IN LIEU THEREOF, MR. MURO AGREED TO ACCEPT SHARES OF THE COMPANY'S STOCK, VALUED AT ONE-HALF THE AVERAGE MARKET PRICE OF SUCH STOCK DURING THE PERIODS IN WHICH SUCH SALARY WAS EARNED OR SUCH EXPENSES WERE INCURRED. THE NUMBER OF COMPENSATION SHARES ISSUED TO MR. MURO FOR SERVICES RENDERED PURSUANT TO HIS EXECUTIVE AGREEMENT AND FOR UNREIMBURSED EXPENSES INCURRED DURING FISCAL 1999 AGGREGATED TO 1,283,122
SHARES. HOWEVER, IN SEPTEMBER 1998 COMPUTATIONAL ERRORS THAT RESULTED IN UNDERSTATEMENTS OF SALARY PAID TO MR. MURO FOR THE PERIODS JULY 1, 1997 - NOVEMBER 30, 1997 AND DECEMBER 1, 1997 - MARCH 31, 1998 WERE DISCOVERED. AS A CONSEQUENCE THEREOF, MR. MURO WAS INFORMED THAT HE WOULD HAVE TO RETURN TO THE COMPANY FOR CANCELLATION AN AGGREGATE OF 230,077 (THE "RETURN SHARES") OF THE 650,957 COMPENSATION SHARES. 4,298 OF THE RETURN SHARES CONSIST OF COMPENSATION SHARES RECEIVED BY MR. MURO IN DECEMBER 1997 AND 225,779 RETURN SHARES CONSIST OF COMPENSATION SHARES RECEIVED BY MR. MURO IN APRIL 1998. IN DECEMBER 1998, MR. MURO RETURNED ALL OF THE RETURN SHARES. FOR A DISCUSSION IN DETAIL OF ALL ISSUANCES OF COMPENSATION SHARES MADE TO MR. MURO DURING FISCAL 1998, INCLUDING THE DATES, AMOUNTS, AND SHARE PRICES THEREOF, REFERENCE IS MADE TO "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - ISSUANCE OF STOCK IN LIEU OF SALARIES AND CONSULTING FEES", BELOW. SUBSEQUENT TO JUNE 30, 1998, MR. MURO HAS CONTINUED TO WAIVE PAYMENT OF SUBSTANTIAL PORTIONS OF HIS CONTRACTUAL SALARY AND HE HAS AGREED TO CONTINUE TO WAIVE ALL OR PART OF SUCH SALARY UNTIL THE COMPANY'S FINANCIAL POSITION IMPROVES SIGNIFICANTLY.

(6) FOR THE FISCAL YEAR ENDED JUNE 30, 1998, MR. MURO RECEIVED CASH SALARY PAYMENTS FROM THE COMPANY, IN THE AGGREGATE AMOUNT OF $62,023.44. (THIS DOES NOT INCLUDE CASH DISBURSEMENTS MADE TO MR. MURO DURING FISCAL 1998 BY WAY OF REIMBURSEMENTS FOR EXPENSES PAID BY HIM FOR OR ON BEHALF OF THE COMPANY.) MR. MURO WAIVED CASH PAYMENT OF THE AGGREGATE BALANCE OF $87,976.06 IN SALARY PAYMENTS AND $3,750 IN REIMBURSABLE EXPENSES DUE TO HIM UNDER THE TERMS OF HIS EMPLOYMENT AGREEMENT WITH THE COMPANY (THE "MURO EXECUTIVE AGREEMENT") FOR FISCAL 1998. IN LIEU THEREOF, MR. MURO AGREED TO ACCEPT SHARES OF THE COMPANY'S STOCK, VALUED AT ONE-HALF THE AVERAGE MARKET PRICE OF SUCH STOCK DURING THE PERIODS IN WHICH SUCH SALARY WAS EARNED OR SUCH EXPENSES WERE INCURRED. THE NUMBER OF COMPENSATION SHARES ISSUED TO MR. MURO FOR SERVICES RENDERED PURSUANT TO HIS EXECUTIVE AGREEMENT AND FOR UNREIMBURSED EXPENSES INCURRED DURING FISCAL 1998 AGGREGATED TO 650,957 SHARES.

(7) FOR THE FISCAL YEAR ENDED JUNE 30, 1997, MR. MURO RECEIVED CASH SALARY PAYMENTS FROM THE COMPANY IN THE AGGREGATE AMOUNT OF $51,510. (THIS DOES NOT INCLUDE CASH DISBURSEMENTS MADE TO MR. MURO DURING FISCAL 1997 BY WAY OF REIMBURSEMENTS FOR EXPENSES PAID BY HIM FOR OR ON BEHALF OF THE COMPANY.) MR. MURO WAIVED CASH PAYMENT OF THE AGGREGATE BALANCE OF $98,490 IN SALARY PAYMENTS DUE TO HIM UNDER THE TERMS OF HIS EMPLOYMENT AGREEMENT WITH THE COMPANY (THE "MURO EXECUTIVE AGREEMENT") FOR THE YEAR ENDED JUNE 30, 1997. IN LIEU THEREOF, MR. MURO AGREED TO ACCEPT SHARES OF THE COMPANY'S STOCK, VALUED AT ONE-HALF THE AVERAGE MARKET PRICE OF SUCH STOCK DURING THE PERIODS IN WHICH SUCH SALARY WAS EARNED. THE NUMBER OF COMPENSATION SHARES ISSUED TO MR. MURO FOR SERVICES RENDERED PURSUANT TO HIS EXECUTIVE AGREEMENT DURING FISCAL 1997 AGGREGATED TO 595,540. FOR A DISCUSSION IN DETAIL OF ALL ISSUANCES OF COMPENSATION SHARES MADE TO MR. MURO DURING FISCAL 1997, INCLUDING THE DATES, AMOUNTS, AND SHARE PRICES THEREOF, REFERENCE IS MADE TO "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - ISSUANCE OF STOCK IN LIEU OF SALARIES AND CONSULTING FEES", BELOW.

(8) FROM JANUARY 18, 1995 THROUGH DECEMBER 31, 1995, MR. MURO SERVED AS AN ENGINEERING CONSULTANT TO THE COMPANY PURSUANT TO THE TERMS OF HIS CONSULTING AGREEMENT (THE "MURO CONSULTING AGREEMENT") WHICH PROVIDED FOR AGGREGATE CONSULTING FEES IN THE AMOUNT OF $150,000. EFFECTIVE JANUARY 1, 1996, MR. MURO SERVED AS THE COMPANY'S VICE PRESIDENT OF ENGINEERING PURSUANT TO THE MURO EXECUTIVE AGREEMENT, WHICH PROVIDES FOR SALARY PAYMENTS TO MR. MURO IN THE ANNUAL AMOUNT OF $150,000. FOR THE SIX-MONTH PERIOD WHICH COMMENCED ON JULY 1, 1995 AND ENDED ON DECEMBER 31, 1995, MR. MURO WAIVED PAYMENT IN CASH OF ALL CONSULTING FEES DUE TO HIM. FOR THE BALANCE OF THE FISCAL YEAR ENDED JUNE 30, 1996, MR. MURO RECEIVED CASH SALARY PAYMENTS FROM THE COMPANY IN THE AGGREGATE AMOUNT OF $7,592. (THIS DOES NOT INCLUDE CASH DISBURSEMENTS MADE TO MR. MURO DURING FISCAL 1996 BY WAY OF REIMBURSEMENTS FOR EXPENSES PAID BY HIM FOR OR ON BEHALF OF THE COMPANY.) MR. MURO WAIVED CASH PAYMENT OF THE AGGREGATE BALANCE OF $142,408 IN CONSULTING FEES AND SALARY PAYMENTS DUE TO HIM UNDER THE TERMS OF THE MURO CONSULTING AGREEMENT AND THE MURO EXECUTIVE AGREEMENT FOR THE YEAR

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

(9) FOR THE FISCAL YEAR ENDED JUNE 30, 1999, MR. SANZARO RECEIVED NO CASH SALARY PAYMENTS FROM THE COMPANY (THIS DOES NOT INCLUDE CASH DISBURSEMENTS MADE TO MR. SANZARO DURING FISCAL 1998 BY WAY OF REIMBURSEMENTS FOR EXPENSES PAID BY HIM FOR OR ON BEHALF OF THE COMPANY.) MR. SANZARO WAIVED CASH PAYMENT OF THE AGGREGATE BALANCE OF $175,000 IN SALARY PAYMENTS DUE TO HIM UNDER THE TERMS OF HIS EMPLOYMENT AGREEMENT WITH THE COMPANY (THE "SANZARO EXECUTIVE AGREEMENT") FOR FISCAL 1999. IN LIEU THEREOF, MR. MURO AGREED TO ACCEPT SHARES OF THE COMPANY'S STOCK, VALUED AT ONE-HALF THE AVERAGE MARKET PRICE OF SUCH STOCK DURING THE PERIODS IN WHICH SUCH SALARY WAS EARNED OR SUCH EXPENSES WERE INCURRED. THE NUMBER OF COMPENSATION SHARES ISSUED TO MR. SANZARO FOR SERVICES RENDERED PURSUANT TO HIS EXECUTIVE AGREEMENT AND FOR UNREIMBURSED EXPENSES INCURRED DURING FISCAL 1999 AGGREGATED TO 2,391,939 SHARES. THROUGHOUT FISCAL 1999, MR. SANZARO WAIVED CASH PAYMENT OF HIS ENTIRE CONTRACTUAL SALARY AND HE HAS AGREED TO CONTINUE TO WAIVE ALL OR PART OF SUCH SALARY UNTIL THE COMPANY'S FINANCIAL POSITION IMPROVES SIGNIFICANTLY.

(10) FOR THE FISCAL YEAR ENDED JUNE 30, 1999, MR. ASH RECEIVED CASH SALARY PAYMENTS FROM THE COMPANY, IN THE AGGREGATE AMOUNT OF $9,603.66. (THIS DOES NOT INCLUDE CASH DISBURSEMENTS MADE TO MR. ASH DURING FISCAL 1998 BY WAY OF REIMBURSEMENTS FOR EXPENSES PAID BY HIM FOR OR ON BEHALF OF THE COMPANY.) MR. ASH WAIVED CASH PAYMENT OF THE AGGREGATE BALANCE OF $46,533.01 IN SALARY PAYMENTS DUE TO HIM UNDER THE TERMS OF HIS EMPLOYMENT AGREEMENT WITH THE COMPANY (THE "ASH EXECUTIVE AGREEMENT") FOR FISCAL 1999. IN LIEU THEREOF, MR. ASH AGREED TO ACCEPT SHARES OF THE COMPANY'S STOCK, VALUED AT ONE-HALF THE AVERAGE MARKET PRICE OF SUCH STOCK DURING THE PERIODS IN WHICH SUCH SALARY WAS EARNED OR SUCH EXPENSES WERE INCURRED. THE NUMBER OF COMPENSATION SHARES ISSUED TO MR. ASH FOR SERVICES RENDERED PURSUANT TO HIS EXECUTIVE AGREEMENT AND FOR UNREIMBURSED EXPENSES INCURRED DURING FISCAL 1999 AGGREGATED TO 901,305 SHARES, NOT INCLUDING THE 1,000,000 SHARES ISSUED TO MR. ASH AS A SIGNING BONUS. THROUGHOUT THE PERIOD OF EMPLOYMENT OF MR. ASH IN FISCAL 1999 STARTING WITH HIS HIRING IN JANUARY 1999, MR. ASH HAS CONTINUED TO WAIVE PAYMENT OF SUBSTANTIAL PORTIONS OF HIS CONTRACTUAL SALARY. SUBSEQUENT TO JUNE 30, 1999 VOLUNTARILY ABROGATED HIS EXECUTIVE AGREEMENT WITH THE COMPANY FOR PURPOSES OF ENTERING INTO A NEW AGREEMENT FOR THE PERIOD FROM SEPTEMBER 1, 1999 TO DECEMBER 31, 2000 UNDER WHICH MR. ASH WILL CONTINUE TO PROVIDE SERVICES AS SECRETARY-TREASURER AND CHIEF FINANCIAL OFFICER FOR THE COMPANY UNDER A CONSULTING CONTRACT. MR. ASH'S COMPENSATION FOR THIS SIXTEEN-MONTH PERIOD WILL BE PAID THROUGH THE ISSUANCE OF 2,000,000 SHARES OF THE COMPANY, WHICH SHARES WILL BE ISSUED IN PRE-DETERMINED QUANTITIES AT VARIOUS DATES THROUGHOUT THE SIXTEEN-MONTH PERIOD.

(11) MANAGEMENT BELIEVES THAT IT IS IMPOSSIBLE TO DETERMINE THE ACTUAL CURRENT OR POTENTIAL VALUE, IF ANY, OF SUCH SHARES IN LIGHT OF THE FACT THAT, AS OF THE DATES WHEN SUCH SHARES WERE ISSUED TO THE EXECUTIVE OFFICERS, THEY HAD NO OR ONLY VERY MINIMAL ACTUAL MARKET VALUE AND THE ACTUAL POTENTIAL MARKET VALUE OF SUCH SHARES, IF ANY, WAS AT SUCH DATES, AND AS AT THE DATE HEREOF REMAINS, HIGHLY CONTINGENT UPON, AND SUBJECT TO, EXTREMELY HIGH RISKS INCLUDING BUT NOT LIMITED TO THE FOLLOWING FACTORS: (I) THE VERY EARLY STAGE OF DEVELOPMENT OF THE COMPANY'S BUSINESS; (II) THE COMPANY'S LACK OF SUFFICIENT FUNDS TO IMPLEMENT ITS BUSINESS PLAN AND THE ABSENCE OF ANY COMMITMENTS FROM POTENTIAL INVESTORS TO PROVIDE SUCH FUNDS; (III) THE ABSENCE OF A RELIABLE, STABLE, OR SUBSTANTIAL TRADING MARKET FOR SUCH SHARES; (IV) THE RESTRICTIONS ON TRANSFER ARISING OUT OF THE ABSENCE OF REGISTRATION OF SUCH SHARES AND CERTAIN STOCK RESTRICTION AGREEMENTS WHICH EACH OF SUCH PERSONS HAS ENTERED INTO; AND (V) THE UNCERTAINTY RESPECTING THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN, (SEE THE DISCUSSIONS INCLUDED ABOVE, IN "EXISTING AND PROPOSED BUSINESSES" AND "MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS").

(12) ALL COMPENSATION SHARES AND STOCK BONUSES ISSUED TO THE EXECUTIVE OFFICERS NAMED IN THIS SUMMARY COMPENSATION TABLE IN LIEU OF CASH COMPENSATION WERE ISSUED PURSUANT TO CERTAIN SPECIAL COMPENSATION AGREEMENTS AND STOCK RESTRICTION AGREEMENTS BETWEEN EACH OF THEM AND THE COMPANY. THE TERMS AND CONDITIONS OF SUCH AGREEMENTS ARE DISCUSSED IN DETAIL BELOW, UNDER "EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS - EXECUTIVE AGREEMENTS AND SPECIAL COMPENSATION AGREEMENTS" AND IN "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - SALES OF AND RESTRICTIONS ON SHARES HELD BY EXECUTIVE OFFICERS", BELOW.

(13) ON MAY 29, 1997, THE COMPANY AWARDED STOCK BONUSES TO MR. BYRNE AND MR. MURO (THE "STOCK BONUSES"), FOR THE FISCAL YEARS ENDED JUNE 30, 1995 AND 1996 (THE "1995/1996 BONUSES"). ON SEPTEMBER 3, 1997, THE COMPANY AWARDED ADDITIONAL STOCK BONUSES TO EACH OF THESE PERSONS IN THE FORM OF OPTIONS TO PURCHASE COMMON STOCK (THE "1997 BONUS OPTIONS") AND ON JANUARY 13, 1998, THE COMPANY AWARDED

BONUSES TO SUCH PERSONS (THE "1998 BONUSES") CONSISTING OF A REDUCTION IN THE EXERCISE PRICE OF THE 1997 BONUS-OPTIONS FROM THE FULL MARKET PRICE OF THE COMMON STOCK ON THE EXERCISE DATE THEREOF TO $.001 PER SHARE. THE FOREGOING BONUSES WERE GRANTED TO THESE INDIVIDUALS IN RECOGNITION OF: (I) THEIR SUCCESS IN BRINGING THE COMPANY FROM A VIRTUAL START-UP POSITION IN JANUARY 1995 TO ITS PRESENT STAGE OF DEVELOPMENT, AND (II) THAT SUCH PERSONS HAVE NOT BEEN ADEQUATELY COMPENSATED FOR THEIR CONTRIBUTIONS BECAUSE, AMONG OTHER THINGS, THEY HAVE ACCEPTED, FOR ALL OF THE SERVICES RENDERED BY THEM TO THE COMPANY, COMPENSATION CONSISTING PRINCIPALLY OF SHARES OF THE COMPANY'S COMMON STOCK, THE VALUE OF WHICH HAS BEEN AND CONTINUES TO BE COMPLETELY DEPENDENT UPON THE SUCCESS OF THE COMPANY AND THEREFORE HAS ALWAYS PLACED AND CONTINUES TO PLACE THE RECIPIENTS THEREOF AT RISK. THE AWARDING OF EACH OF THE AFORESAID BONUSES WAS APPROVED BY THE FULL BOARD OF DIRECTORS AND WAS EFFECTED PURSUANT TO THE TERMS OF THE COMPANY'S EMPLOYMENT AGREEMENTS WITH EACH OF SUCH PERSONS. SUCH AGREEMENTS PROVIDE THAT MR. BYRNE AND MR. MURO ARE EACH ELIGIBLE TO RECEIVE A DISCRETIONARY BONUS FOR EACH YEAR (OR PORTION THEREOF) DURING THE TERM OF SUCH AGREEMENT AND ANY EXTENSIONS THEREOF, WITH THE ACTUAL AMOUNT OF ANY SUCH BONUS TO BE DETERMINED IN THE SOLE DISCRETION OF THE BOARD OF DIRECTORS BASED UPON ITS EVALUATION OF THE EXECUTIVE'S PERFORMANCE DURING SUCH YEAR. THE 1995/1996 BONUSES CONSISTED OF OPTIONS TO PURCHASE THE FOLLOWING NUMBERS OF SHARES, AT A PER SHARE EXERCISE PRICE OF $.001 PER SHARE, IN THE FOLLOWING AMOUNTS: MR. BYRNE
- 1,413,382 SHARES; MR. MURO - 1,115,093 SHARES. THE 1997 BONUSES CONSISTED OF OPTIONS TO PURCHASE THE FOLLOWING NUMBERS OF SHARES: MR. BYRNE - 2,000,000; MR. MURO - 1,000,000 AT THE EXERCISE PRICE DESCRIBED ABOVE, AS REDUCED TO $.001 PER SHARE PURSUANT TO THE AWARD OF THE 1998 BONUSES. BECAUSE THE SHARES WHICH WERE PURCHASED PURSUANT TO THE EXERCISE OF THE FOREGOING OPTIONS, WERE ISSUED UNDER THE TERMS OF THE ABOVE DESCRIBED EMPLOYMENT AGREEMENTS, THEY ARE ALSO SUBJECT TO THE TERMS OF THE RESPECTIVE STOCK RESTRICTION AGREEMENTS WHICH EACH OF SUCH PERSONS HAS ENTERED INTO. THE TERMS AND CONDITIONS OF SUCH AGREEMENTS ARE DISCUSSED IN DETAIL BELOW, IN "EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS - EXECUTIVE AGREEMENTS AND SPECIAL COMPENSATION AGREEMENTS" AND IN "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- SALES OF AND RESTRICTIONS ON SHARES HELD BY EXECUTIVE OFFICERS".

(14) REPRESENTS ADDITIONAL COMPENSATION RECEIVED IN THE FORM OF CAR ALLOWANCE PAYMENTS. CARALLOWANCE PAYMENTS WERE WAIVED IN FISCAL 1999. THIS AMOUNT DOES NOT INCLUDE THE 1,000,000 SHARES OF COMMON STOCK OF THE COMPANY WHICH MR. ASH RECEIVED AS A SIGNING BONUS NOR THE 500,000 SHARES WHICH MR. SANZARO RECEIVED AS A SIGNING BONUS.

(15) FOR THE FISCAL YEAR ENDED JUNE 30, 1999, MR. FRECHETTE RECEIVED CASH SALARY PAYMENTS FROM THE COMPANY, IN THE AGGREGATE AMOUNT OF $71,011.83. (THIS DOES NOT INCLUDE CASH DISBURSEMENTS MADE TO MR. FRECHETTE DURING FISCAL 1999 BY WAY OF REIMBURSEMENTS FOR EXPENSES PAID BY HIM FOR OR ON BEHALF OF THE COMPANY.) MR. FRECHETTE WAIVED CASH PAYMENT OF THE AGGREGATE BALANCE OF $41,488.17 IN SALARY PAYMENTS DUE TO HIM UNDER THE TERMS OF HIS EMPLOYMENT AGREEMENT WITH THE COMPANY (THE "FRECHETTE EXECUTIVE AGREEMENT") FOR FISCAL 1999. IN LIEU THEREOF, MR. FRECHETTE AGREED TO ACCEPT SHARES OF THE COMPANY'S STOCK, VALUED AT ONE-HALF THE AVERAGE MARKET PRICE OF SUCH STOCK DURING THE PERIODS IN WHICH SUCH SALARY WAS EARNED OR SUCH EXPENSES WERE INCURRED. THE NUMBER OF COMPENSATION SHARES ISSUED TO MR. FRECHETTE FOR SERVICES RENDERED PURSUANT TO HIS EXECUTIVE AGREEMENT AND FOR UNREIMBURSED EXPENSES INCURRED DURING FISCAL 1999 AGGREGATED TO 477,155 SHARES NOT INCLUDING THE 1,000,000 SHARES ISSUED TO MR. FRECHETTE AS A SIGNING BONUS.


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

                                                                    ANNUAL
OFFICER          COMMENCEMENT DATE      TERMINATION DATE            SALARY
-------          -----------------      ----------------            ------

Mr. Byrne        January 18, 1995       December 31, 2003         US$250,000

Mr. Muro         January 1, 1996        December 31, 2000         US$150,000

Mr. Sanzaro5     June 15, 1998          November 23, 1999         US$175,000

Mr. Threshie     January 1, 1996        December 31, 1999         US$ 62,500

Mr. Frechette    August 17, 1998        May 17, 1999              US$150,000

Mr. Ash          January 4, 1999        December 31, 2000         Note following

         Subsequent to fiscal 1999, Mr. Ash voluntarily abrogated his Executive Agreement with the Company for purposes of entering into a new agreement under which his compensation would be in the form of shares. Under this new agreement, Mr. Ash continues to act as Secretary-Treasurer and Chief Financial Officer on a consulting basis. Under the terms of the original Executive Agreement, Mr. Ash's annual compensation was US$125,000. The consulting agreement extends to December 31, 2000 and is renewable by mutual consent of the Company and Mr. Ash. Mr. Ash's compensation is payable only in shares of the Company, thus permitting a substantial cash flow benefit to the Company. Mr. Ash's compensation for the sixteen-month period to end December 31, 2000 is established at 2,000,000 common shares or such other number of shares which would be derived in the event of a stock split or reverse stock split.

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

---------------
   5   MR.  SANZARO'S  EXECUTIVE  AGREEMENT  CANCELLED  AND  REPLACED AN EARLIER
       CONSULTING   AGREEMENT   BETWEEN  THE  COMPANY  AND  HIM  (SEE   "CERTAIN
       RELATIONSHIPS AND RELATED TRANSACTIONS").

         The Executive Agreements with Messrs. Byrne, Muro, and Sanzaro and Ash also include severance provisions which provide, among other things, for severance compensation in the event that the employment of the executive is terminated by the Company other than for cause, or by the executive for "good reason", as that term is defined in the Executive Agreements, or pursuant to a change in control of the Company. The various Executive Agreements provide for severance compensation, as follows: (i) In the case of Messrs. Byrne, Sanzaro, and Muro, 200% of the amount of the base salary for a period of twelve months;
(ii) In the case of Mr. Ash, the amount of severance compensation for termination other than for cause, or by the executive for "good reason", as that term is defined in the Executive Agreements, or pursuant to a change in control of the Company, amounts to 1,000,000 common shares of the Company.

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

                          PRINCIPAL SHAREHOLDERS TABLE

               NAME AND                     AMOUNT AND
TITLE          ADDRESS OF                   NATURE OF
OF             BENEFICIAL                   BENEFICIAL               PERCENT OF
CLASS          OWNER                        OWNERSHIP                CLASS
-----          ----------                   ----------               ----------

Common         Batholomew International     11,772,361(2)            9.95%
The Tirex      Investments, Ltd.
Corporation    P.O. Box 484
               Basel House
               108 Halkett Place
               St. Helier, Jersey JE4 5SS
               Chanel Islands

Common         Terence C. Byrne              2,079,873(3)            1.76%
The Tirex      466 Cote St. Antoine
Corporation    Westmount, Quebec
               H3Y 2G9
Class A
Common                                              34(4)              34%
Tirex
R&D

               NAME AND                     AMOUNT AND
TITLE          ADDRESS OF                   NATURE OF
OF             BENEFICIAL                   BENEFICIAL               PERCENT OF
CLASS          OWNER                        OWNERSHIP                CLASS
-----          ----------                   ----------               ----------
Common         CG TIRE, INC.                13,804,830(5)              10%
The Tirex      The Continental General
Corporation    Tire Recycling Effort
               1800 Continental Blvd.
               Charlotte, NC 28273

Common         Frances Katz Levine           7,255,312(6)            6.13%
The Tirex      621 Clove Road
Corporation    Staten Island, NY 10310

Common         SH Developments               8,592,607               7.26%
               C/o Alton Management S.A.
               5/2 Jumpers Building
               Rosia Road
               Gibralter

Class A
Common                                              17(4)              17%
Tirex
R&D

NOTES
         The footnotes to this table appear after the "Security Ownership of Management Table" which is set forth on the following page.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth information as of September 17, 1999, with respect to the beneficial ownership of the Common Stock, $.001 par value, of the Company and the Class A common stock of the Company's subsidiary, Tirex R&D by each of the executive officers and directors of the Company and Tirex R&D and by all respective executive officers and directors as a group:

                         MANAGEMENT SHAREHOLDINGS TABLE

               NAME AND                     AMOUNT AND
TITLE          ADDRESS OF                   NATURE OF
OF             BENEFICIAL                   BENEFICIAL               PERCENT OF
CLASS          OWNER                        OWNER                    CLASS (1)
-----          ----------                   ----------               ----------
Common         Terence C. Byrne             16,949,036(3)            14.33%
The Tirex      466 Cote St. Antoine
Corporation    Westmount, Quebec
               H3Y 2G9

Class A
Common                                              34(4)               34%
Tirex
R&D

Common         Louis V. Muro                 4,121,448                3.48%
The Tirex      374 Oliver Avenue
Corporation    Westmount, Quebec
               Canada H3Z 3C9

Class A
Common                                              17(4)               17%
Tirex
R&D

Common         Louis V. Sanzaro              4,918,911                4.16%
The Tirex      1497 Lakewood Road
Corporation    Toms River, NJ 08755

Common         John L. Threshie, Jr.
The Tirex      200 Lansdowne,
Corporation    Westmount, Quebec
               Canada, H3Z 3E1                  81,271                    *

               NAME AND                     AMOUNT AND
TITLE          ADDRESS OF                   NATURE OF
OF             BENEFICIAL                   BENEFICIAL               PERCENT OF
CLASS          OWNER                        OWNER                    CLASS (1)
-----          ----------                   ----------               ----------
Common         John G. Hartley               1,254,567                1.06%
The Tirex      7/9 Boulevard D'Italie
Corporation    Monte Carlo MC 98000
               Monaco


Common         Michael Ash                   1,210,309                1.02%
The Tirex      310 Montee Sabourin
Corporation    St. Bruno, Quebec
               Canada, J3V 4P6


Common         Henry P. Meier                  410,000                    *
The Tirex      1904 Waverly Place
Corporation    Oakhurst, New Jersey 07755


Common         All directors and            28,945,542               24.47%
The Tirex      officers as a group
Corporation    (7 persons)

Class A        All directors and                     51 (4)    51%
Common         officers as a group
Tirex          (7 persons)
R&D



* PERCENTAGES LESS THAN 1% NOT SHOWN

NOTES:

(1) THE PERCENTAGES LISTED IN THE TABLES ARE CALCULATED ON THE BASIS OF 118,481,528 SHARES OF THE COMMON STOCK, $.001 PAR VALUE, OF THE COMPANY
OUTSTANDING AS OF NOVEMBER 23, 1999, WITH THE FOLLOWING EXCEPTION: (A) THE PERCENTAGE DEEMED TO BE BENEFICIALLY OWNED BY CG TIRE, INC. IS CALCULATED ON THE BASIS OF 118,481,528 SHARES OF COMMON STOCK CURRENTLY ISSUED AND OUTSTANDING PLUS 131,782,608 SHARES OF COMMON STOCK WHICH, CG TIRE HAS THE RIGHT TO ACQUIRE PURSUANT TO ITS OPTION WITHIN 60 DAYS FROM THE DATE OF THIS REPORT (SEE, BELOW, FOOTNOTE 5 TO THIS TABLE)

(2) BARTHOLOMEW INTERNATIONAL INVESTMENTS LTD. IS OWNED BY THE BARTHOLOMEW TRUST, THE BENEFICIARIES OF WHICH ARE TERENCE C. BYRNE, HIS SPOUSE, AND HIS TWO SONS.

(3) INCLUDES: (I) 2,009,990 SHARES HELD OF RECORD BY MR. BYRNE AS OF FEBRUARY 11, 1999; AND (II) 69,883 SHARES HELD OF RECORD BY MR. BYRNE'S WIFE, DARLA SAPONE BYRNE, OVER WHICH SHARES MR. BYRNE HAS VOTING POWER PURSUANT TO AN IRREVOCABLE PROXY GRANTED TO HIM ON SEPTEMBER 27, 1996; (III) 11,772,361 SHARES HELD OF RECORD BY BARTHOLOMEW INTERNATIONAL INVESTMENTS, LTD.; AND (IV) 3,096,802 SHARES OWNED BY THE NAIS CORPORATION, OVER WHICH SHARES MR. BYRNE HAS VOTING POWER PURSUANT TO AN IRREVOCABLE PROXY GRANTED TO HIM IN CONNECTION WITH THE DECEMBER 18, 1998 SETTLEMENT OF A LAWSUIT BROUGHT BY THE NAIS CORPORATION AGAINST THE COMPANY (SEE ITEM 3 OF THIS REPORT, "LEGAL PROCEEDINGS");

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

(5) INCLUDES 13,804,830 SHARES WHICH CG TIRE, INC. (CGT) HAS THE RIGHT TO ACQUIRE AT ANYTIME PRIOR TO APRIL 23, 2000 PURSUANT TO AN OPTION TO PURCHASE AT A PER SHARE PRICE EQUAL TO FIFTY PERCENT (50%) OF THE AVERAGE OF THE FINAL BID AND ASK PRICES OF THE COMMON STOCK OF TIREX, AS QUOTED IN THE OTC BULLETIN BOARD DURING THE TEN BUSINESS DAYS PRECEDING THE DATE OF A NOTICE OF EXERCISE GIVEN BY THE CG TIRE, ALL, OR ANY PART OF, THE NUMBER OF SHARES OF THE COMMON STOCK OF TIREX WHICH WOULD CONSTITUTE TEN PERCENT, UPON THEIR ISSUANCE (10%) OF THE COMMON STOCK OF TIREX, ISSUED AND OUTSTANDING AT THE DATE OF EXERCISE (THE "OPTION"), ON A FULLY DILUTED BASIS. THE CGT OPTION WAS AMENDED AT OR AROUND AUGUST 13, 1997 AND MAY 18, 1998. THE OPTION, WHICH HAS A THREE-YEAR TERM, WAS GRANTED TO CGT ON APRIL 24, 1997, IN CONSIDERATION OF CGT'S AGREEMENT TO (I) EXPLORE WITH THE COMPANY THE POSSIBILITY OF THE COMPANY'S: (A) FURNISHING GENERAL TIRE WITH ALL OR PART OF ITS 80-MESH CRUMB RUBBER REQUIREMENTS AND (B) ESTABLISHING LOCAL TIRE RECYCLING CENTERS FOR THE PURPOSE OF ACCEPTING FOR DISINTEGRATION, SCRAP TIRES FROM GENERAL TIRE'S NETWORK OF INDEPENDENT DEALERS; AND (II) ADVISE THE COMPANY WITH RESPECT TO GENERAL TIRE'S SPECIFICATIONS FOR ITS CRUMB RUBBER REQUIREMENTS, ANY FURTHER DEVELOPMENT OF SUCH SPECIFICATIONS IN THE FUTURE, THE SUITABILITY OF THE TCS-1 PLANT FOR MEETING SUCH SPECIFICATIONS, AND THE FURTHER DEVELOPMENT OF THE COMPANY'S TECHNOLOGY IN COORDINATION WITH CONTINENTAL TIRE'S PRODUCT DEVELOPMENT REQUIREMENTS. CGT HAS NOT, AS OF THE DATE HEREOF, EXERCISED ANY PART OF THE OPTION.

(6) INCLUDES 1,808,061 SHARES HELD OF RECORD BY MS. LEVINE'S SPOUSE, ROBERT LEVINE, OVER WHICH SHARES MS. LEVINE DISCLAIMS ANY BENEFICIAL OWNERSHIP.

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following is a description of any transactions during the last two completed fiscal years, the current fiscal year or any presently proposed transactions, to which the Company was or is to be a party, in which the amount involved in such transaction (or series of transactions) was $60,000 or more (in some instances, transactions valued at less than $60,000) have also been included) and which any of the following persons had or is to have a direct or indirect material interest: (i) any director or executive officer of the Company; (ii) any person who owns or has the right to acquire 5% or more of the issued and outstanding common stock of the Company; and (iii) any member of the immediate family of any such persons. The Company does not have any requirement respecting the necessity for independent directors to approve transactions with related parties. All transactions are approved by the vote or unanimous written consent of the full board of directors or the executive committee of the board of directors, which, during the period covered by this Report, consisted of Terence C. Byrne, John Hartley, and Louis V. Muro. On February 11, 1999, as part of an overall management reorganization, Mr. Hartley resigned from, and Mr. Sanzaro was appointed to, the Executive Committee. Mr. Sanzaro's resignation as President of the Company, effective November 23, 1999, also brings his resignation as a Member of the Executive Committee. All members of the Board of Directors, individually and/or collectively, could have possible conflicts of interest with respect to transactions with related parties.

ISSUANCE OF STOCK IN LIEU OF SALARIES AND UNREIMBURSED EXPENSES

         During the years ended June 30, 1998 and 1999, the Company's executive officers and, since December 22, 1996, its in-house corporate and securities counsel, Frances Katz Levine have waived substantial portions of their salaries and unreimbursed expenses made by them on behalf, and for the account, of the Company, and have accepted shares of the Company's common stock in lieu thereof. In connection therewith; shares have been issued for the periods indicated as follows:


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


YEAR ENDED JUNE 30, 1999

         For the three month period ended September 30, 1998, Mr. Byrne waived payment of $28,486; Ms. Levine waived payment of $41,492; Mr. Muro waived payment of $14,763; Mr. Threshie waived payment of $325; Ms. Kachru waived payment of $338; and Mr. Sanzaro waived payment of $43,750. In December 1998 the Company authorized the issuance of 269,589 shares to Mr. Byrne, 392,679 shares to Ms. Levine; 139,716 shares to Mr. Muro; 3,076 shares to Mr. Threshie; 3,195 shares to Ms. Kachru; and 414,046 shares to Mr. Sanzaro. The number of shares issued at such time was calculated on the basis of 50% of the average of the bid and ask price for the Company's common stock (50% of $.2113293 or approximately $.1056646 per share) during the three month period ended September 30, 1998.

         For the three-month period ended December 31, 1998, Mr. Byrne waived payment of $34,201, Ms. Levine waived payment of $23,500 and Mr. Muro waived payment of $18,259, Mr. Threshie waived payment of $787, Ms. Kachru waived payment of $539, Mr. Sanzaro waived payment of $43,750 and Mr. Frechette waived payment of $13,060

         For the three month period ended March 31, 1999, Mr. Byrne waived payment of $41,395, Ms. Levine waived payment of $23,250 in respect of salary and $36,825 in respect of expenses for the six-month period ended March 31, 1999, Mr. Muro waived payment of $18,523, Mr. Threshie waived payment of $2,203, Ms. Kachru waived payment of $2,087, Mr. Sanzaro waived payment of $43,750 in respect of salary and $47,366 in respect of expenses for the eight-month period ended February 1999, Mr. Frechette waived payment of $13,432 and Mr. Ash waived payment of $19,678 In connection with the cash payments waived for the second and third quarters of fiscal 1999, on April 6, 1998,and in respect of the period from October 1, 1998 to March 15, 1999, with the exception of the period covered for the expenses of Mr. Sanzaro, which period was a nine-month period, the Company authorized the issuance of 858,030 shares to Mr. Byrne, 970,143 shares to Ms. Levine, 417,676 shares to Mr. Muro, 34,320 shares to Mr. Threshie, 1,297,748 shares to Mr. Sanzaro, 301,045 shares to Mr. Frechette and 201,145 shares to Mr. Ash, not including the signing bonus of 1,000,000 to Mr. Ash which was issued on the same date.. The number of shares issued at such time was calculated on the basis of 50% of the average of the bid and ask price for the Company's stock or approximately $0.0882 per share) during the six-month period ended March 31, 1999, with the exception of the 1,000,000 shares issued to Mr. Ash as a signing bonus which were issued at $0.09125 per share.

         For the three-month period ended June 30, 1999, Mr. Byrne waived payment of $72,916, Ms. Levine waived payment of $43,750 for salary and $29,310 for expenses, Mr. Muro waived payment of $43,750, Mr. Threshie waived payment of $601, Ms. Kachru waived payment of $18,958.22, Mr. Sanzaro waived payment of $43,750, Mr. Frechette waived payment of $8,854 and Mr. Ash waived payment of $33,218. In connection therewith, in June 1999 the Company authorized the issuance of 903,294 shares to Mr. Byrne; 1,074,861 shares to Ms. Levine; 541,976 shares to Mr. Muro; 2,901 shares to Mr. Threshie; 219,175 shares to Ms. Kachru; 632,306 shares to Mr. Sanzaro, 99,057 shares to Mr. Frechette and 404,818 shares to Mr. Ash. The number of shares issued at such time was calculated on the basis of 50% of the average of the bid and ask price for the Company's common stock (50% of $.18266 or approximately $.09133 per share) during the three month period ended June 30, 1999.

LOAN TRANSACTIONS WITH TERENCE C. BYRNE AND AFFILIATED ENTITY

         On several occasions during the fiscal year ended June 30, 1999 and in the period subsequent thereto, the Company required immediate cash infusions to meet its financial obligations. To assist the Company on such occasions, Terence
C. Byrne, or an entity with which Mr. Byrne is affiliated, made loans to the Company, as follows:

         OCTOBER 27, AND NOVEMBER 30, 1998 LOANS TO COMPANY AND MARCH 1999 INVESTMENT IN THE COMPANY On October 27, 1998, at the behest of Terence C. Byrne, Bartholomew International Investments Limited ("Bartholomew"), a corporation owned by The Bartholomew Trust, the beneficiaries of which are Mr. Byrne and his spouse and children, made a loan to the Company in the amount of $150,000. The loan was made pursuant to the Company's promissory note which bore interest at an annual rate of 2% over the Bank of Montreal's Prime Rate and which was due and payable on July 26, 1999. On or about November 30, 1998, Mr. Byrne personally lent the Company an additional $14,000 on identical terms. On or about December 2, 1998, as part of the Company's negotiations to obtain short term bank debt financing, Bartholomew agreed to forego any interest on, and repayment in cash of, the $150,000 loan, and Mr. Byrne agreed to forego any interest on, and repayment in cash of, the $14,000 loan and both parties accepted in full satisfaction of such loan, unregistered shares of the Company's common stock valued at fifty percent (50%) of the average of the high ask and low bid prices of such stock, as traded in the over-the-counter market and quoted in the OTC Electronic Bulletin Board on December 1, 1998. In connection therewith, on December 2, 1998, the Company authorized the issuance of a total of 2,523,077 shares of this corporation's unregistered common stock to Bartholomew. In March of, 1999, at the behest of Terence C. Byrne, Bartholomew invested the sum of $50,000 in the Company for which 677,966 shares were issued

         LOANS TO MR. BYRNE From time to time, during the course of the fiscal year ended June 30, 1998, as was practical and expedient, the Company paid certain expenses for and on behalf Mr. Byrne. All of such payments were treated as loans made by the Company to Mr. Byrne. The aggregate amount of such loans outstanding as at June 30, 1998, was $121,564. On December 15, 1998, Mr. Byrne repaid $100,000 of such loans and has since repaid the balance. Such loans are recorded on the books and records of the Company and do not bear interest or state any required maturity date.

CONSULTING AND EXECUTIVE AGREEMENTS WITH LOUIS SANZARO

         On January 28, 1998, the Company entered into a consulting agreement with Louis Sanzaro (the "Consulting Agreement"), who is currently a director of the Company. The Consulting Agreement was made effective as of January 1, 1997. Mr. Sanzaro had actually been providing consulting services to the Company prior to January 1, 1997, but the parties had not yet agreed, at that time, to enter into a formal consulting agreement with respect to such services. The Consulting Agreement was for a three-year term ending December 31, 1999 and provided for Mr. Sanzaro to render advice, opinions, "hands-on" assistance with respect to, and, in some cases, effecting of, among other things, the following: (i) developing pro-forma financial projections respecting the operations of a TCS-1 Plant and marketing of rubber crumb generated thereby; (ii) designing and developing a complete maintenance program for the TCS-1 Plant; (iii) developing specialized accounting software to be used with all TCS-1 Plants; (iv) designing and developing logistics respecting Plant configuration; (v) testing new equipment at construction and assembly site, adjusting, and designing modifications, as required; and (vi) site-planning and Plant installation. Compensation for all consulting services rendered by Mr. Sanzaro under the terms of the Consulting Agreement, consisted of the issuance to Mr. Sanzaro of one million shares of the Company's Common Stock, 600,000 of which were issued to Mr. Sanzaro on January 30, 1998 and 400,000 of which were issued on or about April 30, 1998. The bulk of the services performed by Mr. Sanzaro in connection with the foregoing were rendered after July 1, 1997.

         The Sanzaro Consulting Agreement was cancelled and replaced by an employment agreement between the parties (the "Sanzaro Executive Agreement"), pursuant to which, Mr. Sanzaro was appointed as the Company's Vice President of Operations and Chief Operating Office. Since February 11, 1999, Mr. Sanzaro has served under the Sanzaro Executive Agreement as President of the Company. For a discussion in detail of the terms of the Sanzaro Executive Agreement, reference is made to the discussion included above, under "Management - Employment Contracts and Termination of Employment and Change-in-Control Arrangements" - "Executive Agreements And Special Compensation Agreements"). Effective November 23, 1999, Mr. Sanzaro resigned as President of the Company to avoid a possible future conflict of interest which could arise from his conclusion of a licencing agreement with the Company under which companies controlled by Mr. Sanzaro would have the right to market and manufacture TCS-1 systems for the US market. As of November 23, 1999, Mr. Sanzaro is not performing any duties as COO of the Company.

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


AGREEMENTS WITH CUSTOMERS CONTROLLED BY LOUIS SANZARO

         On May 29,  1997,  the  Company  entered  into an  Equipment  Lease and
Purchase Agreement (the "O/V III L&P Agreement") with Ocean/Ventures III, Inc.("O/V III") of Toms River, New Jersey ("O/V III") for the purchase and lease of the various components which will comprise eight TCS-1 Plants. Also on that same date, the Company entered into an Equipment Lease and Purchase Agreement (the "OTRP L&P Agreement") with Oceans Tire Recycling & Processing Co., Inc. ("OTRP") for the purchase and lease of the various components which comprise the first production model of the TCS-1 Plant. Louis Sanzaro, a director of the Company is a controlling person of both O/V III and Oceans Tire. For details respecting Mr. Sanzaro's relationship with the Company prior to January 1997, reference is made to the discussion included, above, in "Existing and Proposed Business - Equipment Manufacturing" under the subcaption, "Dependence on Major Customer."

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

         On May 11, 1999, Mr. Hartley paid $40,000 under this option to acquire 1,234,567 common shares of the Company at a price equal to one-third of market value. The remainder of the option was allowed to expire by Mr.
Hartley.


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

EMPLOYMENT AGREEMENT WITH MS. LEVINE

         From January 18, 1995 through and including December 21, 1996, Frances Katz Levine was employed by the Company as its Secretary and General Counsel under the terms of an employment agreement dated January 18, 1995 (the "First Levine Employment Agreement"). On December 22, 1996, Ms. Levine resigned her positions as Secretary, General Counsel, and as a Director of the Company. Her resignation was not caused by any disagreement with the Company on any matter relating to the Company's operations, policies, or practices. Following her resignation from the foregoing positions, Ms. Levine has continued to be employed by the Company as its in-house Corporate and United States Securities Counsel pursuant to the terms of her employment agreement, dated December 22, 1996 (the "Second Levine Employment Agreement"). The Principal terms and conditions of the First and the Second Levine Employment Agreements, other than the commencement and termination dates and the positions and exact nature of duties and responsibilities, are essentially identical, except also for terms which were added in order to insure that benefits and rights earned under the First Employment Agreement would not be lost to Ms. Levine perforce of the foregoing changes. On May 1, 1997, the Second Levine Employment Agreement was amended to explicitly state the original intent of the parties that Ms. Levine would remain eligible to receive a discretionary bonus for each year (or portion thereof) during which Ms. Levine had served as Secretary and General Counsel under the First Levine Employment Agreement. Both the First and Second Levine Employment Agreements provide for an annual salary of $150,000 and the reimbursement of business related expenses. The Second Levine Employment Agreement, which is currently in effect, has a term which expires on December
21, 2000. Such agreement provides for the payment of bonuses at the sole discretion of the Board of Directors based upon a performance evaluation. The Second Levine Employment Agreement also contains severance provisions similar to those contained in the Executive Agreements between the Company and each of
Terry Byrne, Lou Muro and Lou Sanzaro. It also provides, in light of the Company's cash position, that the Company may, in lieu of payment in cash of salary and reimbursable expenses, issue to Ms. Levine, unregistered shares of the Company's common stock, valued at 50% of the average of the bid and ask prices of such stock, as traded in the over-the-counter market and quoted in the OTC Bulletin Board, during part or all of the period during which such salary was earned or such expenses were incurred. Ms. Levine, and her partner, Scott Rapfogel, the Assistant General Counsel to the Company, pursuant to amicable discussions with Management, resigned from their positions effective July 1, 1999. Severance compensation was paid in the form of shares to each individual in respect of shares for unpaid compensation and for severance payments. Ms. Levine was issued 5,485,714 shares in total and Mr. Rapfogel received 4,022,857 shares in total.


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


EXECUTIVE AGREEMENT WITH LOUIS SANZARO.

         On July 23, 1998 the Company entered into an employment agreement with Louis Sanzaro pursuant to which Mr. Sanzaro was employed as the Company's vice president of operations until February 11, 1999, and since such date, as the Company's president. The agreement was made effective as of June 15, 1998, the date when Mr. Sanzaro began serving in such capacity. The agreement called for a term of four years ending June 14, 2002 and provided for salary compensation at the annual rate of $175,000. It also included a signing bonus consisting of 500,000 shares of the Company's common stock. In consideration for the Company's entering into such employment agreement and issuing to Mr. Sanzaro an additional 2,500,000 shares of its common stock, Mr. Sanzaro released the Company from any obligations arising out of or being connected with or related to serve as a distributor of TCS-1 Plants in North America or to receive remuneration of any kind in connection with sales of TCS-1 Plants theretofore or thereafter made by the Company in North America. Effective November 23, 1999, Mr. Sanzaro resigned as President of the Company so as to avoid a possible future conflict of interest. For a discussion in more detail of the Sanzaro Executive Agreement, reference is made to the information contained above in "Executive Compensation
- Employment Contracts and Termination of Employment and Change-in-Control Arrangements".

EXECUTIVE AGREEMENT WITH JEAN FRECHETTE.

         On July 24, 1998 the Company and The Tirex Corporation Canada, Inc. ("Tirex Canada") entered into an employment agreement with Jean Frechette , pursuant to which Mr. Frechette was employed as the president and chief operating officer of Tirex Canada from August 17, 1998 until May 1999. The agreement is for a five year term ending August 16, 2003 and provides for salary compensation at the annual rate of $150,000 along with a car allowance of $500 Canadian per month. The employment agreement also included a signing bonus of 1,000,000 shares of the Company's common stock. For a discussion in more detail of the Frechette Executive Agreement, reference is made to the information
contained   above  in  "Executive   Compensation  -  Employment   Contracts  and
Termination of Employment and Change-in-Control Arrangements". Mr. Frechette resigned from his position on May 17, 1999.


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


CONSULTING AND EMPLOYMENT AGREEMENTS WITH ALAN CROSSLEY

         On July 1, 1997, the Company entered into an employment agreement with Alan Crossley (the "Crossley Employment Agreement"), a former director of the Company, pursuant to which, Mr. Crossley was appointed as the Company's Managing Director of European Market Development. This Agreement replaced and superseded a consulting agreement between the Company and Mr. Crossley (the "Crossley Consulting Agreement"). The said Consulting Agreement had been entered into on May 29, 1997 and had been made retroactively effective to January 15, 1997. Such retroactive effectiveness reflected the time period during which Mr. Crossley, directly and through GAPCO, Inc., a corporation controlled by Mr. Crossley had actually rendered services to the Company, as its European Market Development Consultant. The Crossley Consulting Agreement provided for consulting services consisting of advice and opinions to the Company concerning, and the undertaking and effectuation of, activities necessary to establish and develop in Europe and in India, markets for the TCS-1 Plant and for rubber crumb and the preparation of market development studies for the Iberian Peninsula and India. The Crossley Consulting Agreement was for a two-year term and provided for the following compensation: (i) upon completion of the Iberian Peninsula Market Study conducted by GAPCO, Inc., $40,000 (Canadian) to be paid in either, or a combination of, cash or unregistered shares of the Company's common stock, valued at $.17 per share; (ii) upon completion of the Indian Market Study conducted by GAPCO, Inc., $40,000 (Canadian) to be paid in either, or a combination of, cash or unregistered shares of the Company's common stock, valued at $.17 per share, and (ii) an expense allowance of up to $115,000 (Canadian) or approximately US $80,500. Although the Crossley Consulting Agreement also provided for an annual salary of $75,000 (Canadian), such salary was not to commence until July 1, 1997. Because the Consulting Agreement was replaced by the Crossley Employment Agreement effective as of January 15, 1997, no salary payments were ever due or paid under the said Consulting Agreement. However, pursuant to the terms of the Crossley Consulting Agreement, payments of an aggregate of $80,000 (Canadian) were paid to Mr. Crossley, in a combination of cash and common stock, in respect of certain market studies for the Iberian Peninsula and India conducted by GAPCO, Inc. The stock portion of such compensation was paid on May 29, 1997 with the issuance of 84,658 shares of the Company's common stock. On April 6, 1999, Mr. Crossley was issued 649,576 shares of the Company at a price equal to $0.0935 per share in compensation for his having waived cash payment of $60,751 due to him for salaries and expenses incurred during fiscal 1999.

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

BONUSES AND ADDITIONAL COMPENSATION TO EMPLOYEES

         On May 30, 1997, the Company authorized the issuance of shares of its Common Stock pursuant to the exercise of options (the "Bonus Options") which had been granted to Terence C. Byrne, Louis V. Muro, and Frances Katz Levine as bonuses for the fiscal years ended June 30, 1995 and 1996 pursuant to the terms of their respective employment agreements. The Bonus Options permitted such persons to purchase shares of common stock, at a per share exercise price of $.001 per share, as follows: Terence C. Byrne - 1,413,382 shares, Louis V. Muro
- 1,115,093 shares, and Frances Katz Levine - 811,684 shares. The respective employment agreements, pursuant to which such options were granted, provide for discretionary bonuses for each year (or portion thereof) during the term of such agreements, with the actual amount of any such bonus to be determined in the sole discretion of the Board of Directors based upon its evaluation of the Executive's performance during such year. Such bonuses were unanimously approved by the Company's full board of directors, which, at that time, consisted of six members including Mr. Byrne and Mr. Muro. All of said Options were exercised by the option holders immediately upon the grants thereof.

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

ITEM 13.  EXHIBITS

FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

     The financial statements filed as a part of this report are as follows:

     Consolidated Balance Sheet - June 30, 1999

     Consolidated Statements of Operations for the years ended June 30, 1998 and 1999, and cumulative for the period from inception (March 26, 1993) to June 30, 1999

     Consolidated Statements of Owners' Equity (Deficit) as of
        June 30, 1992 - 1999

     Consolidated Statements of Cash Flows for the years ended June 30, 1998 and
       1999 and cumulative for the period from inception (March 26, 1993) to June 30, 1999



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


EXHIBITS

         The exhibits filed as a part of this Report or incorporated herein by reference are as follows:

                                                                                        EXHIBITS INCORPORATED
                                                                                        HEREIN BY REFERENCE,
                                                                                        EXHIBIT NO. AS FILED
                                                                                        WITH DOCUMENT
                                                                                        INDICATED
                                                                                        ---------------------
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

         (p) Amendment, Dated September 30, 1997, to GC TIRE, Inc.(20)
         (q) Amendment, Dated February 16, 1998, to CG TIRE, Inc(20)
         (r) Form of "Type A" Subordinated,
                  Convertible Debenture
         (s) Form of "Type B" Subordinated
                  Convertible Debenture (20)                                            4(t)
         (t) Form of "Type A" Warrant
         (u) Stock Purchase Warrant
                  Issued To Security Capital Trading, Inc.
         (v) Form of Amendment to "Type B" Debenture (20)                               4(w)
         (w) Amendment to CGT Option (20)                                               4(x)
         (x) Form of "Type A" Securities
                  Purchase Agreement
         (y) Form of "Type B" Securities Purchase Agreement (20)                        4(y)
         (z) Form of "Type C" Subscription and Registration
                  Rights Agreement (20)                                                 4(aa)
         (aa) Option To Purchase Common Stock, Issued to
                  Alan Epstein, dated April 13, 1998 (18)                               4.2
         (bb) Form of Amendment to "Type A" Subordinated,
                  Convertible Debenture

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
         (k) Special Compensation  Agreements,  dated June 1, 1995, July
                  25, 1995, November 23, 1995, and March 18, 1996
                  between the Company and Terence C. Byrne (12)                         10(rrr)
         (l) Special  Compensation  Agreements,  dated November 15, 1995 and March 18, 1996, and April 1, 1996
                  between the Company and Louis V. Muro (12)                            10(ttt)
         (m) English translation of Agreement for Financial Assistance for Technology Development between La Societe Quebecoise
                  de Recuperation et de Recyclage and
                  Tirex Canada Inc. (12)                                                10(vvv)

         (n) Commitment,  dated  April  11,  1996,  from the  Industrial
                  Recovery Program for Southwest Montreal,
                  for a loan of up to $500,000 (Canadian) (12)                       10(www)
         (o) Amendment No. 1 to Stock Restriction Agreement
                  of January 18, 1995, dated May 30, 1996, between
                  the Company and Terence C. Byrne. (12)                             10(xxx)
         (p) Amendment No 1. to Stock  Restriction  Agreement of January
                  18, 1995, dated May 30, 1996,
                  between the Company and Frances Katz Levine. (12)                  10(yyy)
         (q) Financial Consulting Agreement, dated May 3, 1997,
                  between the Company and The Nais Corp. (15)                        10
                  between the Company and the Nais Corp.
         (r) Employment Agreement, effective as of January 1, 1996, between
                  the Company and John L. Threshie, Jr. (13)                         4.4
         (s) Employment Agreement, dated April 29, 1997,
                  between the Company and Vijay Kachru (17)                          10(cccc)
         (t) Amendment  No.2,  dated May 1, 1997,  to Stock  Restriction
                  Agreement of April 1, 1996, between the Company
                  and Louis V. Muro (17)                                             10(dddd)
         (u) Amendment No. 2, dated May 1, 1997, to Stock Restriction
                  Agreement of June 1, 1995 between the Company
                  and Terence C. Byrne (17)                                          10(eeee)
         (v) Amendment No. 2, dated May 1, 1997, to Stock Restriction
                  Agreement of June 1, 1995 between the Company
                  and Frances Katz Levine (17)                                       10(ffff)
         (w) Employment Agreement, dated December 22, 1997, between
                  the Company and Frances Katz Levine (17)                           10(gggg)
         (x) Amendment,  dated May 1, 1997,  to  Employment  Agreement of
                  December 22, 1996, between the Company and
                  Frances Katz Levine (17)                                           10(hhhh)
         (y) Amendment,  dated May 1, 1997, to  Employment  Agreement of
                  January 18, 1995, between the Company and
                  Terence C. Byrne (17)                                              10(iiii)
         (z) Amendment,  dated May 1, 1997 to  Employment  Agreement  of
                  January 1, 1996, between the Company and
                  Louis V. Muro (17)                                                 10(jjjj)
         (aa) Equipment Lease & Purchase  Agreement,  dated May 29, 1997, between the Company and Oceans Tire  Recycling & Processing
                  Co.,  Inc.,  including  Royalty  Agreement and Crumb rubber
                  Brokerage Agreement, of even date
                  therewith, as Exhibits thereto (17)                                10(kkkk)
         (bb) Equipment Lease & Purchase  Agreement,  dated May 29, 1997, between the Company and Ocean Ventures III, Inc., including
                  Royalty Agreement and Crumb rubber Brokerage Agreement,  of even date therewith,
                  as Exhibits thereto (17)                                           10(llll)
         (cc) Equipment Lease & Purchase  Agreement,  dated July 8, 1997, between the Company and Recycletron Inc., including Royalty
                  Agreement  and Crumb rubber  Brokerage  Agreement,  of even date therewith,
                  as Exhibits thereto (17)                                           10(mmmm)
         (dd) Consulting Agreement, dated April 18, 1998, between the Company
                  and Alan Epstein(18)                                               4.1
         (ee) Consulting Agreement, dated January 28, 1998, between the Company
                  and Louis Sanzaro (20)                                             10(gg)
         (ff) Executive Agreement made as of July 23, 1998 between the
                  Company and Louis Sanzaro (19)                                     10.1
         (gg) Executive Agreement made as of July 24, 1998 among the Company,
                  The Tirex Corporation Canada Inc. and Jean Frechette (19)          10.2
         (hh) Employment Agreement made as of June 22, 1998 between
                  the Company and Scott Rapfogel (19)                                10.3

         (ii) Agreement, dated December 11, 1998, between the Company
                  and IM2 Merchandising and Manufacturing, Inc. (22)                    10(ii)
         (jj) Consulting Agreement, dated April 1, 1998, between the Company
                  and Security Capital Trading, Inc. (22)                               10(jj)
         (kk) Offer of Federal Office of Regional Development (Quebec), dated
                  July 4, 1997, of repayable contribution of CA$95,000 for market development studies and activities in the United States
                  (Project No. 0762) (22)                                               10(kk)
         (ll) Offer of  Federal  Office of  Regional  Development  (Quebec),
                  dated March 9, 1998,  of repayable  contribution  of CA$98,000 for international market development activities
                  (Project No. 1158) (22)                                               10(ll)
         (mm) Offer of  Federal  Office of  Regional  Development  (Quebec),
                  dated March 26, 1997, of repayable  contribution  of CA$20,000 for preparation of market development studies for India
                  (Project No. 0635) (22)                                               10(mm)
         (nn) Passenger  Car  Equipment  Lease & Purchase  Agreement,  dated
                  August 19, 1998, between the Company and ENERCON
                  American Distribution Ltd.(22)                                        10(nn)
         (oo) Truck Tire Equipment Lease & Purchase Agreement,  dated August
                  19, 1998, between the Company and ENERCON
                  American Distribution Ltd.(22)                                        10(oo)
         (pp) Royalty Agreement, dated August 19, 1998,
                  between the Company and ENERCON American Distribution Ltd.(22)        10(pp)
         (qq) Rubber Crumb Purchase Option Agreement, dated August 19, 1998,
                  between Registrant and ENERCON American Distribution Ltd. (22)        10(qq)
         (rr) Purchase Rights Agreement, dated August 19, 1998,
                  between the Company and ENERCON American Distribution Ltd.(22)        10(rr)
         (ss) Passenger Car Equipment Lease & Purchase Agreement, dated
                  October 9, 1998,between the Company and ENERCON American
                  Distribution Ltd.(22)                                                 10(ss)
         (tt) Truck Tire Equipment Lease & Purchase Agreement, dated October
                  9, 1998, between the Company and ENERCON
                  American Distribution Ltd. (22)                                       10(tt)
         (uu) Royalty Agreement, dated October 9, 1998,
                  between the Company and ENERCON American Distribution Ltd.(22)        10(uu)
         (vv) Rubber Crumb Purchase Option Agreement, dated October 9, 1998,
                  between Registrant and ENERCON American Distribution Ltd. (22)        10(vv)
         (ww) Purchase Rights Agreement, dated October 9, 1998,
                  between the Company and ENERCON American Distribution Ltd.(22)        10(ww)
         (xx) Equipment Lease & Purchase Agreement, dated December 12, 1997,
                  between the Company and 750824 Alberta Ltd. (22)                      10(xx)
         (yy) European Market Development Consulting Agreement, dated May 29, 1997,
                  with Alan Crossley (22)                                               10(yy)
         (zz) Employment Agreement, dated July 1, 1997, with Alan Crossley (22)         10(zz)
         (aaa) Promissory Note, dated January 23, 1998, from the Company to
                  Terence C. Byrne in the amount of $102,000(22)                        10(aaa)
         (bbb) Promissory Note, dated October 27, 1998, from the Company to
                  Bartholomew International Investments Ltd. in the amount of
                  $150,000(22)                                                          10(bbb)
         (ccc) Release,  dated December 2, 1998, to Promissory  Notes,  dated
                  October 27, 1998 and November  30,  1998,  from the Company to
                  Bartholomew International Investments Ltd.
                  and Terence C. Byrne, respectively.(22)                               10(ccc)
         (ddd) Promissory Note, dated November 30, 1998, from the Company to
                  Terence C. Byrne in the amount of $14,000 (22)                        10(ddd)
         (eee) Promissory Note, dated April 8, 1998, from Louis V. Sanzaro to
                  the Company in the amount of $70,405.31(22)                           10(eee)
         (fff) Security and Pledge Agreement, dated April 8, 1998, between
                  Louis V. Sanzaro and the Company (22)                                 10(fff)

         (ggg) Amendment, dated September 5, 1998, to Promissory Note,
                   dated April 8, 1998, from Louis V. Sanzaro to the Company(22)        10(ggg)
         (hhh) Promissory Note, dated September 9, 1997, from Ocean Utility
                   Contracting Co., Inc. to the Company in the amount of $30,000(22)    10(hhh)
         (iii) Management  translation  of  Offer of Loan  Guarantee,  dated
                   January 16, 1998, from the Societe' de Developpement
                   Industrial du Quebec (original in French)(22)                        10(iii)
         (jjj) Loan Agreement, dated February 21, 1996, between Bank of Montreal and the Company's subsidiary 3143619 Canada Inc.
                   ("Tirex R&D, Inc.")(22)                                              10(jjj)
         (kkk) Offer of Federal Office of Regional Development  (Quebec),  of
                   repayable  contribution  of CA$20,000  for market  development studies for the Iberian peninsula
                   (Project No. 0526)(22)                                               10(kkk)
         (lll) Offer of Federal Office of Regional Development  (Quebec),  of
                   repayable  contribution  of CA$95,000  for market  development activities for the Iberian peninsula
                   (Project No. 0761)(22)                                               10(lll)
         (mmm) Loan Agreement, dated May 7, 1999  between
                   the Scotiabank and the Company's subsidiary,
                   3143619 Canada, Inc. ("Tirex R& D, Inc.")
         (nnn) Management  translation of Offer of Loan Guarantee  dated June
                   9,  1999  from  GARANTIE-QUEBEC  (successor  to the  rights of
                   Societe' de  Developpement  Industrial du Quebec)  (orginal in
                   French)

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
                   November 28, 1997, as amended March 6, 1998 (20)                     20(b)
         (c) "Type C" Private Placement Memorandum, dated
                   March 19, 1998 (20)                                                  20(c)

21.      Subsidiaries of the Company(22)                                                21

22.      (a) Notice to Shareholders,  dated July 21, 1997,  Pursuant to
                   Delaware  General  Corporation Law Section 228(d),  respecting the amendment of the Certificate of Incorporation, changing
                   the Company's name to "The Tirex Corporation" (16)                   20
         (b) Notice to  Shareholders,  dated February 4, 1998,  Pursuant to
                   Delaware  General  Corporation Law Section 228(d),  respecting the amendment of the Certificate of Incorporation, increasing
                   the Company's Capital Stock to 70,000,000 shares (21)                20
         (c) Notice to  Shareholders,  dated  July 13,  1998,  Pursuant  to
                   Delaware  General  Corporation Law Section 228(d),  respecting the amendment of the Certificate of Incorporation, increasing
                   the Company's Capital Stock to 120,000,000 shares (19)               20
23.      Consent of Independent Auditor

99.      (a) Feasibility Study by Techtran:
                   Technology Transfer Institute (12)

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

         (22) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1998, which exhibits are incorporated herein by reference.


REPORTS ON 8-K

     The Company filed current reports on Form 8-K on May 18, 1999 May 24, 1999.

                                   SIGNATURES

         In accordance with Section 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE TIREX CORPORATION



                                By  /s/ TERENCE C. BYRNE
                                    --------------------------------------------
Date: December 2, 1999                  Terence C. Byrne, Chairman of the Board
                                        of Directors and Chief Executive Officer

         In accordance with Section 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

      SIGNATURES                                   TITLE                       DATE

PRINCIPAL EXECUTIVE OFFICER:

  /s/ TERENCE C. BYRNE                        Chairman of the Board       December 2, 1999
 ---------------------                        of Directors and Chief
      Terence C. Byrne                        Executive Officer


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:


  /s/ MICHAEL D.A. ASH                        Secretary, Treasurer,       December 2, 1999
 ---------------------                        and Chief Financial and
      Michael D.A. Ash                        Accounting Officer


A MAJORITY OF THE BOARD OF DIRECTORS:


  /s/ TERENCE C. BYRNE                        Director                    December 2, 1999
 ---------------------
      Terence C. Byrne


  /s/ LOUIS SANZARO                           Director                    December 2, 1999
 ---------------------
      Louis Sanzaro


  /s/ LOUIS V. MURO                           Director                    December 2, 1999
 ---------------------
      Louis V. Muro

                  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
                 REPORTS FILED PURSUANT TO SECTION 15(D) OF THE
                      EXCHANGE ACT BY NON-REPORTING ISSUERS



       No annual report or proxy materials have been sent to security-holders during the fiscal year ended June 30, 1999 or the subsequent interim period. As at the date hereof, the Company plans to furnish proxy materials relating to its annual meeting, which is presently intended to be held during the current fiscal year. All such materials will be furnished to the Commission at the same time as they are sent to securities holders.

                                    EXHIBITS

                     INDEX OF EXHIBITS BEING FILED HEREWITH


                                                                            Page
                                                                            ----


10.
         (mmm)    Loan Agreement, dated May 7, 1999  between
                  Scotiabank and the Company's subsidiary,
                  3143619 Canada, Inc. ("Tirex R& D, Inc.")

         (nnn) Management translation of Offer of Loan Guarantee dated June 9, 1999 from GARANTIE-QUEBEC (successor to the rights of Societe' de Developpement Industrial du Quebec) (orginal in French)

23.               Consent of Independent Auditor