Form 10QSB
period 1999-09-30
TIREX CORP
filed 1999-12-22
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 For the quarterly period ended September 30, 1999

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


                   3828 ST. PATRICK, MONTREAL, QUEBEC H4E 1A4
                    (Address of Principal executive offices)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of November 18, 1999: 118,481,528 shares

         Transitional  Small Business  Disclosure Format (check one): Yes [ ]
 No [X]

                              THE TIREX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                                TABLE OF CONTENTS

PART I

ITEM 1 - FINANCIAL INFORMATION (UNAUDITED)                              PAGE
                                                                        -----

         The Tirex Corporation and Subsidiaries
           Consolidated Balance Sheets as of
             September 30, 1999 and 1998............................     4

         Consolidated Statements of Operations
           for the three-month periods
             ended September 30, 1999 and 1998......................     5

         Consolidated Statements of Cash Flows
           for the three-month periods
             ended September 30, 1999 and 1998......................     6


         Notes to Financial Statements (unaudited)..................     7

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS............    20

PART II

Item 1 - Legal Proceedings..........................................    32
Item 2 - Changes in Securities and Use of Proceeds..................    32
Item 3 - Defaults Upon Senior Securities............................    33
Item 4 - Submission of Matters
            to a Vote of Security Holders...........................    33
Item 6 - Exhibits and Reports on Form 8-K...........................    33

                                     PART I


ITEM 1 - FINANCIAL INFORMATION (UNAUDITED)

          The financial statements incorporated herein are unaudited. However, Management believes that all necessary adjustments (which include only normal recurring adjustments) have been reflected to present fairly the financial position of the Company as of September 30, 1999 and the results of its operations and changes in its financial position for the three-month periods ended September 30, 1999 and 1998 and for the period from inception (July 15, 1987).

                     THE TIREX CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED BALANCE SHEET AS AT SEPTEMBER 30,

                                   ASSETS                                     (Unaudited)       (Audited)
                                                                                  1999       June 30, 1999
                                                                              ------------    ------------
Current Assets
Cash and cash equivalents                                                     $     37,258    $    177,256
Account receivable & Notes receivable                                              174,618         155,840
Sales taxes receivable                                                              43,162          81,244
Inventory                                                                           25,698          25,698
R&D tax credit receivable                                                        1,079,625         952,704
Prepaid expenses and deposits                                                      555,313         413,766
                                                                              ------------    ------------
                                                                                 1,915,674       1,806,508
Property and equipment, at cost net of
Accumulated depreciation of $73,432                                              2,376,213       2,282,295

Other assets
  Prepaids                                                                          42,858         183,920
  Deferred financing fees                                                          100,560         125,281
                                                                              ------------    ------------
                                                                                   143,418         309,201
                                                                              ------------    ------------
                                                                                 4,435,305       4,398,004
                                                                              ============    ============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable                                                                    510,202         409,939
  Accrued liabilities                                                            1,268,668       1,825,913
  Current portion of long-term debt                                                130,328         131,532
                                                                              ------------    ------------

Other liabilities
  Long term deposits                                                               143,500         143,500
  Long-term debt (net of current portion)                                          759,740         525,118
  Convertible subordinated debentures
   long-term portion                                                               556,600         766,600
Loan from officers/investors                                                       576,969         149,406
                                                                              ------------    ------------
Stockholders' equity
  Common stock, $.001 par value, authorized
  120,000,000 shares, issued and outstanding
  118,005,850 shares                                                               118,006          97,360
  Class A stock; .001 par value, authorized 5,000,000
  Shares; issued and outstanding, 0 shares
  Additional paid-in capital                                                    15,867,311      15,155,355
  Deficit accumulated during the development stage                             (15,646,798)    (14,961,362)
  Unrealized gain on foreign exchange                                              150,779         154,643
                                                                              ------------    ------------
                                                                                   489,298         445,996
                                                                              ------------    ------------
                                                                                 4,435,305       4,398,004
                                                                              ============    ============

                     THE TIREX CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                                                                     Cumulative from
                                             Three Months            March 26, 1993
                                         Ended September 30       to September 30, 1999
                                    ----------------------------  ---------------------
                                        1999            1998             1999
                                    ------------    ------------    ------------
Revenues                            $          0    $          0    $          0

Cost of Sales                                  0               0               0
                                    ------------    ------------    ------------
Gross Profit                                   0               0               0

Operations
   General and administrative            335,654       1,451,057         335,654
    Depreciation and amortization        143,098         232,630         143,098
    Research and development             178,022          11,840         178,022
                                    ------------    ------------    ------------

Total Expense                            656,774       1,695,527         656,774

Loss before other income and
  Expenses                              (656,774)     (1,695,527)       (656,774)
                                    ------------    ------------    ------------

Other income (expenses)
   Interest expense                      (25,390)        (20,035)        (25,390)
   Interest Income                                                             0
   Income from stock options                                                   0
  Loss on disposal of equipment                                                0
  Loss on foreign exchange                (3,262)       (103,770)         (3,262)
                                    ------------    ------------    ------------

                                         (28,652)       (123,805)        (28,652)

Net Loss                                (685,426)     (1,819,332)       (685,426)
                                    ============    ============    ============

  Net loss per common share                (0.01)          (0.03)          (0.80)
                                    ============    ============    ============
 Weighted average shares of
Common stock outstanding              66,258,839      45,816,877      18,209,531
                                    ============    ============    ============

                     THE TIREX CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                       CONSOLIDATED STATEMENT OF CASH FLOW

                                                    (Unaudited)
                                          Three Months Ended September 30
                                          -------------------------------
                                                 1999           1998
                                             -----------    -----------

Operating activities
Net Loss                                     $   685,426    $ 1,819,332
                                             -----------    -----------

Adjustments to reconcile net loss to
net cash used in operation activities

depreciation and amortization                    143,098        232,630
Proceeds from grants                             127,263        241,002
Stock issued in exchange for services             41,552        980,000
Stock issued in conversion and pmts              563,749        418,750
Unrealized gain on foreign exchange                3,864         73,807
Change in assets and liabilities
         increase in Notes receivable            (18,778)       (38,039)
         increase in Sales tax receivables        38,082         69,479
         increase in Tax credit receivable      (126,921)       (46,280)
         increase in Prepaid expenses             24,236           (650)
         increase in Accrued expenses           (684,625)        83,277
         increase in Loan payable                 64,884
         increase in Deposit payable              19,000

         increase in Loan Director
                                                 427,563
                                             -----------    -----------
         Total Adjustments                       539,083      2,097,860

         Net cash operating Activities          (146,343)       278,528
                                             -----------    -----------

Investing Activities
                                             -----------    -----------
         Property & equipment                    (93,918)      (556,532)
         License
         Net Cash investing activities           (98,918)      (556,532)

Financing Activities
         Repayment of notes payables             (16,115)
         Proceeds from loan payable              100,263         48,278
         Repayment of long term debt              (2,997)

         Net cash financing activities
                                             -----------    -----------
                                                 100,263         29,166
                                             -----------    -----------
         Net Decrease in cash                   (139,998)      (248,838)
         Cash beginning of period                177,256        398,971
                                             -----------    -----------

         Cash end of period                       37,258        150,133
                                             -----------    -----------

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

Note 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

                  Effective January 18, 1995, Louis V. Muro and Patrick McLaren resigned their positions as officers and directors of the Company. In addition to their resignations they acknowledged that none of the requisite performance levels for the release of any of the 11,900,000 escrow shares had been met and renounced all rights to such shares.

         DEVELOPMENTAL STAGE

                  At December 15, 1999 the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

         BASIS OF CONSOLIDATION

                  The consolidated financial statements include the consolidated accounts of The Tirex Corporation and its subsidiaries and Tirex Canada R&D, Inc. Tirex Canada R&D, Inc. is held 49% by the Company and 51% by the shareholders of the Company. The shares owned by the shareholders are held in escrow by the Company's attorney and are restricted from transfer. All inter-company transactions and accounts have been eliminated in consolidation.

         CASH AND CASH EQUIVALENTS

                  For purposes of the statement of cash flows all certificates of deposits with maturities of 90 days or less, were deemed to be cash equivalents.

         ACCOUNTS RECEIVABLE

                  Management believes that all accounts receivable as of June 30, 1999 and which are still in the accounts of the Company as of December 15, 1999, were fully collectible; therefore, no allowance for doubtful accounts were recorded.

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

                  The adoption of SFAS 128 had no effect on previously reported loss per share amounts for the year ended June 30, 1997. For the years ended June 30, 1999 and 1998, and for the three-month period ended September 30, 1999, primary loss per share was the same as basic loss per share and fully diluted loss per share was the same as diluted loss per share. A net loss was reported in 1998 and 1997, and accordingly, in those years the denominator was equal to the weighted average outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company's common stock, because to do so would have been anti-dilutive. Stock options for the purchase of 13,212,673 and 9,212,673 shares at June 30, 1999 and 1998, respectively, and warrants for the purchase of 1,000,000 and 2,000,000 shares at June 30, 1999 and 1998 respectively, were not included in loss per share calculations, because to do so would have been anti-dilutive.

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

         INCOME TAXES

                  The Company has net operating loss carry-overs of approximately $14 million as of June 30, 1999, expiring in the years 2004 through 2011. However, based upon present Internal Revenue regulations governing the utilization of net operating

                     The Tirex Corporation and Subsidiaries
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Note 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

                  loss carry-overs where the corporation has issued substantial additional stock, most of this loss carryover may not be available to the Company.

                  The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, effective July 1993. SFAS No.109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carry forwards. Because of the uncertainties discussed in Note 2, however, any deferred tax asset established for utilization of the Company's tax loss carry forwards would correspondingly require a valuation allowance of the same amount pursuant to SFAS No. 109.
                  Accordingly, no deferred tax asset is reflected in these financial statements.

                  The  Company  has  research  and  development  investment  tax
                  credits   receivable  from  Canada  and  Quebec  amounting  to
                  $1,079,625 at September 30, 1999.

         FOREIGN EXCHANGE

                  Assets and liabilities of the Company which are denominated in foreign currencies are translated at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average rates throughout the year.

         REVENUE RECOGNITION

                  Revenue is recognized when the product is shipped to the company.

Note 2 - GOING CONCERN

                  As shown in the accompanying financial statements, the Company incurred a net loss of $4,910,000 during the year ended June 30, 1999, and incurred an additional loss of $685,426 for the three-month period ended September 30, 1999.

                  In March 1993, the Company, which was still in the development stage, developed a new Business Plan. As at December 15,, 1999 the Company was in the process of constructing a production quality machine for the cryogenic disintegration of used tires. At December 15, 1999, the Company was still in the development stage.

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

Note 4-  PROPERTY AND EQUIPMENT
         FINANCING COSTS

         As of June 30, 1999 plant and equipment consisted of the following:

         Furniture, fixtures and equipment                          $    188,890
         Leasehold improvements                                          176,716
         Construction in progress - equipment                          2,084,039
                                                                    ------------
                                                                       2,449,645
                  Less accumulated depreciation and amortization          73,432
                                                                    ------------
                                                                    $  2,376,213
                                                                    ============

Note 4 - PROPERTY AND EQUIPMENT (Continued)
         FINANCING COSTS

                  Depreciation and amortization expense charged to operations was $42,770 and $12,361 for the years ended June 30, 1999 and 1998, respectively. For the three-month period ended September 30, 1999, depreciation and amortization charged against furniture, fixtures and equipment, Leasehold Improvements and Construction in Progress was $13,915. Other amortization of prepaid expenses and deferred financing costs amounted to $129,183.

Note 5 - NOTES PAYABLE

                  The Company had available as of June 30, 1999 a $510,000 line of credit which bears interest at the Canadian prime rate plus 1.25% to finance 75% of its research and development investment tax credits incurred for the fiscal year ended June 30, 1999. At June 30, 1999, $408,302 was outstanding against this line of credit. As of September 30, 1999, the outstanding balance was $510,000. As of December 15, 1999, the outstanding balance was $119,000. The note is collateralized by the personal guarantees of certain officers, certain equipment of Tirex Canada and guaranteed by The Tirex Corporation Canada, Inc. The loan is guaranteed at a rate of 80% by the Garantie-Quebec (Guarantee-Quebec), a subsidiary of a Quebec Government-owned corporation, Investissements-Quebec
                  (Investments-Quebec) and is repayable from the research and developmental investment tax credits received. The Canadian prime rate of interest at June 30, 1999 was 6 1/4%.

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

                     The Tirex Corporation and Subsidiaries
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Note 6 - LONG-TERM DEBT
                                                                         1999
          Federal Office of Regional Development (Ford-Q) Loan       -----------
          payable under the Industrial Recovery Program amounting to 20% of certain eligible costs incurred (maximum loan
          $340,252) repayable in annual installments over a forty-eight month period following completion of the project, unsecured and non-interest bearing. (If the Company defaults the loans become interest bearing)

                                                                     $   340,252

          Loans payable under the Program for the Development of Quebec SME's based on 50% of approved eligible costs for the preparation of market development studies in certain regions. Loans are unsecured and non-interest bearing. (If the Company defaults the loans become interest bearing).



Note 6 - LONG-TERM DEBT (Continued)

          Loan payable over five years  commencing
              June 2000 due June 2004                                     64,648

          Loan payable over five years, commencing
              June 2001, due 2005                                         60,020

          Loan payable in amounts equal to 1% of annual
              sales in Spain through June 30, 2007                        13,610

          Loan payable in amounts equal to 11/2% of annual
              sales in Spain and Portugal through June 30, 2004           64,465
                                                                     -----------
                                                                         542,995
          Less:  current portion                                         106,385
                                                                     -----------
                                                                     $   436,610
                                                                     ===========
          Minimum principal repayments of each of the next five years as follows:

          1999                                                       $   106,385
          2000                                                           114,697
          2001                                                           157,033
          2002                                                            29,243
          2003                                                            37,555
               Thereafter                                                 98,082
                                                                     -----------
                                                                     $   542,995
                                                                     ===========

Note 7 -  CAPITALIZED LEASE OBLIGATIONS

          The Company leases certain  equipment under  agreements
          classified  as  capital   leases.   The  cost  and  the
          accumulated  amortization for such equipment as of June
          30, 1999 was $122,609 and $12,289, respectively.

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

                   Years Ended
                    June 30,
                   -----------
                     2000                                          $    34,605
                     2001                                               28,075
                     2002                                               28,075
                     2003                                               28,075
                     2004                                               20,955
                                                                   -----------
                     Total minimum lease payments                      139,785
                     Less amount representing interest                  26,130
                                                                   -----------
                     Total obligations under capital lease             113,655
                     Less current installments of obligations
                      under capital leases                              25,147
                                                                   -----------
                     Long-term obligation under capital leases,
                      with interest rate of 9.3%                   $    88,508
                                                                   ===========

                     The Tirex Corporation and Subsidiaries
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Note 8 - CONVERTIBLE SUBORDINATED DEBENTURES

            Convertible subordinated debentures consist of the following:

            --------------------------------------------------------------------------------------------------------
                                                             TYPE A                             TYPE B
            --------------------------------------------------------------------------------------------------------
             Balance June 30, 1999            $386,600                              $380,000
            --------------------------------------------------------------------------------------------------------
             Interest rate                    10%                                   10%
            --------------------------------------------------------------------------------------------------------
             Maturity                         Earlier of (i) the completion of a    Earlier of (i) two years from
                                              public offering yielding gross        the issue date or (ii) the
                                              proceeds of not less than             completion of a public
                                              $8,000,000, (ii) the closing on       offering of its securities by
                                              financing in excess of $4,500,000.    the Maker.  These debentures
                                              These debentures are subordinated     are subordinated to all
                                              to all current and future bank debt.  current and future bank debt.
            --------------------------------------------------------------------------------------------------------
             Redemption rights                If not converted, the holder may      If not converted the holder
                                              require the Company to redeem at      may require the Company to
                                              any time after maturity at a          redeem at any time after
                                              premium of 125% of the principal      maturity for the principal
                                              amount plus interest.                 amount plus interest
            --------------------------------------------------------------------------------------------------------

             Conversion ratio                 61.5% of the average closing bid      $0.20 per share.  During the
                                              price of the common stock as          year ended June 30, 1999,
                                              reported by NASDAQ during the         $155,000 of convertible
                                              five-day period preceding the         debentures were converted to
                                              Company's receipt of a notice of      common stock.
                                              conversion by a debenture holder.
                                              During  the  year  ended  June 30,
                                              1999, debentures totaling $113,400
                                              were converted to common stock.
            --------------------------------------------------------------------------------------------------------
             Warrants                         As part of the debenture package,
                                              the Company issued 2,000,000
                                              warrants to purchase a like number
                                              of shares of common stock at $.001
                                              per share.  During the year
                                              ended June 30, 1999,
                                              1,000,000 warrants were exercised.
            --------------------------------------------------------------------------------------------------------

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

                    Included in accrued salaries at September 30, 1999 is $328,930 of salary to officers and employees which the company will issue common stock for. Various loans due to the officers totaling $149,406 will be paid in stock during the year ended June 30, 2000.

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

                    At September 30, 1999 the Company had a note receivable for $30,000 from a Company in which a director has a financial interest. The note bears interest at prime plus 2% and is due on demand.

                    Deposits payable included an amount of $118,500 which are payable to companies which are owned by a director of the Company.

                    The revenue recognized during the year ended June 30, 1998 was received by a Company in which a director in the Company has a financial interest.

Note 10 -           EXCHANGE OF DEBT FOR COMMON STOCK

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

                     The Tirex Corporation and Subsidiaries
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Note 11 - COMMON STOCK

                    During the years ended June 30, 1999 and 1998, the Company issued common stock to individuals in exchange for services performed totaling $2,759,744 and $926,576, respectively. Included in these amounts are payments to officers of the Company and in house counsel in exchange for salary and consulting in the amount of $2,210,502 and $361,945, respectively. Also included in the amounts paid in stock during the year ended June 30, 1999 was an exclusive rights contract payable to an officer totaling $406,250. During the three-month period ended September 30, 1999, the Company issued common shares to officers, employees and corporate counsel in exchange for services rendered in the amount of $64,376. The dollar amounts assigned to such transactions have been recorded at the fair value of the services received, because the fair value of the services received was more evident than the fair value of the stock surrendered.

Note 12 - STOCK OPTION

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

              COMPENSATORY COMMON STOCK OPTIONS
                                                                   Compensation
                                                                       Cost
                                                          Number   For the Year
                                                            of         Ended
                                                          Shares   June 30, 1999
                                                        ---------- -------------

              Balance at July 1, 1998                    9,212,673           --

              Stock options granted during the year
                ended June 30, 1999                      4,000,000      381,600

              Stock options exercised during the year
                ended June 30, 1999                             --           --
                                                        ----------   ----------

              Balance at June 30, 1999                  13,212,673   $  381,600
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

Note 13 -     ACQUISITION BY MERGER OF RPM INCORPORATED

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


Note 13 -     ACQUISITION BY MERGER OF RPM INCORPORATED (Continued)

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

Note 14 -     GOVERNMENT ASSISTANCE

              The Company receives financial assistance from Revenue Canada and Revenue Quebec in the form of scientific research tax credit. During the year ended June 30, 1999 the company received approximately $1,058,000 which has been recorded as paid in capital.

Note 15 -     COMMITMENTS

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
                                                                 ==========

              Rental expense for the year ended June 30, 1999 and 1998 amounted to $111,930 and $55,532, respectively. One of these leases contains a second ranking moveable hypothec in the amount of $300,000 on the universality of the Company's moveable property.

                     The Tirex Corporation and Subsidiaries
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Note 16 -     RESTATED FINANCIAL STATEMENTS

              The financial statements for June 30, 1998 and for the cumulative period from March 26, 1983 to June 30, 1999 have been restated to break out other comprehensive income.

Note 17 -     CONTINGENCY
              The Company is involved  with a lawsuit  with a prior  consultant.
              The complaint alleged that the Company breached its consulting agreement by failing to pay compensation due there under and sought damages in the amount of $221,202 including interest and legal costs. The Company filed a counter claim for fraud, breach of contact and unjust enrichment on the part of the consultant.
              The Company sought relief consisting of compensatory damages in the amount of $28,800 and cancellation of the stock certificate issued to the plaintiff for 263,529 shares; a declaratory judgment that the consulting agreement is of no force and effect; punitive damages; and interest and legal costs. The Company's position is that this case is completely without merit.

Note 18 -     ACCUMULATED OTHER COMPREHENSIVE INCOME

              The deficit accumulated during the development stage included other accumulated comprehensive income totaling $76,307.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the three and six months periods ended December 31, 1999. This discussion also includes events which occurred subsequent to the end of such quarter and contains both historical and forward- looking statements. When used in this discussion, the words "expect(s)", "feel(s)","believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

         The Company is in the very early stages of the business of manufacturing its patented cryogenic scrap tire recycling equipment (the "TCS-1 Plant"). Management presently estimates that commencement of full-scale commercial manufacture of TCS-1 Plants operations will occur early in the new year.

         Since early 1993, the Company has devoted the bulk of its efforts to completing the design and development, and commencing the manufacture, of the TCS-1 Plant and raising the financing required for such project. In December 1998, the Company began successfully operating the first fully integrated TCS-1 Plant on a continuous-running basis for scheduled periods of up to four hours, at 50% of capacity with one of its two freezing towers and fracturing mills. This allows the TCS-1 Plant to process only the tread portion of the tires. In the fourth quarter of fiscal 1999 the Company started the construction of the second freezing tower and the second disintegrator unit. However, problems were identified in the course of long-term testing of the first freezing tower with respect to its internal materials conveying system. Construction of the second tower was halted pending resolution of the identified problems. The Company believes that it has found appropriate solutions to the identified problems. Construction of the redesigned freezing tower commenced in November of 1999 and is expected to be completed on or about the end of the current calendar year.

         In early 1999, the Company began the process of putting into place the production capacity for producing welcome mats using recycled rubber crumb of the kind which the TCS-1 would produce. Entering this new business segment was expected to be profitable based on the estimated costing of the rubber crumb. In addition, entering this segment was considered strategically useful to demonstrate to possible buyers of TCS-1 systems that there was a use and market for the rubber crumb. The Company's initial operations in this segment were conducted pursuant to an agreement (the "IM2/Tirex Agreement") with IM2 Merchandising and Manufacturing, Inc. ("IM2"), in Quebec. Shipments of limited quantities of mats commenced at the beginning of April 1999. These mats were produced using recycled rubber crumb purchased from other companies because the TCS-1 could not, at that time, produce sufficient quantities of rubber crumb to meet the requirement. Furthermore, the technical difficulties in the freezing tower section of the TCS-1 referred to in the previous paragraph further reduced the availability of TCS-1 rubber crumb. The price difference between externally purchased rubber crumb and the forecast cost to the Company of TCS-1 produced crumb, taking into account tire recycling subsidies available from the Government of Quebec, was and remains very substantial, and makes the difference between being profitable and unprofitable on mat production at the prices the Company was able to obtain for such mats. In addition, it became apparent in June and July of 1999 that capital asset requirements and the financial and human resources being consumed by the mat production operation were impeding progress on the completion of the TCS-1 which was and remains the primary focus of the Company. In August 1999, the Company began negotiations for the sale of the mat production assets and the majority of the inventory to IM2. This divestiture was announced on September 7, 1999. As of December 12, 1999, the sale of these assets to IM2 had not been completed and the Company cannot provide any assurances at this time that the sale will, in fact, be completed. However, should this sale not be consummated, the Company has been approached by other credible possible purchasers of such equipment and expects to complete a transaction in the near future. Pursuant to this divestiture, the Company will continue with its primary points of focus, these being the manufacture and sale of TCS-1 tire Disintegration Systems and the development of rubber-thermoplastic compounds.

On December 9, 1999, the Company negotiated and signed a Memorandum of Understanding with Shandong Hongli Group Company, Ltd. ("Hongli") from the city of Dezhou in Shandong Province in The Peoples' Republic of China respecting the sale of the principal components of a TCS-1 System, excluding the front-end tire preparation system which the customer does not require because of the substantial availability of rubber tire chips in their region. This sale is expected to be completed early in the new calendar year once Hongli will have witnessed the integrated TCS-1 in operation. The Memorandum of Understanding also provides that the Company and Hongli will, over the very short term, work toward the completion of a licensing agreement under which Hongli would acquire the exclusive right to manufacture and distribute the TCS-1 in the Peoples' Republic of China. The Company intends that any such licensing agreement would include numerous clauses designed to protect the proprietary interests of the Company in the technology, and that the agreement would include a performance clause which would permit the Company to withdraw the element of exclusivity in the event that certain sales targets are not met. Hongli is a rapidly growing, diversified company in China currently employing about 4500 persons. Hongli manufactures tractors and farm implements, diesel engines gears and textile machinery. Hongli also is involved with real estate development, service stations, restaurants and retail sales and service of scooters. Hongli reports total assets of 5.2 Billion Yuan which is equal to approximately US$621 million


LIQUIDITY AND CAPITAL RESOURCES

         The activities of the Company since its formation in 1987 and the inception of its current business in 1993 have been financed by sources other than operations. Such financing was principally provided by the sale of securities in private transactions, including three private placements to a limited number of accredited investors, which the Company completed on May 11, 1998, and which yielded aggregate net proceeds of $2,063,795 (see "The Company - Material Financing Activities"). In total, funds raised by the Company from private sales of its securities are as follows:

             --------------------------------------------------
             Year Ended                        Proceeds From
             June 30th                      Sale of Securities
             --------------------------------------------------
             1999                                    $  286,500
             --------------------------------------------------
             1998                                     2,063,795
             --------------------------------------------------
             1997                                       345,391
             --------------------------------------------------
             1996                                        80,872
             --------------------------------------------------
             1995                                        22,316
             --------------------------------------------------
             1994                                       237,430
             --------------------------------------------------
             1993                                        76,055
             --------------------------------------------------
             1990                                        80,812
             --------------------------------------------------
             1989                                        77,000
             --------------------------------------------------

During the fiscal years ended June 30, 1998 and June 30, 1999 and the interim five-month period ended November 30, 1999, the Company received additional funding from Quebec and Canadian government grants, loans, loan guarantees and refundable tax credits for purposes of completing the development of the TCS-1

Plant and for the international marketing of such plants (see Item 1. of this Report, "Existing and Proposed Businesses - Canadian Operations - Canadian Financial Assistance - Grants, Loans, and Commitments"). Canadian and Quebec government research and development tax incentives take the form of both tax deductions from otherwise taxable income and tax credits respecting the eligible research and development expenditures of the Company (see "Existing and Proposed Businesses - Canadian Operations"). Insofar as tax credits for scientific research and experimental development are concerned, such credits are offered by both the governments of Canada and of Quebec. The tax credits are calculated as a percentage of research and development expenditures deemed eligible by the Revenue Departments of each government. The percentages vary according to the size of the company (defined according to the asset base and revenues generated by the company), the residency of the majority of the voting control and other factors. In the case of both the provincial and the federal governments, where the amount of the tax credit exceeds other tax liabilities, such as taxes on income and on capital, and subject to certain other conditions which the company meets, the amount of any difference is paid to the company, thus the term, "Refundable Tax Credits". The effective rate of the credit varies from one company to another as a function of a number of factors, not least of which are:
(i) the nature of the costs being claimed such as labor costs versus non-labor costs (the credit for labor costs is higher than for non-labor costs); and (ii) the proportion of expenditures which can be attributed to research and development but which are not deemed eligible for the tax credits by their nature. Insofar as the Company is concerned, the tax credits have varied from approximately 25% to 30% of total research and development expenditures, including certain types of expenditures deemed ineligible for tax credits. During the last three fiscal years, virtually all of the activities connected with the development and construction of the First Production Model of the TCS-1 Plant have qualified as expenses eligible for refundable tax credits.

         As a further measure to stimulate research and development, the Quebec Government, through "Garantie-Quebec" (Guarantee Quebec), hereinafter referred to as G-Q, a subsidiary of "Investissements Quebec" (Investments Quebec), a successor to the Societe de developpement industriel du Quebec, a public sector corporation wholly owned by the Government of Quebec, (the "SDI") (A FORMER ENGLISH VERSION OF THIS NAME WAS THE QUEBEC INDUSTRIAL DEVELOPMENT CORPORATION), has continued a loan guarantee program formerly operated by SDI, (the "G-Q Loan Guarantee Program") which provides G-Q's guarantee of repayment of 75% of the amount of bank loans made to companies in anticipation of such companies receiving refundable tax credits. G-Q's Loan Guarantee Program therefore enhances a company's ability to borrow from financial institutions up to 75% of the amount of the anticipated tax credit for expenditures already incurred ("Allowable Post-Expenditure Loans"), prior to the receipt of the anticipated tax credit. This provides the cash flow essential to the research and development efforts. In the absence of any tax liabilities, these tax credits have functioned as monetary grants and constituted receivables which were used, prior to their being paid to the Company, to secure conventional bank financing, supported in part by the G-Q guarantee noted above.

         In connection with the Refundable Tax Credits, during the first quarter of 1998, the Bank of Montreal ("BOM") approved a loan to the Company of up to Cdn$937,000, or approximately US$655,900 ("the BOM Tax Credit Loan") to be used to pay expenses which would then be eligible for refundable tax credits. By December 1998, the Company had borrowed the entire amount authorized and, in accordance with the terms of the SDI Loan Guarantee Agreement, by the end of March 1999, the Company had reimbursed the entire amount. On May 9, 1999, the Company received a similar offer of financing from ScotiaBank, conditional upon the receipt of a loan guarantee from G-Q, the successor to SDI. This offer was for an amount of up to Cdn$750,000 (approximately US$510,000). The loan guarantee from G-Q was obtained in June of 1999 and the Company proceeded to borrow Cdn$600,000, (approximately US$420,000), which amount was outstanding as of the end of Fiscal 1999. The remaining Cdn$150,000 was drawn down in September of 1999. In November of 1999, the Company received a check from the Government of Quebec in respect of research and development tax credits in the amount of Cdn$606,948 from which amount the sum of Cdn$300,000 was deducted to reduce the ScotiaBank Tax Credit Loan balance. On November 23, 1999, the Company received an advance check from the Government of Canada, also in respect of research and development tax credits for the fiscal year which ended June 30, 1999. The check was based on an approved advance of approximately Cdn$410,000. However, the Government deducted and amount due for payroll source deductions, plus a minor amount of interest thereon. The net amount of the check was Cdn $381,339 (approximately US $259,310). From this amount, the sum of Cdn$175,000 was deducted to further reduce the ScotiaBank Tax Credit Loan balance such that, as of December 8, 1999, the outstanding balance due to ScotiaBank is now
Cdn$175,000 (approximately US$119,000). The ScotiaBank Tax Credit Loan is secured by: (i) a first-ranking lien on all of the assets, tangible and intangible, present and future of the Company's Canadian subsidiary, Tirex R&D;
(ii) a lien on the Company's patent for the cryogenic tire disintegration process and apparatus of the TCS-1 Plant; and (iii) personal guarantees of two officers and directors of the Company.

         Borrowings drawn down under the ScotiaBank Tax Credit Loan bear interest, from the date the funds are drawn down until the outstanding principal and all accrued and unpaid interest thereon are repaid, at an annual rate equal to the ScotiaBank Prime Rate (which, for reasons of inter-bank competition, is usually equivalent to Canadian Prime Rate) plus 1.25%. Interest on the outstanding balance of the ScotiaBank Tax Credit Loan is due and payable monthly. During the last three fiscal years, and the five-month interim period ended November 30, 1999, the Company made research and development expenditures, generated tax credit claims, and received funds by way of borrowings under the BOM Tax Credit Loan, as set forth in the following table:

------------------------------------------------------------------------------------------------------------------------------------
           PERIOD      AMOUNT OF R&D   AMOUNT OF R&D       AMOUNT OF TAX       AMOUNT BORROWED   AMOUNT OF TAX       CUMULATIVE
        R&D EXPENSES   EXPENDITURES    EXPENDITURES      CREDITS ESTIMATED    AGAINST ESTIMATED CREDIT RECEIVED OUTSTANDING BALANCE
            WERE         INCURRED      ELIGIBLE FOR      BY BANKS AND G-Q        TAX CREDITS                     OF LOAN AS AT END
          INCURRED                     TAX CREDITS       (FORMERLY SDI)                                             OF PERIOD
------------------------------------------------------ -------------------- --------------------------------------------------------
RE: BOM                    -0-             -0-                 -0-                  -0-              -0-               -0-
July 1, 1995 to
June 30, 1996
------------------------------------------------------------------------------------------------------------------------------------
July 1, 1996 to       Cdn$1,576,761   Cdn$1,576,761        Cdn$579,305              -0-(1)           -0-(2)             -0-
June 30, 1997
------------------------------------------------------------------------------------------------------------------------------------
July 1, 1997 to       Cdn$2,723,443   Cdn$2,723,443        Cdn$982,113         Cdn$828,230(1)   Cdn$307,208(2)     Cdn$597,820
June 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
July 1, 1998 to       Cdn$1,167,892        (3)                 (4)             Cdn$108,770(1)   Cdn$245,517(5)   BOM Loan = zero
June 30, 1999                                                                                        (6)
------------------------------------------------------------------------------------------------------------------------------------
RE: SCOTIABANK        Cdn$2,512,604   Cdn$2,163,508       Cdn$1,000,000         Cdn$600,000          n/a         ScotiaBank Loan
July 1, 1998 to                                                                                                    Cdn$600,000
June 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
Five months to             n/a             n/a                 n/a              Cdn$150,000     Cdn$1,016,948    ScotiaBank Loan
November 30, 1999                                                                                                Cdn$175,000 (7)
------------------------------------------------------------------------------------------------------------------------------------

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

         (5) Tax credits received by the Company during fiscal 1999, are attributable to research and development expenditures made by the Company during the fiscal year ended June 30, 1997 and 1998, whereas amounts received in the current fiscal year (Fiscal 2000) are in respect of tax credits for the fiscal year which ended June 30, 1999.

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

         (7) On November 5, 1999, the Company received and cashed a check from the Revenue Department of the Government of Quebec in respect of research and development tax credits for the fiscal year ended June 30, 1999. This check amounted to Cdn$606,948 (approximately US$413,000). In accordance with the requirements of the loan guarantee provided by
                  Garantie-Quebec, an amount of Cdn$400,000 (approximately US$272,000) was given that same day to ScotiaBank to reduce the loan balance. On November 23, 1999, an advance check was received from the Government of Canada in respect of research and development tax credits. This advance was made available pending final determination of the tax credit due, and was based on an advance amount of Cdn$410,000. The Government took offsets from this amount in respect of payroll taxes due, which amounts were offset by interest credited to the Company. The net amount of the check was Cdn$381,339. As of December 8, 1999, the loan balance due to ScotiaBank is thus Cdn$175,000 (approximately US$119,000).

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

         The terms and purposes of the CEDQR Loan are discussed in more detail in "Existing and Proposed Businesses - Canadian Operations - Canadian Financial Assistance - Grants, Loans, and Commitments". The Cdn$50,000 which was due on March 31, 1999 was offset against the tax credit appeal check which the Company received in December 1999. The Company is thus current in respect to this loan repayment schedule.

         2. In April 1996, the Company qualified for a grant from Societe Quebecoise de Recuperation et de Recyclage ("Recyc-Quebec"), a self-financed, Quebec Government-owned corporation established to facilitate and promote materials recovery and recycling. The amount of such grant was $75,000 Canadian (approximately $52,500 U.S.). Of this amount, the Company received $50,000 Canadian (approximately $35,000 US) during the fiscal year ended June 30, 1997. The terms of the grant provide that the Company will receive the balance of $25,000 Canadian (approximately $17,500 U.S.) when the Company files a final report on the completion of the project. The Company anticipates that such report will be filed in or about February 1999. The terms and purposes of this grant are discussed in more detail in "Existing and Proposed Businesses - Canadian Operations - Canadian Financial Assistance - Grants, Loans, and Commitments".

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

------------------------------------------------------------------------------------------------------------------------------------
                                             AMOUNT OF FUNDS
                                               RECEIVED BY
                                 MAXIMUM      COMPANY AS OF                         REPAYMENT TERMS
                                 AMOUNT        DECEMBER 31,    ----------------------------------------------------------   RATE OF
      NATURE OF PROJECT          OF LOAN           1998                   DATE DUE                 AMOUNT OF PAYMENT        INTEREST
------------------------------------------------------------------------------------------------------------------------------------
Market Research Feasibility     Cdn $20,000        Cdn          At the end of any fiscal year      1% of gross annual          None
Study for Iberian Peninsula                      $20,000           in which the Company has       revenue from sales in
                                                                 revenues from sales of TCS-1            Iberia
                                                               Plants in the Iberian Peninsula
------------------------------------------------------------------------------------------------------------------------------------
Market Research Feasibility     Cdn $20,000        Cdn          At the end of any fiscal year      1% of gross annual          None
Study for India                                  $20,000           in which the Company has       revenue from sales in
                                                                 revenues from sales of TCS-1             India
                                                                       Plants in India
------------------------------------------------------------------------------------------------------------------------------------
Market Research Respecting      Cdn $95,000        Cdn                  June 30, 2001                   Cdn$6,333              None
Potential United States                          $95,000                June 30, 2002                  Cdn$12,666
Markets for Rubber Crumb                                                June 30, 2003                  Cdn$18,999
                                                                        June 30, 2004                  Cdn$25,333
                                                                        June 30, 2005                  Cdn$31,666
------------------------------------------------------------------------------------------------------------------------------------
                                Cdn $95,000        Cdn          At the end of any fiscal year     1.5% of gross annual         None
Iberian Market Development                       $95,000          in which the Company has       revenue from sales in
Activities Related to                                            revenues from sales of TCS-1            Iberia
Positioning the Company to                                             Plants in Iberia
Market TCS-1 Plants, Rubber
Crumb, and Related Products
in Iberia
------------------------------------------------------------------------------------------------------------------------------------
Market Research Activities      Cdn $98,000      $98,000                June 30, 2001                Cdn $ 6,533.33            None
Respecting the Feasibility                         Cdn                  June 30, 2002                Cdn $13,066.66
of using Rubber Crumb in                                                June 30, 2003                Cdn $19,600.00
Thermoplastic Elastomer                                                 June 30, 2004                Cdn $26,133.33
Compounds in the United                                                 June 30, 2005                Cdn $32,666.66
States and Canada.
------------------------------------------------------------------------------------------------------------------------------------

         These loans and the projects which they supported are discussed in more detail in "Existing and Proposed Businesses - Canadian Operations" and "Existing and Proposed Businesses - Sales and Marketing".

         The Company believes it will be able to cover the balance of the capital investments and expenditures which it will be required to make in connection with: (i) modifications which were and will be made to the TCS-1 Plant;(ii) commencement of full scale, commercial manufacture of TCS-1 Plants; and (iii) meeting its overhead on a level sufficient to sustain the Company for at least the next twelve months, from a combination of some or all of the following sources: (i) expected cash flow from sales of four TCS-1 Plants to ENERCON America Distribution Limited ("Enercon") of Westerville, Ohio. (see Item 1 of this Report "Existing and Proposed Businesses - Sales and Marketing - The Enercon Agreements"); (ii) Canadian and Quebec government and governmental agency grants, loans, and refundable tax credits; (iii) sale and lease back financing on equipment owned by the Company; (iv) conventional asset based debt financing against receivables and inventory; (v) refunds of all of the 15% sales taxes paid by the Company on all goods and services purchased in connection with the Company's manufacturing activities, which the Company, as a manufacturer and exporter of goods is entitled to (vi) subcontractor financing; (vii) vendor financed equipment purchases and/or (viii) a research and development tax credit facility from ScotiaBank currently in place. The Company is presently actively pursuing all of the foregoing avenues of financing. In addition, management believes that the Company will be able to obtain sufficient production financing to cover the costs of constructing subsequent TCS-1 Plants, using the constituent components of the Plant to be financed, as collateral for debt financing to cover its construction costs.

         Whether the funds, which the Company obtains, from any of the above proposed sources, will be sufficient to enable the Company to reach a profitable operating stage, will be entirely dependent upon: (i) the amount of such financing which the Company is actually able to raise; (ii) Enercon's receipt of its funding; and (iii) the as yet unproven ability of the TCS-1 Plant to operate continuously on a long-term commercial basis in accordance with its anticipated performance specifications; (see, below, in this Item 6, "Risk Factor No. 2 - "Need For Substantial Additional Capital" and Item 1 of this Report, "Existing and Proposed Businesses - Equipment Manufacturing - The TCS-1 Plant", and "Existing and Proposed Businesses - Equipment Manufacturing - Sales and Marketing - The Enercon Contracts").

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

         There can be no assurance that the Company will be able to obtain outside financing on a debt or equity basis on terms favorable to the Company, if at all. In the event that there is a failure in any of the finance-related contingencies described above, the funds available to the Company may not be sufficient to cover the costs of its operations, capital expenditures and anticipated growth during the next twelve months. In such case, it would be necessary for the Company to raise additional equity capital. During Fiscal 1998, in an effort to put such funding into place, the Company entered into a non-binding letter of intent with H.J. Meyers & Co., Inc. ("Meyers"), for a proposed public offering of its securities in an amount of not less than $8,000,000. On or about September 16, 1998, however, Meyers abruptly ceased doing business. Therefore, if the Company should wish to raise funds through a public offering, it will be required to locate another broker-dealer, ready, willing, and able to underwrite a public offering of the Company's securities. At this time, the Company is not able to give any assurances that, in such event, it will be successful in locating an underwriter or that its efforts will ultimately result in a public offering. If the proceeds from the above described potential sources of funding should be insufficient for the Company's requirements and it is not able to effect a public offering of its securities within the next twelve months, or find other sources of outside funding, the Company's financial position and its prospects for beginning and developing profitable business operations could be materially adversely affected.

         As of September 30, 1999, the Company had total assets of $4,435,305 as compared to $3,814,648 at September 30, 1998 reflecting an increase of $620,657, and a marginal increase of $37,301 over total assets as of the last fiscal year-end, June 30, 1999, which total amounted to $4,398,004. Thus, of the total increase in total assets from June 30, 1998 to June 30, 1999, $583,356 or 94% was applicable to activities which occurred during the course of the last nine months of Fiscal 1999. Fiscal year-end total assets at June 30, 1999 had reflected a previous increase of $583,356 over $3,814,648 at June 30, 1998. Management attributes the increase in total assets at June 30, 1999 versus June 30, 1998 principally to (i) an increase of $1,305,007 in Property, Plant and Equipment from $977,288 as of June 30, 1998 to $2,282,295 as of June 30, 1999,
and (ii) an increase of $96,886 in Research and development tax credits receivable from $855,818 as of June 30, 1998 to $952,704 as of June 30, 1999. These increases were partially offset by (i) decreases in cash and cash equivalents which went from $398,971 as of June 30, 1998 to $177,256 as of June 30, 1999, a decease of $221,715, (ii) a decrease of $204,500 in current prepaid expenses and deposits from $618,226 as of June 30, 1998 to $413,766 as of June 30, 1999, resulting from amortization of such prepaid expenses, and similarly in long-term prepaid expenses and deposits which decreased by $261,757 from $445,677 as of June 30, 1998 to $183,920 as of June 30, 1999.

         As of September 30, 1999, the Company had total liabilities of $3,946,007 as compared to $3,537,163 on September 30, 1998, reflecting an increase in liabilities of $408,844. Total liabilities as of the end of June 30, 1999 (Fiscal 1999) were $3,952,008 which is actually $6,001 higher than the September 30, 1999 balance. The June 30, 1999 balance had reflected a previous increase of $591,420 over $3,360,588 in total liabilities as of June 30, 1998. Management attributes such increases in total liabilities at September 30, 1999 versus the balance of twelve months earlier, September 30, 1998, primarily to:
(i) outstanding loans and advances from officers and investors in the aggregate amount of $576,979, which represents an increase of $277,126 over $299,853 in outstanding loans at September 30, 1998, and (ii) an increase in Long-Term Debt, net of the current portion thereof which, as of September 30, 1999 amounted to $759,740 versus $556,305 as of September 30, 1998, reflecting an increase of $203,435 and (iii) an increase in Notes Payable from $391,811 as of September 30, 1998 to $510,202 as of September 30, 1999, an increase of $118,391.
Compensating for these increases was a decrease in Convertible Subordinated Debt as a result of conversions of same into common shares of the Company. As of September 30, 1998, the balance of such debt was $1,035,000 whereas the balance as of September 30, 1999 was $556,600, reflecting a decrease of $453,100 which was added to Shareholders' Equity.

         Reflecting the foregoing, the financial statements indicate that as of September 30, 1999, the Company had a working capital surplus (current assets minus current liabilities) of $6,476 and that as of September 30, 1998, the Company had a working capital surplus of $82,959. The primary causes of this net decrease in net working capital was an increase in notes payable in the amount of $118,391, offset by minor decreases in other accounts.

         The Company currently has limited material assets. The success of the Company's tire recycling equipment manufacturing business, and its ability to continue as a going concern will be dependent upon the Company's ability to obtain adequate financing to commence profitable, commercial manufacturing and sales activities and the TCS-1 Plant's ability to meet anticipated performance specifications on a continuous, long term, commercial basis.

RESULTS OF OPERATIONS

           As noted above, the Company is presently in the very early stages of the business of manufacturing and selling TCS-1 Plants. The Company intends to begin manufacturing TCS-1 Plants on commercial basis by early in the calendar year 2000. The Company had $390,848 of gross sales during Fiscal 1999, but, due to the halting of operations in the Company's rubber mat molding operation, the Company did not generate any gross sales during this first quarter of Fiscal 2000. Unless and until the Company successfully develops and commences TCS-1 Plant manufacturing and sales operations on a full-scale commercial level, it will continue to generate no or only limited revenues from operations. Except for the foregoing, the Company has never engaged in any significant business activities.

         The financial statements which are included in this Report reflect total general and administrative expenses of $656,774 for the three-month period ended September 30, 1999 versus $1,695,527 for the analogous three-month period ended September 30, 1998, reflecting a decrease of $1,038,753. The most important reason for this decrease relates to one-time charges recorded in the three-month period ended September 30, 1998, which were reported in the Company's Report 10-KSB for the year ended June 30, 1999. These one-time charges related to issuances of shares to officers and previous corporate counsel and also included a signing bonus for a former officer of the Company's Canadian operations. The total amount expensed relative to such share issuances last year was $1,398,750. Total general and administrative, depreciation and amortization and research and development costs for Fiscal 1999 were $4,953,622 versus $4,564,566 for the fiscal year which ended June 30, 1998, reflecting an increase of $389,056. Taking into account the one-time charges recorded in the first quarter of Fiscal 1999 which is the three-month period ended September 30, 1998, these one-time charges amounting to $1,398,750, one can surmise that, in the absence of such one-time charges, the total expenses for general and administrative, depreciation and amortization and research and development for Fiscal 1999 would have been considerably less than the amount actually recorded and considerably less than the amount recorded for Fiscal 1998.

         Management believes that the amounts accrued to date in respect of the shares issued to compensate the executive officers and corporate counsel reflect the fair value of the services rendered, and that the recipients of such shares accepted such numbers of shares as a function of a combination of their perceived valuation of both present and possible future value of the shares, rather than the actual value of the stock at the time it was issued. Management believes that, as of the dates such shares were issued in lieu of cash compensation, their actual and potential value, if any, could not be determined, and that any attempt to specify a current valuation with any reasonable assurance, would be flawed, without substance, and highly contingent upon, and subject to, extremely high risks including but not limited to the following factors: (i) the absence of a reliable, stable, or substantial trading market for the Company's common stock, the possibility that such a market might never be developed, and the resultant minimal, or total absence of, market value for any substantial block of common stock; (ii) the very high intrinsic risks associated with early development stage businesses, such as the Company's; (iii) the Company's lack of sufficient funds, as at such issuance dates, to implement its business plan and the absence of any commitments, at such times, from potential investors to provide such funds; (iv) the restrictions on transfer arising out of the absence of registration of such shares; and (v) the uncertainty respecting the Company's ability to continue as a going concern, (See "Existing and Proposed Businesses", "Market for the Company's Common Equity and Related Stockholder Matters", and "Management - Certain Relationships and Related Transactions - Issuance of Stock in Lieu of Salaries and Consulting Fees").

         From inception (July 15, 1987) through September 30, 1999, the Company has incurred a cumulative net loss of $15,646,798. Approximately $1,057,356 of such cumulative net loss was incurred, prior to the inception of the Company's present business plan, in connection with the Company's discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced its proposed health care operations and therefore, generated no revenues therefrom.

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


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         RECENT SALES OF UNREGISTERED SECURITIES

         During the fiscal quarter ended September 30, 1999, Registrant issued 11,127,550 unregistered shares, of which 8,472,819 shares were issued against accrued liabilities reported on the annual financial statements of June 30, 1998. The remaining 2,654,731 shares were issued to an officer, an employee and corporate counsel for services rendered and as a signing bonus, which expenses, recorded in the amount of $64,377, were recorded in the three-month period ended September 30, 1999. Of the 8,472,819 shares issued in respect of accrued liabilities as of June 30, 1999, 530,921 shares were issued to officers and employees in lieu of cash payments for loans made to the Company. The remaining 7,941,898 shares were issued to officers and employees in lieu of cash payments for salaries, which amount totaled $272,251. Insofar as it is pertinent to the discussion of the reduction of operating costs in the three-month period ended September 30, 1999 versus the analogous three-month period ended September 30, 1998, and to enhance understanding of the reduction, the following information relative to the three-month period ended September 30, 1998 is also presented:

         On or about July 9, 1998, the Company authorized the issuance of 4,000,000 shares of its common stock to Terence C. Byrne, the chairman of the board of directors and CEO of the Company and 2,000,000 shares of its common stock to Frances Katz Levine, formerly the secretary and a director, and (now formerly) chief corporate and US securities counsel of the Company. Such issuances were made in consideration of financial accommodations made by such persons for the benefit of the Company including, but not limited to, the following: since January of 1995, on behalf, and for the benefit, of the Company and without any cash compensation therefor, Terence C. Byrne, the chairman of the board of directors and CEO of the Company and Frances Katz Levine, formerly the secretary and a director, and presently corporate and US securities counsel of the Company, had made substantial financial accommodations and had put themselves at significant financial risk, including, but not limited to the following: Mr. Byrne's; (i) having made personal loans to the Company, including a loan in the amount of $102,000 made in January of 1998; (ii) having been personally responsible for all credit card debt of the Company, covering all travel, entertainment, and significant day-to-day operating expenses of the Company; (iii) being the co-guarantor of all bank debt of the Company and its subsidiaries; and (iv) being the co-guarantor on all equipment leases of the Company; and Ms. Levine having for a continuous period of three and one-half years, provided, rent-free and with no charge for the costs of utilities, a fully-equipped law office, dedicated solely and exclusively to the requirements of the Company and throughout such period, having paid, without any cash reimbursement ever having been made to her, all costs and expenses incurred by the Company in connection with its legal service requirements, including but not limited to: (i) telephone charges (ii) office furnishings, equipment, and supplies; (iii) Federal Express and other postage; and (iv) secretarial and clerical staff salaries.

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

BASIS FOR SECTION 4(2) EXEMPTION CLAIMED

         With respect to all sales and other issuances of securities as hereinabove described, which Registrant claims to have been exempt from the registration requirements of Section 5 of the Securities Act by reason of
Section 4(2) thereof:

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         During the period January 7, 1998 through May 11, 1998, the Company issued an aggregate of $535,000 of convertible, subordinated debentures bearing interest at the rate of 10% which are due two (2) years from their respective dates of issuance. Interest thereon was due and payable semi-annually commencing six months from the issuance date of such debentures. As of March 9, 1999, the Company was in arrears on interest payments accrued on these debentures since their issuance, in the aggregate amount of $49,000, and intends to pay all such interest as soon as the resources therefor are available.

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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits filed herewith:

                  None

         (b) Current Reports on Forms 8-K filed during quarter ended September 30, 1999.

         Current Report on Form 8-K dated September 3, 1999 filed with the Commission on September 3, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE TIREX CORPORATION


Date: December 20, 1999               By /s/ JOHN L. THRESHIE, JR.
                                        ----------------------------------------
                                             John L. Threshie, Jr. President


Date: December 20, 1999               By /s/ MICHAEL ASH
                                        ----------------------------------------
                                             Michael Ash, Treasurer and
                                        Chief Accounting and Financial Officer