Form 10QSB
period 1999-12-31
TIREX CORP
filed 2000-02-18
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended December 31, 1999

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to
                               ---------------------   -------------------------

                       COMMISSION FILE NUMBER 33-17598-NY

                              THE TIREX CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                   DELAWARE                                  22-2824362
         (State or other jurisdiction of                  (I.R.S. Employer
         Incorporation or Organization)                 Identification No.)


                   3828 ST. PATRICK, MONTREAL, QUEBEC H4E 1A4
                    (Address of Principal executive offices)

                                 (514) 933-2518
                (Issuer's telephone number, including area code)

              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No   [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of February 9, 2000 :139,158,842 shares

         Transitional Small Business Disclosure Format (check one):

         Yes  [ ]    No  [X]

                              THE TIREX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                           --------------------------


                                TABLE OF CONTENTS

PART I

ITEM 1 - FINANCIAL INFORMATION (unaudited)                                 PAGE
                                                                           ----

         The Tirex Corporation and Subsidiaries
           Consolidated Balance Sheets as of
             December 31, 1999 and 1998.................................... 4
         Consolidated Statements of Operations
           for the three and six-month periods
             ended December 31, 1999 and 1998.............................. 5
         Consolidated Statements of Cash Flows
           for the three and six-month periods
             ended December 31, 1999 and 1998.............................. 8

         Notes to Financial Statements (unaudited)......................... 9

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS................... 23
PART II

Item 1 - Legal Proceedings................................................. 36
Item 2 - Changes in Securities and Use of Proceeds......................... 36
Item 3 - Defaults Upon Senior Securities................................... 37
Item 4 - Submission of Matters
            to a Vote of Security Holders.................................. 38
Item 6 - Exhibits and Reports on Form 8-K.................................. 38

          The financial statements are unaudited. However, the management of registrant believes that all necessary adjustments (which include only normal recurring adjustments) have been reflected to present fairly the financial position of registrant at December 31, 1999 and the results of its operations and changes in its financial position for the three and six-month periods ended December 31, 1999 and 1998 and for the period from inception (July 15, 1987).

                                 The Tirex Corporation and Subsidiaries
                                      (A Development Stage Company)

                                       Consolidated Balance Sheet
                                            as at December 31

                                    ASSETS                                  (UNAUDITED)      (AUDITED)
                                                                               1999        JUNE 30, 1999
                                                                           ------------    -------------
Current Assets
Cash and cash equivalents                                                  $     28,777    $    177,256
Accounts receivable & notes receivable                                          170,525         155,840
Sales taxes receivable                                                           20,682          81,244
Inventory                                                                       253,089          25,698
R&D tax credit receivable                                                       407,389         952,704
Prepaid expenses and deposits                                                   539,359         413,766
                                                                           ------------    ------------
                                                                              1,419,821       1,806,508

Property and equipment, at cost, net of
accumulated depreciation of $98,574                                           2,059,586       2,282,295

Other assets
  Licence                                                                        43,650
  Prepaids                                                                                      183,920
  Deferred financing fees                                                        75,842         125,281
                                                                           ------------    ------------
                                                                                119,492         309,201
                                                                           ------------    ------------
                                                                              3,598,899       4,398,004

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable                                                                 121,251         409,939
  Accrued liabilties                                                          1,128,420       1,825,913
  Current portion of long-term debt                                              92,435         131,532
                                                                           ------------    ------------
                                                                              1,342,106       2,367,384

Other liabilities
  Long term deposits                                                            143,500         143,500
  Long-term debt (net of current portion)                                       554,584         525,118
  Convertible subordinated debentures
     long-term portion                                                          556,600         766,600
  Loans from directors, officers, employees and investors                     1,116,968         149,406
                                                                           ------------    ------------
                                                                              2,371,652       1,584,624
                                                                           ------------    ------------
                                                                              3,713,758       3,952,008
                                                                           ------------    ------------
Stockholders' equity
  Common stock,  $.001 par value, authorized
   120,000,000 shares, issued and outstanding
   119, 516,126  shares                                                         119,516          97,360
  Class A stock; .001 par value, authorized 5,000,000
   shares; issued and outstanding, 0 shares
  Additional paid-in capital                                                 16,015,065      15,155,355
Deficit accumulated during the development stage                            (16,423,145)    (14,961,362)
Unrealized gain on foreign exchange                                             173,705         154,643
                                                                           ------------    ------------
                                                                               (114,859)        445,996

                                                                              3,598,899       4,398,004
                                                                           ============    ============

                                       The Tirex Corporation and Subsidiaries
                                            (A Development Stage Company)

                                        Consolidated Statement of Operations
                                           Six months ending December 31,

                                    Three months ending   Three months ending     Cum. 6 months             Ytd
                                     September 30, 1999    December 31, 1999  ending December 31, 1999 December 1999
                                    -------------------   ------------------- ------------------------ -------------
Revenues                                $          0          $          0        $          0         $          0
                                        ------------          ------------        ------------         ------------

Cost of Sales                                      0                     0                   0                    0
                                        ------------          ------------        ------------         ------------

Gross profit                                       0                     0                   0                    0
                                        ------------          ------------        ------------         ------------

Operations
  General and administrative                 335,654               434,989             770,643              770,643
  Depreciation and amortization              143,098               149,060             292,158              292,158
  Research and development                   178,022               247,335             425,357              425,357
                                        ------------          ------------        ------------         ------------

Total Expense                                656,774               831,384           1,488,158            1,488,158
                                        ------------          ------------        ------------         ------------

Loss before other income and expenses       (656,774)             (831,384)         (1,488,158)          (1,488,158)
                                        ------------          ------------        ------------         ------------

Other income (expenses)
  Interest expense                           (25,390)              (17,754)            (43,144)             (43,144)
  Interest income                                                        0                   0
  Income from stock options                                              0                   0
  Loss on disposal of equipment                                          0                   0
  Loss on foreign exchange                    (3,262)               72,791              69,529               69,529

                                             (28,652)               55,037              26,385               26,385

Net Loss                                    (685,426)             (776,347)         (1,461,773)          (1,461,773)
                                        ============          ============        ============         ============

Net loss per common share                      (0.03)                (0.03)              (0.61)               (0.50)
                                        ============          ============        ============         ============

Weighted average shares of common
  stock outstanding                       66,258,839            72,400,002          18,286,063           17,988,254
                                        ------------          ------------        ------------         ------------

                                               The Tirex Corporation and Subsidiaries
                                                    (A Development Stage Company)

                                                            (UNAUDITED)


                                    Consolidated Statement of Operations  Consolidated Statement of Operations

                                                                                                                   Cumulative from
                                    Three months ending Six months ending Three months ending Six months ending     March 26, 1993
                                     December 31, 1999  December 31, 1999  December 31, 1998  December 31, 1998 to December 31, 1999
                                    ------------------- ----------------- ------------------- ----------------- --------------------
Revenues                                $          0       $          0       $    300,000       $    300,000       $  1,325,573

Cost of Sales                                      0                  0            130,676            130,676          1,015,830
                                        ------------       ------------       ------------       ------------       ------------

Gross profit                                       0                  0            169,324            169,324            309,743
                                        ------------       ------------       ------------       ------------       ------------

Operations
  General and administrative                 434,989            770,643            443,757          1,890,805          6,956,315
  Depreciation and amortization              149,060            292,158             84,657            410,793            363,408
  Research and development                   247,335            425,357              1,750             13,590          8,148,525
                                        ------------       ------------       ------------       ------------       ------------

Total Expense                                831,384          1,488,158            530,164          2,315,188         15,468,248
                                        ------------       ------------       ------------       ------------       ------------

Loss before other income and expenses       (831,384)        (1,488,158)          (360,840)        (2,145,864)       (15,158,505)

Other income (expenses)
  Interest expense                           (17,754)           (43,144)           (34,062)           (54,097)          (227,073)
  Interest income                                  0                  0                  0                  0             17,962
  Income from stock options                        0                  0                  0                  0             10,855
  Loss on disposal of equipment                    0                  0                  0                  0             (2,240)
  Gain (Loss) on foreign exchange             72,791             69,529            (17,902)          (121,672)            (6,778)
                                        ------------       ------------       ------------       ------------       ------------

                                              55,037             26,385            (51,964)          (175,769)          (207,274)
                                        ------------       ------------       ------------       ------------       ------------

Net Loss                                    (776,347)        (1,461,773)          (412,804)        (2,321,633)       (15,365,779)
                                        ============       ============       ============       ============       ============

Net loss per common share                      (0.01)             (0.02)             (0.01)             (0.03)             (0.84)
                                        ============       ============       ============       ============       ============

Weighted average shares of common
  stock outstanding                       66,151,179         66,151,179         63,722,410         63,722,410         18,286,063
                                        ------------       ------------       ------------       ------------       ------------

                                       The Tirex Corporation and Subsidiaries
                                           (A Development Stage Company)


                                        Consolidated Statement of Operations
                                           Six months ending December 31,

                                    Three months ending   Three months ending    Cum. 6 months            Ytd
                                    September 30, 1998     December 31, 1998   ending December 1998  December 1998
                                    -------------------   -------------------  --------------------  -------------
Revenues                                $          0         $    300,000          $    300,000       $    300,000
                                        ------------         ------------          ------------       ------------

Cost of Sales                                      0              130,676               130,676            130,676
                                        ------------         ------------          ------------       ------------

Gross profit                                       0              169,324               169,324            169,324
                                        ------------         ------------          ------------       ------------

Operations
  General and administrative               1,451,057              439,748             1,890,805          1,890,805
  Depreciation and amortization              232,630              178,163               410,793            410,793
  Research and development                    11,840                1,750                13,590             13,590
                                        ------------         ------------          ------------       ------------

Total Expense                              1,695,527              619,661             2,315,188          2,315,188
                                        ------------         ------------          ------------       ------------

Loss before other income and expenses     (1,695,527)            (450,337)           (2,145,864)        (2,145,864)
                                        ------------         ------------          ------------       ------------

Other income (expenses)
  Interest expense                           (20,035)             (34,062)              (54,097)           (54,097)
  Interest income                                                       0                     0
  Income from stock options                                             0                     0
  Loss on disposal of equipment                                         0                     0
  Loss on foreign exchange                  (103,770)             (17,902)             (121,672)          (121,672)
                                        ------------         ------------          ------------       ------------

                                            (123,805)             (51,964)             (175,769)          (175,769)
                                        ------------         ------------          ------------       ------------

Net Loss                                  (1,819,332)            (502,301)           (2,321,633)        (2,321,633)
                                        ============         ============          ============       ============

Net loss per common share                      (0.02)               (0.03)                (0.61)             (0.03)
                                        ============         ============          ============       ============

Weighted average shares of common
  stock outstanding                       45,816,877           38,607,926            18,286,063         72,400,002
                                        ------------         ------------          ------------       ------------

                     The Tirex Corporation and Subsidiaries
                          (A Development Stage Company)

                       Consolidated statement of cash flow
                               As of December 31,

                                                  (UNAUDITED)
                                                Six months ended
                                                  December 30,
                                               1999          1998
                                            ----------    ----------
Operating activities                        $             $
                                            ----------    ----------
Net  loss                                    1,461,773     2,321,633
                                            ----------    ----------

Adjustments to reconcile net loss to net cash used in operating activities:

depreciation and amortization                  292,158       410,793
Proceeds from grants                           212,684       446,571
stock issued in exchange for services           64,208       996,255
stock issued in conversion and pmts            604,974       853,737
Unrealized gain on foreign exchange             19,062        69,633
Change in assets &  Liabilities
       increase in  Notes receivable           (14,685)     (109,015)
       decrease in  Sales tax receivables       60,562        79,494
       increase in  Tax credit receivable      545,315      (249,833)
       increase in inventory                  (227,391)
       increase in  Prepaid expenses           (64,116)
       increase in  Accrued expenses           130,449       240,878
       increase in  Loan payable                (9,631)       64,685
       increase in  Deposit payable                           19,000
       increase in  Accounts receivable        (14,685)     (150,000)
       increase in  Loan  director                            93,516
                                            ----------    ----------

       Total Adjustments                     1,598,904     2,765,714

       Net cash operating Activities           137,131       444,081
                                            ----------    ----------

Investing Activities
       Property & equipment                    222,709      (673,279)
       licence                                               (19,602)
                                            ----------    ----------
       Net cash investing activities           222,709      (692,881)

Financing activities
       Proceeds from notes payable                            71,070
       Repayment of notes payable             (288,688)     (133,340)
       Proceeds from loan payable                             48,131
       Repayment of long term debt            (219,631)       (6,333)
                                            ----------    ----------
       Net cash financing activities          (508,319)      (20,472)
                                            ----------    ----------
       Net Decrease in cash                   (148,479)     (269,272)

       Cash beginning of period                177,256       398,971
                                            ----------    ----------
Cash end of period                              28,777       129,699
                                            ==========    ==========

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

                  DEVELOPMENTAL STAGE

                  At February 8, 2000 the Company is still in the development stage. The operations to date have consisted mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

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

                  ACCOUNTS RECEIVABLE

                  Management believes that all accounts receivable as of June 30, 1999 and which are still in the accounts of the Company as of February 8, 2000, were fully collectible; therefore, no allowance for doubtful accounts were recorded.

                  INVENTORY

                  The Company values inventory at the lower of cost (first-in, first-out method) or market.

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

                  ADOPTION OF STATEMENT OF ACCOUNTING STANDARD NO. 123

                  In 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages, but does not require companies to record at fair value compensation cost for stock-based compensation plans. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. The difference between the fair value method of SFAS-123 and APB 25 is immaterial.

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

                  The fair value of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At December 31, 1999 and June 30, 1999 respectively, the carrying value of all financial instruments was not materially different from fair value.

                  INCOME TAXES

                  The Company has net operating loss carry-overs of approximately $18 million as of December 31, 1999, expiring in the years 2004 through 2011. However, based upon present Internal Revenue regulations governing the utilization of net operating loss carry-overs where the corporation has issued substantial additional stock, most of this loss carryover may not be available to the Company.

                  The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, effective July 1993. SFAS No.109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carry-forwards. Because of the uncertainties discussed in Note 2, however, any deferred tax asset established for utilization of the Company's tax loss carry-forwards would correspondingly require a valuation allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements.

                     The Tirex Corporation and Subsidiaries
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements


Note 1 -          SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

                  The Company has research and development investment tax credits receivable from the governments of Canada and Quebec amounting to $407,389 at December 31, 1999.

                  FOREIGN EXCHANGE

                  Assets and liabilities of the Company which are denominated in foreign currencies are translated at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average rates throughout the year.

                  REVENUE RECOGNITION

                  Revenue is recognized when the product is shipped, installed and accepted by the customer.

Note 2 -          GOING CONCERN

                  As shown in the accompanying financial statements, the Company incurred a net loss of $4,910,000 during the year ended June 30, 1999, and incurred an additional loss of $1,461,773 for the six-month period ended December 31, 1999.

                  In March 1993, the Company, which was still in the development stage, developed a new Business Plan. As at December 31, 1999 the Company was in the process of constructing a production quality machine for the cryogenic disintegration of used tires. At February 8, 2000, the Company was testing the first production model under operating conditions. Insofar as such testing has not been completed, management considers the Company to still be in the development stage.

                  The Company is currently in the process of formulating a plan to effect an additional public offering, the proceeds of which would be used for working capital and capital acquisitions. The ability of the Company to continue as a going concern is dependent on the success of the plan. The Company has received an offer by The N.I.R. Group of Mineola, New York to secure financing for the Company, subject to due diligence examination, in an amount of up to $5,000,000. As of February 8, 2000, the due diligence examination had not been completed and thus the Company cannot state with certainty that the proposed financing which actually materialize. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                     The Tirex Corporation and Subsidiaries
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Note 3 -          FINANCING COSTS

                  During the year ended June 30, 1998 the Company incurred costs of $158,255 in connection with debt financing. These costs have been capitalized in other assets and are being amortized over the terms of the financing. Amortization of financing costs for the fiscal year ended June 30, 1999 was $32,964, and for the six-month period ended December 31, 1999 amortization of deferred financing costs was $49,439.

Note 4-           PROPERTY AND EQUIPMENT FINANCING COSTS

                  As of December 31, 1999 plant and equipment consisted of the following:

                  Furniture, fixtures and equipment                 $    23,776
                  Leasehold improvements                                134,384
                  Construction in progress - equipment                2,000,000
                                                                    -----------
                                                                    $ 2,158,160
                    Less accumulated depreciation and amortization       98,574
                                                                    -----------
                                                                    $ 2,286,514
                                                                    ===========

                  Depreciation and amortization expense charged to operations was $42,770 and $12,361 for the years ended June 30, 1999 and 1998, respectively. For the three and six month periods ended December 31, 1999, depreciation and amortization charged against furniture, fixtures and equipment, Leasehold Improvements and Construction in Progress was $25,142 and $39,057 respectively. Other amortization of prepaid expenses and deferred financing costs for the three and six-month periods ending December 31, 1999 amounted to $135,145 and $253,101 respectively.

Note 5-           NOTES PAYABLE

                  The Company had available as of June 30, 1999 a $510,000 line of credit which bears interest at the Canadian prime rate plus 1.25% to finance 75% of its research and development investment tax credits incurred for the fiscal year ended June 30, 1999. At June 30, 1999, $408,302 was outstanding against this line of credit. As of December 31, 1999, the outstanding balance was $121,251. The note is collateralized by the personal guarantees of certain officers, certain equipment of Tirex Canada and guaranteed by The Tirex Corporation and Subsidiaries. The loan is guaranteed at a rate of 80% by the Garantie-Quebec (Guarantee-Quebec), a subsidiary of a Quebec Government-owned corporation, Investissements-Quebec
                  (Investments-Quebec) and is repayable from the research and developmental investment tax credits received. The Canadian prime rate of interest at June 30, 1999 was 6 1/4%.

                  Under the terms of the note payable to the bank, the Company is required to maintain a current ratio of 1:1 by June 30, 1999 and 1.2:1 by June 30, 2000, a tangible net worth of $750,000, and the furnishing of periodic financial statements. During the year ended June 30, 1999, the Company failed to comply with certain loan covenants. In the six-month period ended December 31, 1999, the company had not complied with certain loan covenants. Despite the bank's not having exercised its rights in the past, there can be no assurance that the bank will elect to not exercise its rights under the loan agreement if the Company would not be in compliance with all loan covenants.

                  The Company has two notes payable to investors at June 30, 1999 totaling $1,637 to pay for accrued interest on the debt which was converted to stock.

                     The Tirex Corporation and Subsidiaries
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Note 6-           LONG-TERM DEBT
                  Federal Office of Regional Development (Ford-Q) Loan                     1999
                                                                                        ---------
                  payable under the Industrial Recovery Program amounting
                  to 20% of certain eligible costs incurred (maximum loan
                  $340,252) repayable in annual installments over a forty-
                  eight month period following completion of the project,
                  unsecured and non-interest bearing.  (If the Company
                  defaults the loans become interest bearing)                           $ 308,287

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

                  Loan payable in amounts equal to 1% of annual sales
                     in Spain through June 30, 2007
                                                                                           13,610

                  Loan payable in amounts equal to 11/2% of annual sales in
                     Spain and Portugal through June 30, 2004
                                                                                           64,465
                                                                                        ---------
                                                                                          511,030
                  Less:  current portion                                                  106,385
                                                                                        ---------
                                                                                        $ 404,645
         Minimum principal repayments of each of the next five years as follows:

                  1999                                                                  $ 106,385
                  2000                                                                    114,697
                  2001                                                                    157,033
                  2002                                                                     29,243
                  2003                                                                     37,555
                         Thereafter
                                                                                           98,082
                                                                                        ---------
                                                                                        $ 542,995
                                                                                        =========

                     The Tirex Corporation and Subsidiaries
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Note 7-           CAPITALIZED LEASE OBLIGATIONS

                  The Company leases certain equipment under agreements classified as capital leases. The cost and the accumulated amortization for such equipment as of June 30, 1999 was $122,609 and $12,289, respectively. The net amortized value as of December 31, 1999 was $96,079.

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
                                                                     ===========

                     The Tirex Corporation and Subsidiaries
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Note 8-           CONVERTIBLE SUBORDINATED DEBENTURES

                  Convertible subordinated debentures consist of the following:

----------------------------------------------------------------------------------------------
                                        TYPE A                              TYPE B
----------------------------------------------------------------------------------------------
Balance Dec 31, 1999       $176,600                              $380,000
----------------------------------------------------------------------------------------------
Interest rate              10%                                   10%
----------------------------------------------------------------------------------------------
Maturity                   Earlier of (i) the completion of a    Earlier of (i) two years from
                           public offering yielding gross        the issue date or (ii) the
                           proceeds of not less than             completion of a public
                           $8,000,000, (ii) the closing on       offering of its securities by
                           financing in excess of $4,500,000.    the Maker.  These debentures
                           These debentures are subordinated     are subordinated to all
                           to all current and future bank debt.  current and future bank debt.
----------------------------------------------------------------------------------------------
Redemption rights          If not converted, the holder may      If not converted the holder
                           require the Company to redeem at      may require the Company to
                           any time after maturity at a          redeem at any time after
                           premium of 125% of the principal      maturity for the principal
                           amount plus interest.                 amount plus interest
----------------------------------------------------------------------------------------------
Conversion ratio           61.5% of the average closing bid      $0.20 per share.  During the
                           price of the common stock as          year ended June 30, 1999,
                           reported by NASDAQ during the         $155,000 of convertible
                           five-day period preceding the         debentures were converted to
                           Company's receipt of a notice of      common stock.
                           conversion by a debenture holder.
                           During the year ended June 30, 1999,
                           debentures totaling $113,400 were
                           converted to common stock.
----------------------------------------------------------------------------------------------
Warrants                   As part of the debenture package,
                           the Company issued 2,000,000
                           warrants to purchase a like number
                           of shares of common stock at $.001
                           per share
                           During the year ended June 30, 1999,
                           1,000,000 warrants were exercised.
----------------------------------------------------------------------------------------------

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

Note 11-          COMMON STOCK

                  During the years ended June 30, 1999 and 1998, the Company issued common stock to individuals in exchange for services performed totaling $2,759,744 and $926,576, respectively. Included in these amounts are payments to officers of the Company and in house counsel in exchange for salary and consulting in the amount of $2,210,502 and $361,945, respectively. Also included in the amounts paid in stock during the year ended June 30, 1999 was an exclusive rights contract payable to an officer totaling $406,250. During the six-month period ended December 31, 1999, the Company issued common shares to officers, employees and corporate counsel in exchange for services rendered in the amount of $792,896. The dollar amounts assigned to such transactions have been recorded at the fair value of the services received, because the fair value of the services received was more evident than the fair value of the stock surrendered.

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

                     The Tirex Corporation and Subsidiaries
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

                        COMPENSATORY COMMON STOCK OPTIONS

                                                               Compensation Cost

                                                                           For the Year
                                                                              Ended
                                                          Number of Shares June 30, 1999
                                                          ---------------- -------------
                  Balance at July 1, 1998                      9,212,673            --

                  Stock options granted during the year
                    ended June 30, 1999                        4,000,000       381,600

                  Stock options exercised during the year
                    ended June 30, 1999                               --            --
                                                              ----------     ---------

                  Balance at June 30, 1999                    13,212,673     $ 381,600
                                                              ==========     =========

                  The options expire at various dates through April 2000. The exercise price ranges from $.001 to $.50 with the weighted average exercise price equal to $.14.

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

                     The Tirex Corporation and Subsidiaries
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

                  The minimum future rental payments under this lease are as follows:

                               June 30,                             Amount
                               --------                           ---------
                                 2000                             $ 176,900
                                 2001                               204,100
                                 2002                               204,100
                                 2003                               170,100
                                                                  ---------
                                                                  $ 755,200
                                                                  =========

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the three and six month periods ended December 31, 1999. This discussion also includes events which occurred subsequent to the end of such quarter and contains both historical and forward- looking statements. When used in this discussion, the words "expect(s)", "feel(s)","believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

         The Company is in the very early stages of the business of manufacturing its patented cryogenic scrap tire recycling equipment (the "TCS-1 Plant"). Management presently estimates that commencement of full-scale commercial manufacture of TCS-1 Plants operations will occur early in the new year.

         Since the beginning of 1993, the Company has devoted the bulk of its efforts to completing the design and development, and commencing the manufacture, of the TCS-1 Plant and raising the financing required for such project. In December 1998, the Company began successfully operating the first fully integrated TCS-1 Plant on a continuous-running basis for scheduled periods of up to four hours, at 50% of capacity with one of its two freezing towers and fracturing mills. This allows the TCS-1 Plant to process only the tread portion of the tires. In the fourth quarter of fiscal 1999 the Company started the construction of the second freezing tower and the second disintegrator unit. However, certain problems were identified in the course of long-term testing of the first freezing tower with respect to the TCS-1's internal materials conveying system. Accordingly, construction of the second tower was halted pending resolution of the problems. The Company believes that it has found appropriate solutions to the problems. Construction of the redesigned freezing tower commenced in November 1999 and is expected to be completed on or about the end of the current calendar year.

         In early 1999 the Company began the process of putting into place the production capacity for producing welcome mats using recycled rubber crumb of the kind which the TCS-1 would produce. Entering this new business segment was expected to be profitable based on the estimated cost of the rubber crumb. In addition, entering this segment was considered strategically useful to demonstrate to possible buyers of TCS-1 systems that there was a use and market for the rubber crumb. The Company's initial operations in this segment were conducted pursuant to an agreement (the "IM2/Tirex Agreement") with IM2 Merchandising and Manufacturing, Inc. ("IM2"), in Quebec. Shipments of limited quantities of mats commenced at the beginning of April 1999. These mats were produced using recycled rubber crumb purchased from other companies because the TCS-1 could not, at that time, produce sufficient quantities of rubber crumb to meet the requirement. Furthermore, the technical difficulties in the freezing tower section of the TCS-1 referred to in the previous paragraph further reduced the availability of TCS-1 rubber crumb. The price difference between externally purchased rubber crumb and the forecast cost to the Company of TCS-1 produced crumb, taking into account tire recycling subsidies available from the Government of Quebec, was and remains very substantial, and makes the difference between being profitable and unprofitable on mat production at the prices the Company was able to obtain for such mats. In addition, it became apparent in June and July of 1999 that capital asset requirements and the financial and human resources being consumed by the mat production operation were impeding progress on the completion of the TCS-1 which was and remains the primary focus of the Company. In August 1999, the Company began negotiations for the sale of the mat production assets and the majority of the inventory to IM2. This divestiture was announced on September 7, 1999. As of February10, 2000, the sale of these assets to IM2 had not been completed and the Company cannot provide any assurances at this time that the sale will, in fact, be completed. However, should this sale not be consummated, the Company has been approached by other credible possible purchasers of such equipment. The Company will evaluate such other offers and will proceed with a transaction if such is to the benefit to the Company. Pursuant to this divestiture, the Company will continue with its primary points of focus, these being the manufacture and sale of TCS-1 tire Disintegration Systems and the development of rubber-thermoplastic compounds.

         On December 9, 1999, the Company negotiated and signed a Memorandum of Understanding with Shandong Hongli Group Company, Ltd. ("Hongli") from the city of Dezhou in Shandong Province in The Peoples' Republic of China respecting the sale of the principal components of a TCS-1 System, excluding the front-end tire preparation system which the customer does not require because of the substantial availability of rubber tire chips in their region. This sale is expected to be completed during the third quarter of Fiscal 2000. The Company has been informed that, subject to the witnessing of the TCS-1 working, all necessary approvals and allocations of funds from the Chinese government have been obtained. The Memorandum of Understanding also provides that the Company and Hongli will work toward the completion of a licensing agreement under which Hongli would acquire the exclusive right to manufacture and distribute the TCS-1 in the Peoples' Republic of China. The Company intends that any such licensing agreement would include numerous clauses designed to protect the proprietary interests of the Company in the technology, and that the agreement would include a performance clause which would permit the Company to withdraw the element of exclusivity in the event that certain sales targets are not met. Hongli is a rapidly growing, diversified company in China currently employing about 4,500 persons. Hongli manufactures tractors and farm implements, diesel engines gears and textile machinery. Hongli also is involved with real estate development, service stations, restaurants and retail sales and service of scooters. Hongli reports total assets of 520 million Yuan which is equal to approximately US$62 million

         The Company has undergone certain changes in its management structure during the quarter ended December 31, 1999 and in the ensuing weeks to the date of this report. In November 1999, Louis A. Sanzaro resigned as President of the Company such that he could sign a licensing agreement with the Company without conflict of interest. Mr. Sanzaro continues as a director of the Company and the Company continues to benefit from his expertise in the recycling industry. Mr. John Threshie Jr., formerly occupying the position of Vice-President, Logistics for the Company was named to succeed Mr. Sanzaro as President of the Company. In January 2000, Mr. Terence C. Byrne resigned as Chief Executive officer of the Company in order to pursue other interests in corporate financing and consulting. However, Mr. Byrne has agreed to provide similar services to the Company for the foreseeable future and is also active on behalf of the Company in Investor Relations. Mr. Byrne has been instrumental in the negotiations of the private placement with NIR, which private placement is discussed elsewhere in this Report. In November 1999, John Hartley resigned as a director of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The activities of the Company since its formation in 1987 and the inception of its current business in 1993 have been financed by sources other than operations. Such financing was principally provided by the sale of securities in private transactions, including three private placements to a limited number of accredited investors, which the Company completed on May 11, 1998, and which yielded aggregate net proceeds of $2,063,795 (see "The Company - Material Financing Activities"). In total, funds raised by the Company from private sales of its securities are as follows:

                -----------------------------------------------------
                      Year Ended               Proceeds From Sales
                      June 30th                    of Securities
                -----------------------------------------------------
                        1999                        $  286,500
                -----------------------------------------------------
                        1998                         2,063,795
                -----------------------------------------------------

                -----------------------------------------------------
                      Year Ended               Proceeds From Sales
                      June 30th                    of Securities
                -----------------------------------------------------
                        1997                           345,391
                -----------------------------------------------------
                        1996                            80,872
                -----------------------------------------------------
                        1995                            22,316
                -----------------------------------------------------
                        1994                           237,430
                -----------------------------------------------------
                        1993                            76,055
                -----------------------------------------------------
                        1990                            80,812
                -----------------------------------------------------
                        1989                            77,000
                -----------------------------------------------------

         During the fiscal years ended June 30, 1998 and June 30, 1999 and the interim six-month period ended December 31, 1999, the Company received additional funding from Quebec and Canadian government grants, loans, loan guarantees and refundable tax credits for purposes of completing the development of the TCS-1 Plant and for the international marketing of such plants (see Item
1. of this Report, "Existing and Proposed Businesses - Canadian Operations - Canadian Financial Assistance - Grants, Loans, and Commitments"). Canadian and Quebec government research and development tax incentives take the form of both tax deductions from otherwise taxable income and tax credits respecting the eligible research and development expenditures of the Company (see "Existing and Proposed Businesses - Canadian Operations"). Insofar as tax credits for scientific research and experimental development are concerned, such credits are offered by both the governments of Canada and of Quebec. The tax credits are calculated as a percentage of research and development expenditures deemed eligible by the Revenue Departments of each government. The percentages vary according to the size of the company (defined according to the asset base and revenues generated by the company), the residency of the majority of the voting control and other factors. In the case of both the provincial and the federal governments, where the amount of the tax credit exceeds other tax liabilities, such as taxes on income and on capital, and subject to certain other conditions which the company meets, the amount of any difference is paid to the company, thus the term, "Refundable Tax Credits". The effective rate of the credit varies from one company to another as a function of a number of factors, not least of which are: (i) the nature of the costs being claimed such as labor costs versus non-labor costs (the credit for labor costs is higher than for non-labor costs); and (ii) the proportion of expenditures which can be attributed to research and development but which are not deemed eligible for the tax credits by their nature. Insofar as the Company is concerned, the tax credits have varied from approximately 25% to 30% of total research and development expenditures, including certain types of expenditures deemed ineligible for tax credits. During the last three fiscal years, virtually all of the activities connected with the development and construction of the First Production Model of the TCS-1 Plant have qualified as expenses eligible for refundable tax credits.

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

         In connection with the Refundable Tax Credits, during the first quarter of 1998, the Bank of Montreal ("BOM") approved a loan to the Company of up to Cdn$937,000, or approximately US$655,900 ("the BOM Tax Credit Loan") to be used to pay expenses which would then be eligible for refundable tax credits. By December 1998, the Company had borrowed the entire amount authorized and, in accordance with the terms of the SDI Loan Guarantee Agreement, by the end of March 1999, the Company had reimbursed the entire amount. On May 9, 1999, the Company received a similar offer of financing from ScotiaBank, conditional upon the receipt of a loan guarantee from G-Q, the successor to SDI. This offer was for an amount of up to Cdn$750,000 (approximately US$510,000). The loan guarantee from G-Q was obtained in June of 1999 and the Company proceeded to borrow Cdn$600,000, (approximately7 US$420,000), which amount was outstanding as of the end of Fiscal 1999. The remaining Cdn$150,000 was drawn down in September of 1999. In November of 1999, the Company received a check from the Government of Quebec in respect of research and development tax credits in the amount of Cdn$606,948 form which amount the sum of Cdn$300,000 was deducted to reduce the ScotiaBank Tax Credit Loan balance. On November 23, 1999, the Company received an advance check from the Government of Canada, also in respect of research and development tax credits for the fiscal year which ended June 30, 1999. The check was based on an approved advance of Cdn$450,000. However, the Government deducted from this check Cdn$50,000 in respect of an amount due under a loan received under the Southwest Montreal Industrial Redevelopment Program and another amount due in respect of payroll source deductions of approximately Cdn$35,000. Partially offsetting these deductions was an element of interest income to the Company. The net amount of the check received was Cdn$381,339 (approximately US$259,310). From this amount, the sum of Cdn$175,000 was deducted to further reduce the ScotiaBank Tax Credit Loan balance such that, as of December 8, 1999, the outstanding balance due to ScotiaBank is now Cdn$175,000 (approximately US$119,000). The ScotiaBank Tax Credit Loan is secured by: (i) a first-ranking lien on all of the assets, tangible and intangible, present and future of the Company's Canadian subsidiary, Tirex R&D;
(ii) a lien on the Company's patent for the cryogenic tire disintegration process and apparatus of the TCS-1 Plant; and (iii) personal guarantees of two officers and directors of the Company.

         Borrowings drawn down under the ScotiaBank Tax Credit Loan bear interest, from the date the funds are drawn down until the outstanding principal and all accrued and unpaid interest thereon are repaid, at an annual rate equal to the ScotiaBank Prime Rate (which, for reasons of inter-bank competition, is usually equivalent to Canadian Prime Rate) plus 1.25%. Interest on the outstanding balance of the ScotiaBank Tax Credit Loan is due and payable monthly. During the last three fiscal years, and the five-month interim period ended November 30, 1999, the Company made research and development expenditures, generated tax credit claims, and received funds by way of borrowings under the BOM Tax Credit Loan, as set forth in the following table:

-------------------------------------------------------------------------------------------------------------------------
                                  AMOUNT OF R&D    AMOUNT OF TAX                                           CUMULATIVE
     PERIOD       AMOUNT OF R&D    EXPENDITURES   CREDITS ESTIMATED  AMOUNT BORROWED                  OUTSTANDING BALANCE
  R&D EXPENSES    EXPENDITURES     ELIGIBLE FOR   BY BANKS AND G-Q  AGAINST ESTIMATED  AMOUNT OF TAX       OF LOAN AS
 WERE INCURRED      INCURRED        TAX CREDITS    (FORMERLY SDI)     TAX CREDITS     CREDIT RECEIVED   AT END OF PERIOD
-------------------------------------------------------------------------------------------------------------------------
RE: BOM                -0-              -0-              -0-               -0-              -0-                -0-
July 1, 1995 to
June 30, 1996
-------------------------------------------------------------------------------------------------------------------------
July 1, 1996 to   Cdn$1,576,761    Cdn$1,576,761     Cdn$ 579,305          -0-(1)           -0-(2)             -0-
June 30, 1997
-------------------------------------------------------------------------------------------------------------------------
July 1, 1997 to   Cdn$2,723,443    Cdn$2,723,443     Cdn$ 982,113      Cdn$828,230(1)   Cdn$307,208(2)     Cdn$597,820
June 30, 1998
-------------------------------------------------------------------------------------------------------------------------
July 1, 1998 to   Cdn$1,167,892         (3)              (4)           Cdn$108,770(1)   Cdn$245,517(5)   BOM Loan = zero
June 30, 1999                                                                                (6)
-------------------------------------------------------------------------------------------------------------------------
RE: SCOTIABANK    Cdn$2,512,604    Cdn$2,163,508    Cdn$1,000,000      Cdn$600,000          n/a          ScotiaBank Loan
July 1, 1998 to                                                                                             Cdn$600,000
June 30, 1999
-------------------------------------------------------------------------------------------------------------------------
Six months to          n/a              n/a              n/a           Cdn$150,000     Cdn$1,056,948     ScotiaBank Loan
December 31, 1999                                                                                         Cdn$175,000 (7)
-------------------------------------------------------------------------------------------------------------------------

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

         (3) On or about October 20, 1999, and in accordance with the tax laws of the governments of Canada and of Quebec, the Company submitted a claim for tax credits based upon any research and development expenditures made during fiscal 1999. The Company expects that a portion of such expenditures will be eligible for Refundable Tax Credits. In connection therewith, the Company obtained credit facilities from ScotiaBank, similar to the BOM Tax Credit Loan, based upon estimated tax credit receivables.

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

         (7) On November 5, 1999, the Company received and cashed a check from the Revenue Department of the Government of Quebec in respect of research and development tax credits for the fiscal year ended June 30, 1999. This check amounted to Cdn$606,948 (approximately US$413,000). In accordance with the requirements of the loan guarantee provided by Garantie-Quebec, an amount of Cdn$400,000 (approximately US$272,000) was given that same day to ScotiaBank to reduce the loan balance. On November 23, 1999, an advance check was received from the Government of Canada in respect of research and development tax credits. This advance was made available pending final determination of the tax credit due, and was based on an approved advance amount of Cdn$408,000 plus interest thereon in the amount of Cdn$2,039. The Government took offsets from this amount in respect payroll taxes due in the amount of Cdn$28,700. The net amount of the check was Cdn$381,339 (approximately US$263,000). In December 1999, the Company received a second tax refund advance check from Revenue Canada. This check was based on a refund due in the amount of Cdn$104,013 plus interest thereon in the amount of Cdn$8,573. From this check was deducted an amount of Cdn$50,000 plus interest thereon in the amount of Cdn$1,678. The Cdn$50,000 was in respect of the amount due to CEDQR under the loan agreement with the Company which had been made available under the Industrial Recovery Program for South-West Montreal to undertake the development of the TCS-1, as discussed in the second paragraph following. The net amount of the check was thus Cdn$51,678 (approximately US$35,600. As of February 8, 2000, the loan balance due to ScotiaBank is thus Cdn$175,000 (approximately US$119,000).

         During the last three fiscal years and the six month interim period ended December 31, 1999, the Company also received additional financial assistance by way of loans and grants from Quebec governmental agencies, for the design and development of the TCS-1 Plant and for export market development as follows:

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

Under the terms of the CEDQR Loan, repayment must commence twelve months from the date CEDQR declares that the project has been completed. This occurred on March 31, 1998. The repayment schedule therefore calls for four, graduated annual payments as follows:

--------------------------------------------------------------------------------
                             Canadian Dollars            US Dollar Approximation
                             ----------------            -----------------------
March 31, 1999                   $ 50,000                       $ 35,000
--------------------------------------------------------------------------------
March 31, 2000                   $100,000                       $ 70,000
--------------------------------------------------------------------------------
March 31, 2001                   $150,000                       $105,000
--------------------------------------------------------------------------------
March 31, 2002                   $200,000                       $140,000
--------------------------------------------------------------------------------

         The terms and purposes of the CEDQR Loan are discussed in more detail in "Existing and Proposed Businesses - Canadian Operations - Canadian Financial Assistance - Grants, Loans, and Commitments". The Cdn$50,000 which was due on March 31, 1999 was offset against the tax credit advance check which was received in December 1999, as discussed earlier. The Company is thus current in respect to this loan repayment schedule.

         2. In April of 1996, the Company qualified for a grant from Societe Quebecoise de Recuperation et de Recyclage ("Recyc-Quebec"), a self-financed, Quebec Government-owned corporation established to facilitate and promote materials recovery and recycling. The amount of such grant was $75,000 Canadian (approximately U.S. $52,500). Of this amount, the Company received $50,000 Canadian (approximately U.S. $35,000) during the fiscal year ended June 30, 1997. The terms of the grant provide that the Company will receive the balance of $25,000 Canadian (approximately U.S. $17,500) when the Company files a final report on the completion of the project. The Company anticipates that such report will be filed in or about February 1999. The terms and purposes of this grant are discussed in more detail in "Existing and Proposed Businesses - Canadian Operations - Canadian Financial Assistance - Grants, Loans, and Commitments".

         3. The Company has also qualified for five interest-free, unsecured loans from the Government of Canada in the aggregate amount of $ 232,773 Canadian (approximately U.S. $162,900). These loans were made available by CEDQR, under the Innovation, Development, Entrepreneurship Assistance - Small and Medium Enterprises Program ("IDEA-SME Program"). Under these loan agreements, during Fiscal 1997 and 1998, the Company received $30,000 Canadian (approximately U.S. $21,000) and $ 202,773 Canadian (approximately U.S. $141,900.) respectively. The IDEA-SME Program loans represent up to 50% of approved Company expenditures, based on submitted claims, subject to maximum amounts for each loan. Expenditures are required to have been made for the purposes of identifying and developing export markets for Canadian products. All of the projects which gave rise to these loans have been declared completed by CEDQR and the repayment terms have accordingly been established. The following table identifies the nature of the projects for which these loans were granted, the maximum amount of the loans approved the government agency, the aggregate amounts received by the Company as of October 31, 1998 and the repayment terms of each loan.

====================================================================================================================================
                                                     AMOUNT OF FUNDS
                                                       RECEIVED BY                       REPAYMENT TERMS
                                      MAXIMUM AMOUNT   COMPANY AS OF  ====================================================== RATE OF
          NATURE OF PROJECT              OF LOAN     DECEMBER 31, 1998          DATE DUE               AMOUNT OF PAYMENT    INTEREST
------------------------------------------------------------------------------------------------------------------------------------
Market Research  Feasibility Study for  Cdn $20,000     Cdn $20,000   At the end of any fiscal year    1% of gross annual      None
Iberian Peninsula                                                     in which the Company has       revenue from sales in
                                                                      revenues from sales of TCS-1           Iberia
                                                                      Plants in the Iberian Peninsula
------------------------------------------------------------------------------------------------------------------------------------
Market Research  Feasibility Study for  Cdn $20,000     Cdn $20,000   At the end of any fiscal year    1% of gross annual      None
India                                                                 in which the Company has       revenue from sales in
                                                                      revenues from sales of TCS-1           India
                                                                      Plants in India
------------------------------------------------------------------------------------------------------------------------------------
Market Research Respecting Potential    Cdn $95,000     Cdn $95,000         June 30, 2001                  Cdn $ 6,333         None
United States Markets for Rubber Crumb                                      June 30, 2002                  Cdn $12,666
                                                                            June 30, 2003                  Cdn $18,999
                                                                            June 30, 2004                  Cdn $25,333
                                                                            June 30, 2005                  Cdn $31,666
------------------------------------------------------------------------------------------------------------------------------------
Iberian Market Development Activities   Cdn $95,000     Cdn $95,000   At the end of any fiscal year     1.5% of gross annual   None
Related to Positioning the Company to                                 in which the Company has         revenue from sales in
Market TCS-1 Plants, Rubber Crumb, and                                revenues from sales of TCS-1           Iberia
Related Products in Iberia                                            Plants in Iberia
------------------------------------------------------------------------------------------------------------------------------------
Market Research Activities Respecting   Cdn $98,000     Cdn $98,000         June 30, 2001                  Cdn $ 6,533.33      None
the Feasibility of using Rubber Crumb                                       June 30, 2002                  Cdn $13,066.66
in  Thermoplastic Elastomer Compounds                                       June 30, 2003                  Cdn $19,600.00
in the United States and Canada.                                            June 30, 2004                  Cdn $26,133.33
                                                                            June 30, 2005                  Cdn $32,666.66
====================================================================================================================================

         These loans and the projects which they supported are discussed in more detail in "Existing and Proposed Businesses - Canadian Operations" and "Existing and Proposed Businesses - Sales and Marketing".

         On January 27, 2000, the Company received an offer to secure financing via a private placement from The N.I.R. Group, LLC ("NIR"), located in Mineola, New York. Pursuant to consultation with legal counsel, the Company entered into an agreement in principle with NIR, subject to a due diligence examination, under which NIR would provide consulting services to the Company in terms of structuring an investment of up to US$5,000,000 in the common shares of the Company. The Company will compensate NIR at the rate of 10% of the gross amount funded plus 3% in non-accountable expenses from the proceeds of the funding. Under this investment proposal, all shares to be issued and all shares issuable upon the exercise of the warrants are requested to be registered and freely tradable. Pending such registration, NIR will structure a preliminary investment in the Company in an amount of up to US$500,000 in the form of a secured convertible debenture carrying a twelve per cent (12%) annual interest rate with a one-year maturity date. There is no assurance that the transaction will be consummated.

         The Company believes it will be able to cover the balance of the capital investments and expenditures required to be made in connection with: (i) modifications which were and will be made to the TCS-1 Plant;(ii) commencement of full scale, commercial manufacture of TCS-1 Plants; and (iii) meeting its overhead on a level sufficient to sustain the Company for at least the next twelve months, from a combination of some or all of the following sources: (i) proceeds from the NIR private placement as discussed in the previous paragraph;
(ii) expected cash flow from sales of four TCS-1 Plants to ENERCON America Distribution Limited ("Enercon") of Westerville, Ohio. (see Item 1 of this Report "Existing and Proposed Businesses - Sales and Marketing - The Enercon Agreements"); (iii) Canadian and Quebec government and governmental agency grants, loans, and refundable tax credits; (iv) sale and lease back financing on equipment owned by the Company; (v) conventional asset based debt financing against receivables and inventory; (vi) refunds of all of the 15% sales taxes paid by the Company on all goods and services purchased in connection with the Company's manufacturing activities, which the Company, as a manufacturer and exporter of goods is entitled to (vii) subcontractor financing; (viii) vendor financed equipment purchases and/or (ix) a research and development tax credit facility from ScotiaBank currently in place. The Company is presently actively pursuing all of the foregoing avenues of financing. In addition, management believes that the Company will be able to obtain sufficient production financing to cover the costs of constructing subsequent TCS-1 Plants, using the constituent components of the Plant to be financed, as collateral for debt financing to cover its construction costs, although there can be no assurance that financing will be received from any of these sources.

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

         In the event that the NIR private placement is not obtained, there can be no assurance that the Company will be able to obtain other outside financing on a debt or equity basis on terms favorable to it, if at all. In the event that there is a failure in any of the finance-related contingencies described above, the funds available to the Company may not be sufficient to cover the costs of its operations, capital expenditures and anticipated growth during the next twelve months. In such case, it would be necessary for the Company to raise additional equity capital. Therefore, if the NIR private placement is not completed and if the Company should wish to raise funds through a public offering, it will be required to locate another broker-dealer, ready, willing, and able to underwrite a public offering of the Company's securities. At this time, the Company is not able to give any assurances that, in such event, it will be successful in locating an underwriter or that its efforts will ultimately result in a public offering. If the proceeds from the above described potential sources of funding should be insufficient for the Company's requirements and it is not able to effect a public offering of its securities within the next twelve months, or find other sources of outside funding, the Company's financial position and its prospects for beginning and developing profitable business operations could be materially adversely affected.

         As of December 31, 1999, the Company had total assets of $3,598,899 as compared to $4,177,977 on December 31, 1998 reflecting a decrease of $579,078, and a decrease of $799,105 versus total assets as of the last fiscal year-end, June 30, 1999, which totaled $4,398,004. Management attributes the decrease from June 30, 1999 to December 31, 1999 primarily to the following factors: (i) a decrease of $545,315 in Tax Credits Receivable from the balance as of June 30, 1999 in the amount of $952,704 to the December 31, 1999 balance of $407,389. While counter-balanced by increases in estimated tax credit receivables based on research and development actually undertaken in the first six months of Fiscal 2000, the receipt from the governments of Quebec and of Canada of approximately US$770,000 was the primary cause of this decrease, and (ii) a reduction of cash and cash equivalents from the balance as of June 30, 1999 in the amount of $177,256 to $28,777 as of December 31, 1999, a decrease of $148,479. Similarly, the reduction in total assets of $579,078 from December 31, 1998 to December 31, 1999 is also primarily attributable to the reduction in tax credit receivables. The December 31, 1999 balance of tax credit receivables in the amount of $407,389 was $698,262 less than the $1,105,651 balance as of December 31, 1998, this being attributed to the quicker receipt of tax credit refund checks from the governments of Canada and of Quebec. Fiscal year-end total assets at June 30, 1999 had reflected a previous increase of $583,356 over $3,814,648 at June 30, 1998. Management attributes the increase in total assets at June 30, 1999 versus June 30, 1998 principally to (i) an increase of $1,305,007 in Property, Plant and Equipment from $977,288 as of June 30, 1998 to $2,282,295 as of June 30, 1999, and (ii) an increase of $96,886 in Research and development tax credits receivable from $855,818 as of June 30, 1998 to $952,704 as of June 30, 1999. These increases were partially offset by (i) decreases in cash and cash equivalents which went from $398,971 as of June 30, 1998 to $177,256 as of June 30, 1999, a decease of $221,715, (ii) a decrease of $204,500 in current prepaid expenses and deposits from $618,226 as of June 30, 1998 to $413,766 as of June 30, 1999, resulting from amortization of such prepaid expenses, and similarly in long-term prepaid expenses and deposits which decreased by $261,757 from $445,677 as of June 30, 1998 to $183,920 as of June 30, 1999.

         As of December 31, 1999, the Company had total liabilities of $3,713,758 as compared to $3,690,673 at December 31, 1998, reflecting an increase in liabilities of $43,085. Total liabilities as of the end of June 30, 1999 (Fiscal 1999) were $3,952,008 which is $238,250 higher than the December 31, 1999 balance. The June 30, 1999 total had reflected a previous increase of $591,420 over $3,360,588 in total liabilities as of June 30, 1998. While there was no material difference in total liabilities from December 31, 1998 to December 31, 1999 there has been a reduction in convertible subordinated debt. As of December 31, 1998, the balance of such debt was $1,035,000 whereas the balance as of December 31, 1999 was $556,600, reflecting a decrease of $453,100 which was added to Shareholders' Equity. This was compensated by a commensurate increase in loans and advances from Directors, Officers employees and investors. As of December 31, 1999 this amounted to $1,116,968, reported on a single line item. In December 1998, this caption was divided between two different captions, these being loans from investors ($93,516) and accrued liabilities which included amounts due to directors, officers and employees in an amount of $101,045.

         Reflecting the foregoing, the financial statements indicate that as of December 31, 1999, the Company had a working capital surplus (current assets minus current liabilities) of $77,715 and that as of December 31, 1998, the Company had a working capital surplus of $399,935. The primary cause of this net decrease in net working capital was related to the decrease in tax credit receivables.

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


RESULTS OF OPERATIONS

           As noted above, the Company is presently in the very early stages of the business of manufacturing and selling TCS-1 Plants. The Company intends to begin manufacturing TCS-1 Plants on commercial basis early in calendar year 2000. The Company had $390,848 of gross sales during Fiscal 1999, but, with the halting of operations in the rubber mat molding, the Company did not generate any gross sales during this first quarter of Fiscal 2000. Unless and until the Company successfully develops and commences TCS-1 Plant manufacturing and sales operations on a full-scale commercial level, it will continue to generate no or only limited revenues from operations. Except for the foregoing, the Company has never engaged in any significant business activities.

         The financial statements which are included in this Report reflect total general and administrative expenses of $335,654 for the three-month period ended December 31, 1999 versus $1,447,048 for the analogous three-month period ended December 31, 1998, reflecting a decrease of $1,111,394. The most important reason for this decrease relates to one-time charges recorded in the three-month period ended December 31, 1998, which were reported in the Company's Report 10-KSB for the year ended June 30, 1999. These one-time charges related to issuances of shares of common stock to Officers and previous corporate counsel and to a former officer of the Company's Canadian operations. The total amount expensed relative to such share issuances last year was $1,398,750. Total general and administrative, depreciation, amortization, research and development costs for Fiscal 1999 were $4,953,622 versus $4,564,566 for the fiscal year which ended June 30, 1998, reflecting an increase of $389,056. The costs recorded for Fiscal 1999 reflect a one time charge totaling $1,398,750.

         Management believes that the amounts accrued to date in respect of the shares of common stock issued to compensate the executive officers and corporate counsel reflect the fair value of the services rendered, and that the recipients of such shares accepted such numbers of shares as a function of a combination of their perceived valuation of both present and possible future value of the shares, rather than the actual value of the stock at the time it was issued. Management believes that, as of the dates such shares were issued in lieu of cash compensation, their actual and potential value, if any, could not be determined, and that any attempt to specify a current valuation with any reasonable assurance, would be flawed, without substance, and highly contingent upon, and subject to, extremely high risks including but not limited to the following factors: (i) the absence of a reliable, stable, or substantial trading market for the Company's common stock, the possibility that such a market might never be developed, and the resultant minimal, or total absence of, market value for any substantial block of common stock; (ii) the very high intrinsic risks associated with early development stage businesses, such as the Company's; (iii) the Company's lack of sufficient funds, as at such issuance dates, to implement its business plan and the absence of any commitments, at such times, from potential investors to provide such funds; (iv) the restrictions on transfer arising out of the absence of registration of such shares; and (v) the uncertainty respecting the Company's ability to continue as a going concern, (See "Existing and Proposed Businesses", "Market for the Company's Common Equity and Related Stockholder Matters", and "Management - Certain Relationships and Related Transactions - Issuance of Stock in Lieu of Salaries and Consulting Fees").

         From inception (July 15, 1987) through December 31, 1999, the Company has incurred a cumulative net loss of $18,286,063. Approximately $1,057,356 of such cumulative net loss was incurred prior to the inception of the Company's present business plan, in connection with the Company's attempt to establish a health care business. The Company discontinued its proposed health care operations while still in the planning stage and therefore, generated no revenues therefrom.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

         During the quarter ended December 31, 1999, the Company issued a total of 1,057,402 common shares in respect of services rendered and under consulting agreements. Of this amount, 425,845 shares were issued to Frances K. Levine Esq. and 256,557 shares to Scott Rapfogel Esq. in compensation for legal services rendered previously. The remaining 375,000 shares were issued to Alan Epstein in respect of consulting services related to the development of a market in Puerto Rico for TCS-1 Systems.

         As of the quarter ended September 30, 1999, the Company had issued 11,127,550 shares of common stock, of which 8,472,819 shares were issued against accrued liabilities reported on the annual financial statements of June 30, 1998. The remaining 2,654,731 were issued to an officer, an employee and corporate counsel for services rendered and as a signing bonus, which expenses, recorded in the amount of $64,377, were recorded in the three-month period ended December 31, 1999. Of the 8,472,819 shares of common stock issued in respect of accrued liabilities as of June 30, 1999, 530,921 of such shares were issued to officers and employees in lieu of cash payments for loans made to the Company. The remaining 7,941,898 shares of common stock were issued to officers and employees in lieu of cash payments for salaries, which totaled $272,251. Insofar as it is pertinent to the discussion of the reduction of operating costs in the three-month period ended December 31, 1999 versus the analogous three-month period ended September 30, 1998, and to enhance understanding of the reduction, the following information relative to the three-month period ended December 31, 1998 is also presented below:


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

         In February 2000, following the period covered by this Report, the Company issued a total of 19,619,912 shares of common stock as follows:

       --------------------------------------------------------------------------------
           NUMBER OF    TOTAL SHARES
          INDIVIDUALS     ISSUED        CATEGORY OF REASON FOR ISSUANCE OF SHARES
       --------------------------------------------------------------------------------
               7           929,000      Type "A" and Type "B" Debenture conversions
       --------------------------------------------------------------------------------
               3         1,264,000                              Payment of Invoices
       --------------------------------------------------------------------------------
               1           700,000                           Direct cash investment
       --------------------------------------------------------------------------------
               2           200,000     In lieu of Interest and Late Payment Charges
       --------------------------------------------------------------------------------
              16        16,526,912     Salaries, Consulting Agreements and Expenses
       --------------------------------------------------------------------------------
              29        19,619,912                                        T O T A L
       --------------------------------------------------------------------------------

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In accordance with the Delaware General Corporation Law, on July 9, 1998, the holders of record of approximately 50.7% of the issued and outstanding shares of common stock, $.001 par value, of the issuer, in person or by proxy, by their consent in writing authorized, approved and adopted a resolution respecting the amendment of the Company's Certificate of Incorporation. Pursuant thereto, effective July 10, 1998, the Certificate of Incorporation of the Company was amended so as to change the amount of capital stock, which the issuer is authorized to issue, from 69,900,000 shares of Common Stock, par value $.001 per share and 100,000 shares of Open Stock, par value $.001 per share; to 115,000,000 shares of Common Stock, par value $.001 per share and 5,000,000 shares of Class A Stock, par value $.001 per share. The Board of Directors of the Company has the power to designate the Class A Stock in one or more classes and/or series, with such rights and preferences as the Board of Directors shall determine. In October 1999, pursuant to Delaware General Corporation Law, the Board of Directors authorized the designation of the 5,000,000 shares of Class A Stock as 5,000,000 shares of common stock, par value $.001 per share.

         On January 23, 2000, the holders of record of approximately 51% of the issued and outstanding shares of common stock, $.001 par value, of the Company, in person or by proxy, by their consent in writing authorized, approved and adopted a resolution respecting an amendment of the Company's certificate of incorporation . Pursuant thereto, effective January 28, 2000, the Certificate of Incorporation was amended to increase the number of shares of capital stock which the Company is authorized to issue, from 120,000,0000 shares of Common Stock, par value $.001 per share to 165,000,000 shares of common stock, par value $.001 per share.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     Current Report on Form 8-K dated February 9, 2000 filed with the Commission on February 9, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        THE TIREX CORPORATION


                                                        Date:  February 17, 2000
By  /s/ JOHN L. THRESHIE, JR.
    ------------------------------------------
        John L. Threshie, Jr. President


                                                        Date:  February 17, 2000
By  /s/ MICHAEL ASH
    ------------------------------------------
        Michael Ash, Treasurer and
        Chief Accounting and Financial Officer