Form 10QSB
period 2000-03-31
TIREX CORP
filed 2000-06-07
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 For the quarterly period ended March 31, 2000

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934
     For the transition period from __________ to___________

                       COMMISSION FILE NUMBER 33-17598-NY

                              THE TIREX CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                  DELAWARE                                  22-2824362
         (State or other jurisdiction of                  I.R.S. Employer
         Incorporation or Organization)                  Identification No.)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of MAY 15, 2000: 149,370,958 shares

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              THE TIREX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                                TABLE OF CONTENTS

PART I                                                                  PAGE

ITEM 1 - FINANCIAL INFORMATION (unaudited)

         The Tirex Corporation and Subsidiaries
           Consolidated Balance Sheets as of
             March 31, 2000 and 1999...................................... 4

         Consolidated Statements of Operations
           for the three and nine-month periods
             ended March 31, 2000 and 1999................................ 5

         Consolidated Statements of Cash Flows
           for the three and nine-month periods
             ended March 31, 2000 and 1999................................ 6


         Notes to Financial Statements (unaudited)........................ 7

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................17

PART II

Item 1 - Legal Proceedings................................................21
Item 2 - Changes in Securities and Use of Proceeds........................21
Item 3 - Defaults Upon Senior Securities..................................22
Item 4 - Submission of Matters
            to a Vote of Security Holders.................................22
Item 6 - Exhibits and Reports on Form 8-K.................................22

          The financial statements are unaudited. However, the financial statements have been reviewed by the Company's independent auditor. Readers are cautioned that a review engagement does not constitute an audit. Management of registrant believes that all necessary adjustments, including normal recurring adjustments, have been reflected to present fairly the financial position of registrant at March 31, 2000 and the results of its operations and changes in its financial position for the three and nine-month periods ended March 31, 2000 and 1999 and for the period from inception (July 15, 1987).

                              The Tirex Corporation
                           A Development Stage Company

                           Consolidated Balance Sheet
                                 as at March 31
                                                          (UNAUDITED)     (AUDITED)
                                                             2000        JUNE 30 1999
                                                         ------------    ------------
ASSETS
Current Assets
Cash and cash equivalents                                $      2,317    $    177,256

Account receivables & notes receivable                        198,606         155,840

Sales taxes receivable                                         37,045          81,244

Inventory                                                     186,584          25,698

R&D tax credit receivable                                     445,598         952,704

Prepaid expenses and deposits                                 563,035         413,766
                                                         ------------    ------------
                                                            1,433,185       1,806,508

Property and equipment, at cost, net of
  accumulated depreciation of $98,574                       2,271,658       2,282,295

Other assets

  License                                                           -               -

  Prepaids                                                          -         183,920

  Deferred financing fees                                      21,123         125,281
                                                         ------------    ------------

                                                               21,123         309,201
                                                         ------------    ------------
                                                            3,725,966       4,398,004
                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Notes payable                                               234,420         409,939
  Accrued liabilities                                       1,675,101       1,825,913

  Current portion of long-term debt                           100,880         131,532
                                                         ------------    ------------
                                                            2,010,401       2,367,384

Other liabilities

  Long term deposits                                          143,500         143,500
  Long-term debt (net of current portion)                     534,592         525,118
  Convertible subordinated debentures
    long-term portion                                         468,600         766,600

  Loan from investor                                          205,680         149,406
                                                         ------------    ------------
                                                            1,352,372       1,584,624

                                                         ------------    ------------
                                                            3,362,773       3,952,008
                                                         ------------    ------------
Stockholders' equity
  Common stock, $.001 par value, authorized
   120,000,000 shares, issued and outstanding
   143,926,199 shares                                         143,926          97,360
  Class A stock; .001 par value, authorized 5,000,000
   shares; issued and outstanding, 0 shares
  Additional paid-in capital                               17,959,218      15,155,355
Deficit accumulated during the development stage          (17,920,577)    (14,961,362)

Unrealized gain on foreign exchange                           180,626         154,643
                                                         ------------    ------------

                                                              363,193         445,996

                                                            3,725,966       4,398,004
                                                         ============    ============

                                                                The Tirex Corporation
                                                             A Development Stage Company

                                                        Consolidated Statement of Operations
                                                                   (unaudited)
                                       --------------------------------   -------------------------------------------------
                                        Three months      Nine months      Three months     Nine months
                                          ending            ending           ending           ending
                                       March 31, 2000    March 31, 2000   March 31, 1999   March 31, 1999  Cumulative from
                                       --------------    --------------   --------------   --------------    March 26, 1993
                                                                                                             to March 31,
                                            2000             2000             1999              1999             2000
                                        -------------    -------------    -------------    -------------    -------------
Revenues                                $           0    $           0    $           0    $     300,000    $   1,325,573
Cost of Sales                           $           0    $           0    $           0    $     130,676    $   1,015,830
                                        -------------    -------------    -------------    -------------    -------------
Gross profit                            $           0    $           0    $           0    $     169,324    $     309,743
                                        -------------    -------------    -------------    -------------    -------------

Operations
  General and administrative                1,519,541        2,556,147          590,150        2,484,964        8,741,819
  Depreciation and amortization                13,102           39,307          190,719          508,006          110,557
  Research and development                    (87,224)         338,133                0           13,590        8,061,301
                                        -------------    -------------    -------------    -------------    -------------

Total Expense                               1,445,419        2,933,587          780,869        3,006,560       16,913,677
                                        -------------    -------------    -------------    -------------    -------------

Loss before other income and expenses      (1,445,419)      (2,933,587)        (780,869)      (2,837,236)     (16,603,934)
                                        -------------    -------------    -------------    -------------    -------------

Other income (expenses)
  Interest expense                            (28,028)         (71,172)         (24,835)         (78,932)        (255,101)
  Interest income                                   0                0                0                0           17,962
  Income from stock options                         0                0                0                0           10,855
  Loss on disposal of equipment                     0                0                0                0           (2,240)
  Loss on foreign exchange                    (23,985)          45,544          103,777          (17,895)         (30,763)
                                        -------------    -------------    -------------    -------------    -------------
                                              (52,013)         (25,628)          78,942          (96,827)        (259,287)
                                        -------------    -------------    -------------    -------------    -------------

Net Loss                                   (1,497,432)      (2,959,215)        (701,927)      (2,934,063)     (16,863,221)
                                        =============    =============    =============    =============    =============

Net loss per common share                       (0.01)           (0.02)           (0.01)           (0.03)           (0.78)
                                        =============    =============    =============    =============    =============

Weighted average shares of common
stock outstanding                         120,654,193      120,654,193       77,098,084       77,098,084       21,529,375
                                        -------------    -------------    -------------    -------------    -------------

                              The Tirex Corporation
                           A Development Stage Company

                       Consolidated statement of cash flow  (UNAUDITED)

                                 As of March 31,
                                                        Nine  months ended
                                                            March 31,
                                                    --------------------------
                                                        2000           1999
                                                    -----------    -----------
Operating activities
Net loss                                            $ 2,959,205    $ 2,934,063
                                                    -----------    -----------

Adjustments to reconcile net loss to
  net cash used in operating activities:

Depreciation and amortization                           362,915        508,006
Proceeds from grants                                    252,262        698,438
Stock issued in exchange for services                 1,764,588      1,115,125
Stock issued in conversion and pmts                     838,178      1,348,502
Unrealized gain on foreign exchange                      25,983         98,484
Change in assets & Liabilities
       increase in  Notes receivable                    (42,766)      (297,149)
       decrease in  Sales tax receivables                44,199         93,074
       increase in  Tax credit receivable              (507,106)      (216,081)
       increase in  Prepaid & inventory                 252,934         86,595
       increase in  Accrued expenses                    150,812        365,560
       increase in  Loan payable                              0         64,685
       increase in  Deposit payable                           0         19,000
       increase in  Accounts receivables                      0              0
       increase in  Loan  director                       56,274         93,516
                                                    -----------    -----------

       Total Adjustments                              3,198,273      3,977,755

       Net cash operating Activities                    239,068      1,043,692
                                                    -----------    -----------

Investing Activities
       Property & equipment                                         (1,006,018)
       license                                                0        (37,105)
                                                    -----------    -----------
       Net cash investing activities                          0     (1,043,123)

Financing activities
       Proceeds from notes payables                    (175,519)        71,070
       Repayment of notes payables                            0       (478,996)
       Proceeds from loan payable                             0         48,131
       Repayment of long term debt                     (319,178)       (89,745)
       Proceeds from issuance stocks & debentures        80,690         50,000
                                                    -----------    -----------
       Net cash financing activities                   (414,007)      (399,540)

                                                    -----------    -----------
       Net Decrease in cash                            (174,939)      (398,971)

       Cash beginning of period                         177,256        398,971

                                                    -----------    -----------
       Cash end of period                                 2,317              0
                                                    ===========    ===========

                     The Tirex Corporation and Subsidiaries
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Note 1 - SUMMARY OF ACCOUNTING POLICIES
          CHANGE OF NAME

           In June 1998 the Company changed its name from Tirex America, Inc. to The Tirex Corporation and Subsidiaries.

          NATURE OF BUSINESS

           The Tirex Corporation and Subsidiaries (the "Company") was incorporated under the laws of the State of Delaware on August 19, 1987. The Company originally planned to provide comprehensive health care services to persons with Acquired Immune Deficiency Syndrome, however due to its inability to raise sufficient capital it was unable to implement its business plan. The Company had been inactive since it ceased operations in November 1990. Since the beginning of 1993, the Company has pursued a business plan relating to completing the design and development, and commencing the manufacture, of the TCS-1 Cryogenic Tire Recycling Plant and securing the financing required for such project.

          DEVELOPMENTAL STAGE

           As at March 31, 2000 the Company is still in the development stage. The operations to date have consisted mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

          BASIS OF CONSOLIDATION

           The consolidated financial statements include the consolidated accounts of The Tirex Corporation and its subsidiaries and Tirex Canada R&D, Inc.. Tirex Canada R&D, Inc. is held 49% by the Company and 51% by the shareholders of the Company. The shares owned by the shareholders are held in escrow by the Company's transfer agent and are restricted from transfer. All inter-company transactions and accounts have been eliminated in consolidation.

          CASH AND CASH EQUIVALENTS

           For purposes of the statement of cash flows all certificates of deposits with maturities of 90 days or less, were deemed to be cash equivalents.

          ACCOUNTS RECEIVABLE

           In view of the litigation between the Company and IM2 Merchandising and Manufacturing Inc., the entire balance due from that company has been put into an allowance for doubtful accounts. As of the nine month period ended March 31, 2000, there were no other trade receivables.

          INVENTORY

           The Company values inventory at the lower cost (first-in, first-out method) or market.

          PROPERTY AND EQUIPMENT

           Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over an estimated useful life of five years.

           Repairs and maintenance costs are recorded as expenses when incurred, while additions and improvements are capitalized. The cost and related accumulated depreciation of assets sold or retired are eliminated from the accounts and any gain or losses realized are reflected in earnings.

                     The Tirex Corporation and Subsidiaries
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Note 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
          ESTIMATES

           Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

           Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and warrants outstanding during the period. For the years ended June 30, 1999 and 1998, and for the nine-month period ended March 31, 2000, primary loss per share was the same as basic loss per share and fully diluted loss per share was the same as diluted loss per share. A net loss was reported in 1998, and accordingly, in that year the denominator was equal to the weighted average outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company's common stock, because to do so would have been anti-dilutive. Stock options for the purchase of 13,212,673 and 9,212,673 shares at June 30, 1999 and 1998, respectively, and warrants for the purchase of 1,000,000 and 2,000,000 shares at June 30, 1999 and 1998 respectively, were not included in loss per share calculations, because to do so would have been anti-dilutive.

                     The Tirex Corporation and Subsidiaries
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
         FAIR VALUE OF FINANCIAL INSTRUMENTS

           The carrying amount of the Company's financial instruments, which principally include cash, note receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

           The fair value of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At March 31, 2000 and June 30, 1999 respectively, the carrying value of all financial instruments was not materially different from fair value.

          INCOME TAXES

           The Company has net operating loss carry-overs of approximately $17.9 million as of March 31, 2000, expiring in the years 2004 through 2011. However, based upon current Internal Revenue regulations governing the utilization of net operating loss carry-overs where the corporation has issued substantial additional stock, a substantial portion of this loss carryover may not be available to the Company.

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

           The Company has research and development investment tax credits receivable from the governments of Canada and Quebec amounting to $445,598 at March 31, 2000.

          FOREIGN EXCHANGE

           Assets and liabilities of the Company which are denominated in foreign currencies are translated at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average rates throughout the year.

          REVENUE RECOGNITION

           With respect to sales of TCS-1 Systems, revenue is recognized when the product is shipped, installed and accepted by the customer. With respect to other sales, such as rubber crumb, revenue is recognized when the product is shipped.

Note 2 - GOING CONCERN

           As shown in the accompanying financial statements, the Company incurred a net loss of $4,910,000 during the year ended June 30, 1999, and incurred an additional loss of $2,959,205 for the nine-month period ended March 31, 2000. . As at March 31, 2000 the Company, which in management's estimation remains in the development stage, was in the process of finalizing the construction of a production quality machine for the cryogenic disintegration of used tires. As of April 30, 2000, the Company had tested the first production model under operating conditions. Additional development and testing will be done with respect to the magnetic separation of steel and screening of fiber during the fourth quarter of Fiscal 2000. As of March 31, 2000 no firm delivery dates have been negotiated for delivery of TCS-1 Systems.

                     The Tirex Corporation and Subsidiaries
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Note 3 - FINANCING COSTS

           During the year ended June 30, 1998 the Company incurred expenses of $158,255 in connection with debt financing. These costs have been capitalized in other assets and are being amortized over the terms of the financing. Amortization of financing costs for the year ended June 30, 1999 was $32,964, and for the nine-month period ended March 31, 2000 amortization of deferred financing costs was $104,158.

Note 4 - PROPERTY AND EQUIPMENT
         FINANCING COSTS

           As of March 31, 2000 plant and equipment consisted of the following:

               Furniture, fixtures and equipment                  $    189,825
                        Leasehold improvements                         180,657
                        Construction in progress - equipment         2,000,000
                                                                  ------------
                                                                  $  2,370,482
               Less accumulated depreciation and amortization           98,824
                                                                  ------------
                                                                  $  2,271,658
                                                                  ============

           For the three and nine month periods ended March 31, 2000, depreciation and amortization charged against furniture, fixtures and equipment, Leasehold Improvements and Construction in Progress was $5,581 and $30,723 respectively. Other amortization of prepaid expenses and deferred financing costs for the three and nine-month periods ending March 31, 2000 amounted to $45,034 and $312,050 respectively.

Note 5 - NOTES PAYABLE

           As of June 30, 1999, the Company had available a $510,000 line of credit with Scotia Bank which bears interest at the Canadian prime rate plus 1.25% to finance 75% of its research and development investment tax credits incurred for the fiscal year ended June 30, 1999. At June 30, 1999, $408,302 was outstanding against this line of credit. As of March 31, 2000, the outstanding balance was Cdn$175,000 (approximately US$119,000). The line of credit is collateralized by the personal guarantees of certain officers, certain equipment of Tirex Canada and is further guaranteed by The Tirex Corporation and Subsidiaries. The line of credit is guaranteed at a rate of 80% by the Garantie-Quebec (Guarantee-Quebec), a subsidiary of a Quebec Government-owned corporation, Investissements-Quebec
           (Investments-Quebec) and is repayable from the research and developmental investment tax credits received. The Canadian prime rate of interest at June 30, 1999 was 6 1/4%, and as of March 31, 2000 it was 7%.

           Under the terms of the line of credit, the Company is required to maintain a current debt ratio of 1:1 by June 30, 1999 and 1.2:1 by June 30, 2000, a tangible net worth of $750,000, and the furnishing of periodic financial statements. In the nine-month period ended March 31, 2000, the company had not complied with certain covenants of the line of credit agreement. As of March 31, 2000 Scotia Bank had not exercised its rights under the default provisions of the line of credit, although going forward there can be no assurance that the Scotia Bank will continue to forego its rights under the line of credit agreement if the Company remains in non-compliance with the covenants thereunder.

                     The Tirex Corporation and Subsidiaries
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Note 6 - LONG-TERM DEBT
                                                                                   1999
                                                                               -----------
           Federal Office of Regional Development (Ford-Q) Loan
           payable under the Industrial Recovery Program amounting
           to 20% of certain eligible costs incurred (maximum loan
           Cdn$500,000 or approximately US$340,000) repayable in
           annual installments over a forty-eight month period following completion of the project, unsecured and non-interest bearing.
           (If the Company defaults the loans become interest bearing).        $   309,595

           Loans payable under the Program for the Development of Quebec SME's based on 50% of approved eligible costs for the preparation of market development studies in certain regions.
           Loans are unsecured and non-interest bearing. (If the Company defaults the loans become interest bearing).

           Loan payable over five years commencing
           June 2000 due June 2004                                                  65,359

           Loan payable over five years, commencing
           June 2001, due 2005                                                      67,423

           Loan payable in amounts equal to 1% of annual
           sales in Spain through June 30, 2007                                     13,610

           Loan payable in amounts equal to 11/2% of annual
           sales in Spain and Portugal through June 30, 2004                        65,359
                                                                               -----------
                                                                                   521,346
           Less:  current portion                                                  100,880
                                                                               $   420,466
                                                                               ===========
           Minimum principal repayments of each of the next five years as follows:

           1999                                                                $   106,385
           2000                                                                    114,697
           2001                                                                    157,033
           2002                                                                     29,243
           2003                                                                     37,555
              Thereafter                                                            98,082
                                                                               -----------
                                                                               $   542,995
                                                                               ===========

                     The Tirex Corporation and Subsidiaries
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Note 7 -  CAPITALIZED LEASE OBLIGATIONS

           The Company leases certain equipment under agreements classified as capital leases. The net amortized value as of March 31, 2000 was $21,478.

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
                                                                     ===========

                     The Tirex Corporation and Subsidiaries
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements


Note 8 -  CONVERTIBLE SUBORDINATED DEBENTURES

           Convertible subordinated debentures consist of the following:

                                                  Type A                              Type B
                                     ---------------------------------     ------------------------------
             Balance Mar 31, 2000    $0                                    $75,000
             Interest rate           10%                                   10%
             Maturity                All of the Type A debentures have     Earlier of (i) two years from
                                     been converted to common equity.      the issue date or (ii) the
                                                                           completion of a public
                                                                           offering of its securities by
                                                                           the Maker.  These debentures
                                                                           are subordinated to all
                                                                           current and future bank debt.
             Redemption rights       All of the Type A debentures have     If not converted the holder
                                     been converted to common equity.      may require the Company to
                                                                           redeem at any time after
                                                                           maturity for the principal
                                                                           amount plus interest
             Conversion ratio        61.5% of the average closing bid      $0.20 per share.  During the
                                     price of the common stock as          year ended June 30, 1999,
                                     reported by NASDAQ during the         $155,000 of convertible
                                     five-day period preceding the         debentures were converted to
                                     Company's receipt of a notice of      common stock.
                                     conversion by a debenture holder.
                                     During the year ended June 30,
                                     1999, debentures totaling $113,400
                                     were converted to common stock.
                                     The balance was converted
                                     subsequent to June 30, 1999.
             Warrants                As part of the debenture package,
                                     the Company issued 2,000,000
                                     warrants to purchase a like number
                                     of shares of common stock at $.001
                                     per share.  During the year ended
                                     June 30, 1999, 1,000,000 warrants
                                     were exercised.  Up to March 31,
                                     2000, the remaining 1,000,000
                                     warrants had not been exercised.

                     The Tirex Corporation and Subsidiaries
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements


Note 9 -  RELATED PARTY TRANSACTIONS

           Included in accrued salaries at March 31, 2000 is $45,334 of salary to officers and employees which the Company will issue common stock for. Various loans due to the officers totaling $149,406 will be paid in stock during the year ended June 30, 2000.

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

           As of March 31, 2000 the Company had a note receivable for $30,000 from a Company in which a director has a financial interest. The note bears interest at prime plus 2% and is due on demand.

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

Note 11 - COMMON STOCK

           During the nine-month period ended March 31, 2000, the Company issued common shares to officers, employees and corporate counsel in exchange for services rendered in the amount of $1,764,588. The dollar amounts assigned to such transactions have been recorded at the fair value of the services received, because the fair value of the services received was more evident than the fair value of the stock surrendered.

                     The Tirex Corporation and Subsidiaries
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Note 12 - STOCK OPTION
          COMPENSATORY COMMON STOCK OPTIONS

                                                                  Compensation Cost
                                                          -------------------------------------
                                                                             For the Year Ended
                                                          Number of Shares     June 30, 1999
                                                          ----------------   ------------------
              Balance at July 1, 1998                          9,212,673                 -

              Stock options granted during the year
              ended June 30, 1999                              4,000,000           381,600

              Stock options exercised during the year
              ended June 30, 1999                                      -                 -
                                                              ----------         ---------
              Balance at June 30, 1999                        13,212,673         $ 381,600

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

           The Company entered into an additional agreement with the former shareholders of RPM for a consulting agreement for a period of 5 years expiring in June 2002. In exchange for this consulting agreement, 3,000,000 shares of common stock were issued valued at $240,000. Other than the consulting agreement and the issuance of the debentures, RPM was inactive.

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

                    June 30,                        Amount
                    --------                      ----------
                      2000                         $ 176,900
                      2001                           204,100
                      2002                           204,100
                      2003                           170,100
                                                   ---------
                                                   $ 755,200
                                                   =========

           Rental expense for the year ended June 30, 1999 and 1998 amounted to $111,930 and $55,532, respectively. One of these leases contains a second ranking moveable hypothec in the amount of $300,000 on the universality of the corporation's moveable property.

Note 16 - RESTATED FINANCIAL STATEMENTS

           The financial statements for June 30, 1999 and for the cumulative period from March 26, 1993 to March 31, 2000 have been restated to break out other comprehensive income.

Note 17 - CONTINGENCY

           The Company is involved with a lawsuit with a prior consultant. The complaint alleges that the Company breached its consulting agreement by failing to pay compensation due there under and sought damages in the amount of $221,202 including interest and legal costs. The Company has filed a counter claim for fraud, breach of contact and unjust enrichment on the part of the consultant. The Company seeks relief consisting of compensatory damages in the amount of $28,800 and cancellation of the stock certificate issued to the plaintiff for 263,529 shares; a declaratory judgment that the consulting agreement is of no force and effect; punitive damages; and interest and legal costs. The Company's position is that this case is completely without merit.

Note 18 - ACCUMULATED OTHER COMPREHENSIVE INCOME

           The deficit accumulated during the development stage included other accumulated comprehensive income totaling $76,307.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the three and nine month periods ended March 31, 2000. This discussion also includes events which occurred subsequent to the end of the period and contains both historical and forward- looking statements. When used in this discussion, the words "expect(s)", "feel(s)","believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

         The Company remains in the very early stages of the business of manufacturing its patented cryogenic scrap tire recycling equipment (the "TCS-1 Plant"). Management presently estimates that commencement of full-scale commercial manufacture of TCS-1 Plants operations will occur in the near future.

         Since the beginning of 1993, the Company has devoted the bulk of its efforts to completing the design and development, and commencing the manufacture of, the TCS-1 Plant and securing the financing required for such project. In December 1998, the Company began successfully operating the first fully integrated TCS-1 Plant on a continuous-running basis for scheduled periods of up to four hours, at 50% of capacity with one of its two freezing towers and fracturing mills. In the fourth quarter of fiscal 1999 the Company started the construction of the second freezing tower and the second disintegrator unit. Starting late in the fourth quarter of calendar 1999 and continuing into the first quarter of calendar 2000, the Company commenced testing the system. On March 2, 2000, the Company announced that its test of the new system was successful. The Company successfully added features to enhance the proportions of fine crumb produced which was announced on April 18, 2000. Although the Company is of the opinion that the rubber crumb now being produced by the TCS-1 Plant is the cleanest (absence of steel and fiber) available in the marketplace, additional research is being done on the magnetic and fiber separation systems to further enhance performance. The Company will also soon experiment with temperatures slightly colder in the freezing tower, with a view to further enhancing components separation in the fracturing mill. The Company believes that its ongoing and future research and development will keep it at the forefront of technology in this industry.

         The Company views the primary function of the TCS-1 Plant installed on St-Patrick Street in Montreal as being a combination of a system demonstration and a research and development platform. On December 9, 1999, the Company negotiated and signed a Memorandum of Understanding with Shandong Hongli Group Company, Ltd. ("Hongli") from the city of Dezhou in Shandong Province in The Peoples' Republic of China respecting the sale of the principal components of a TCS-1 Plant. This sale is expected to be consummated during the fiscal year 2000. The Memorandum of Understanding signed with the Hongli Group provided that the Company and Hongli will work toward the completion of a licensing agreement under which Hongli would acquire the exclusive right to manufacture and distribute the TCS-1 Plant in the Peoples' Republic of China. The Company anticipates that this licensing agreement will include a performance clause which would permit the Company to withdraw any element of exclusivity in the event that sales targets are not met.

         During the quarter ended March 31, 2000, and in conformity with the intent of the Sanzaro licensing agreement, announced in the second quarter of Fiscal 2000, under which Mr. Sanzaro acquired manufacturing and distribution rights respecting the TCS-1 Plant for the US market, the Company transferred all US-based contracts included in the backlog to Mr. Sanzaro. This transfer eliminates most of the Company's reported backlog in orders. In doing so, future gross revenues will be reduced. The net income originally anticipated from manufacturing and selling machines, will be replaced by royalties from Mr. Sanzaro in accordance with the terms of the Sanzaro licensing agreement. Management considers that this transfer reduces the risk inherent to a manufacturing operation and also provides the Company with additional capacity to accept and fill orders from non-US customers.


LIQUIDITY AND CAPITAL RESOURCES

         The activities of the Company since its formation in 1987 and the inception of its current business in 1993 have been financed by sources other than operations. During the nine-month period which ended March 31, 2000, directors, officers, employees and consultants made direct cash investments into the Company for an amount of $80,690.

         During the fiscal years ended June 30, 1998 and June 30, 1999 and the interim nine-month period ended March 31, 2000, the Company received additional funding from Quebec and Canadian government grants, loans, loan guarantees and refundable tax credits for purposes of completing the development of the TCS-1 Plant and for the international marketing of such plants. During the last three fiscal years, virtually all of the activities connected with the development and construction of the First Production Model of the TCS-1 Plant have qualified as expenses eligible for refundable tax credits.

         As a further measure to stimulate research and development, the Quebec Government, through "Garantie-Quebec" ("GQ"), has continued a loan guarantee program, which provides G-Q's guarantee of repayment of 75% of the amount of bank loans made to companies in anticipation of such companies receiving refundable tax credits. Borrowings drawn down by the Company under a ScotiaBank Tax Credit Loan bear interest, from the date the funds are drawn down until the outstanding principal and all accrued and unpaid interest thereon are repaid, at an annual rate equal to the ScotiaBank Prime Rate (which, for reasons of inter-bank competition, is usually equivalent to Canadian Prime Rate) plus 1.25%. Interest on the outstanding balance of the ScotiaBank Tax Credit Loan is due and payable monthly. During the nine month period ended March 31, 2000, the Company has borrowed Cdn $150,000 against estimated tax credits, received Cdn $1,056,948 in tax credits (excluding Cdn$112,586, approximately US$76,000, received in January 2000 respecting an appeal of the actual tax credit granted by Revenue Canada for the fiscal year ended June 30, 1998) and has a cumulative outstanding loan balance of Cdn $175,000 (approximately US$119,000) due ScotiaBank; as compared to Cdn $108, 770against estimated tax credits, Cdn $1, 363, 568 received for the nine month period ended March 31, 1999. Tax credits received by the Company during fiscal 1999, are attributable to research and development expenditures made by the Company during the fiscal year ended June 30, 1997 and 1998, whereas amounts received in the current fiscal year (Fiscal
2000) are in respect of tax credits for the fiscal year which ended June 30, 1999.

         During the nine month interim period ended March 31, 2000, the Company also received additional financial assistance by way of loans and grants from Quebec governmental agencies, for the design and development of the TCS-1 Plant and for export market development.

         As at March 31, 2000, the Company had total assets of $3,725,966 as compared to $4,177,977 at March 31, 1999 reflecting a decrease of $579,078, and a decrease of $672,038 versus total assets as of the last fiscal year-end, June 30, 1999, which total amounted to $4,398,004. Management attributes the decrease from June 30, 1999 to March 31, 2000 primarily to the following factors: (i) a decrease of $507,106 in Tax Credits Receivable from the balance as of June 30, 1999 in the amount of $952,704 to the March 31, 2000 balance of $445,598. While counter-balanced by increases in estimated tax credit receivables based on research and development actually undertaken in the first nine months of Fiscal 2000, the receipt from the governments of Quebec and of Canada of approximately US$770,000 was the single most cause of this decrease, and (ii) a reduction of cash and cash equivalents from the balance as of June 30, 1999 in the amount of $177,256 to $2,317 as of March 31, 2000, a decrease of $174,939. The reduction in total assets of $291,711 from March 31, 1999 to March 31, 2000 is primarily attributable to the elimination of prepaid expenses for an amount of $144,000, a reduction in tax credit receivables in the amount of $194,139 and a reduction in the balance of accounts and notes receivable in the amount of $324,512. These reductions were offset by an increase in the balance of Property, Plant and Equipment in the amount of $308,352 which, as of March 31, 2000 showed a balance of $2,271,658. Fiscal year-end total assets at June 30, 1999 had reflected a previous increase of $583,356 over $3,814,648 at June 30, 1998. Management attributes the increase in total assets at June 30, 1999 versus June 30, 1998 principally to (i) an increase of $1,305,007 in Property, Plant and Equipment from $977,288 as of June 30, 1998 to $2,282,295 as of June 30, 1999, and (ii) an
increase of $96,886 in Research and development tax credits receivable from $855,818 as of June 30, 1998 to $952,704 as of June 30, 1999. These increases were partially offset by (i) decreases in cash and cash equivalents which went from $398,971 as of June 30, 1998 to $177,256 as of June 30, 1999, a decease of $221,715, (ii) a decrease of $204,500 in current prepaid expenses and deposits from $618,226 as of June 30, 1998 to $413,766 as of June 30, 1999, resulting from amortization of such prepaid expenses, and similarly in long-term prepaid expenses and deposits which decreased by $261,757 from $445,677 as of June 30, 1998 to $183,920 as of June 30, 1999.

         As of March 31, 2000, the Company had total liabilities of $3,362,773 as compared to $3,137,007 at March 31, 1999, reflecting an increase in liabilities of $225,766. Total liabilities as of the end of June 30, 1999 (Fiscal 1999) were $3,952,008 which is actually $815,001 higher than the March 31, 2000 balance. The June 30, 1999 had reflected a previous increase of $591,420 over $3,360,588 in total liabilities at June 30, 1998. The difference in total liabilities from December 31, 1999 to March 31, 2000, amounted to a reduction of $350,985, the March 31, 2000 balance being $3,362, 773 versus the December 31, 1999 balance of $3,713,758. The vast majority of this decrease is attributable to the decrease in loans from directors, officers and investors which were converted into share capital. As of December 31, 1999, the balance of such debt was $1,116,968 whereas the balance as of March 31, 2000 was $205,680, reflecting a decrease of $911,288 which was added to Shareholders' Equity. This was compensated by an increase in accounts payable and accruals in the amount of $546,681.

         Reflecting the foregoing, the financial statements indicate that at March 31, 2000, the Company had a working capital deficit (current assets minus current liabilities) of $566,613 and at March 31, 1999, the Company had a working capital surplus of $310,468. The primary cause of this net decrease in net working capital was (i) a decrease in prepaid expenditures in the amount of $144,000; (ii) a decrease in deferred financing fees in the amount of $96,308;
(iii) a decrease in R&D tax credits receivable in the amount of $194,139 and
(iv) a decrease in accounts and notes receivable in the amount of $324,512.

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

         The Company believes it will be able to cover the balance of the capital investments and expenditures which it will be required to make in connection with: (i) modifications which were and will be made to the TCS-1 Plant; (ii) commencement of full scale, commercial manufacture of TCS-1 Plants; and (iii) meeting its overhead on a level sufficient to sustain the Company for at least the next twelve months, from a combination of some or all of the following sources: (i) proceeds either of the private placements or from the exercise of certain outstanding options; (ii) expected cash flow from royalties under the Sanzaro Licensing Agreement; (iii) down payments and progress payments from TCS-1 contracts outside of the USA; (iv) Canadian and Quebec government and governmental agency grants, loans, and refundable tax credits; (v) conventional asset based debt financing against receivables and inventory; (vi) refunds of all of the 15% sales taxes paid by the Company on all goods and services purchased in connection with the Company's manufacturing activities, which the Company, as a manufacturer and exporter of goods is entitled to (vii) subcontractor financing; (viii) vendor financed equipment purchases and/or (ix) a research and development tax credit facility from either ScotiaBank or another Canadian bank. The Company is presently actively pursuing all of the foregoing avenues of financing. In addition, management believes that the Company will be able to obtain sufficient production financing to cover the costs of constructing subsequent TCS-1 Plants, using the constituent components of the Plant to be financed, as collateral for debt financing to cover its construction costs.

         Whether the funds, which the Company obtains, from any of the above proposed sources, will be sufficient to enable the Company to reach a profitable operating stage, will be entirely dependent upon: (i) the amount of such financing which the Company is actually able to raise; and (ii) the as yet unproven ability of the TCS-1 Plant to operate continuously on a long-term commercial basis in accordance with its anticipated performance specifications.

         Any failure or delay in the Company's receipt of the required financing would be directly reflected in a commensurate delay or failure in the commencement of full scale manufacturing of TCS-1 Plants. The requirement of additional funds to correct unanticipated flaws or defects in the design or construction of the First Production Model which may become apparent when it is subjected to continuous operation on a long term, commercial basis will also result in a delay in full scale manufacturing and marketing of the TCS-1 Plants. Moreover, given the early stage of development of the Company, it is impossible at this time to estimate with any certainty the amount of income to be derived from operations, if any, during the next twelve months.

         In the event the Company is unsuccessful in raising the capital required for its operations from currently anticipated sources, there can be no assurance that the Company will be able to obtain outside financing on a debt or equity basis on terms favorable to it, if at all. In the event that there is a failure in any of the finance-related contingencies described above, the funds available to the Company may not be sufficient to cover the costs of its operations, capital expenditures and anticipated growth during the next twelve months. In such case, it would be necessary for the Company to raise additional equity capital. At this time, the Company is not able to give any assurances that, in such event, it will be successful in locating an underwriter or that its efforts will ultimately result in a public offering. If the proceeds from the above described potential sources of funding should be insufficient for the Company's requirements and it is not able to effect a public offering of its securities within the next twelve months, or find other sources of outside funding, the Company's financial position and its prospects for beginning and developing profitable business operations could be materially adversely affected.

RESULTS OF OPERATIONS

         The Company is presently in the very early stages of the business of manufacturing and selling TCS-1 Plants. The Company intends to begin manufacturing TCS-1 Plants on commercial basis in the calendar year 2000. The Company had $390,848 of gross sales during Fiscal 1999, but, with the halting of operations in the rubber mat molding, the Company has not generated any gross sales during the first nine months of Fiscal 2000. Unless and until the Company successfully develops and commences TCS-1 Plant manufacturing and sales operations on a full-scale commercial level, it will continue to generate no or only limited revenues from operations. Except for the foregoing, the Company has never engaged in any significant business activities.

         The financial statements which are included in this Report reflect total general and administrative expenses of $1,482,028 for the three-month period ended March 31, 2000 versus $590,150 for the analogous three-month period ended March 31, 1999, reflecting an increase of $891,878. The most important reason for this increase relates to one-time charges recorded in the three-month period ended March 31, 2000. Included in this category are bonuses to Mr. Threshie for agreeing to become the president and a director of the Company ($80,000 paid in shares), settlements with respect to former directors and employees for past unpaid salary and termination indemnification ($154,417 paid in shares), settlements with third party consultants for financial consulting and tax credit expertise ($542,045 paid in shares), settlement of an office leasing contract respecting space in New York where the Company had previously intended to establish a marketing office ($38,000 paid in shares) and settlements of claims submitted by previous government relations consultants and by suppliers of goods and services ($127,876 paid in shares) to avoid late payment charges and possible legal actions. For the nine-month periods ending March 31, 2000 and March 31, 1999, General and Administrative expenses were $2,252,671 and $2,484,964 respectively.

         Management believes that the amounts accrued with respect to the shares issued to compensate the executive officers, corporate counsel, pay debts or settle disputes reflect the fair value of the services rendered or benefit received by the Company. Management placed a value on the shares based on the fair market value of free trading shares of the Company's common stock at the time of issuance taking into consideration certain risks including but not limited to the following factors: (i) the minimal or absence of a market value for any substantial block of common stock; (ii) the very high intrinsic risks associated with early development stage businesses, such as the Company's; (iii) the Company's lack of sufficient funds, as at such issuance dates, to implement its business plan and the absence of any commitments, at such times, from potential investors to provide such funds; (iv) the restrictions on transfer arising out of the absence of registration of such shares; and (v) the uncertainty respecting the Company's ability to continue as a going concern.

         From inception (July 15, 1987) through March 31, 2000, the Company has incurred a cumulative net loss of $17,920,577. Approximately $1,057,356 of such cumulative net loss was incurred, prior to the inception of the Company's present business plan, in connection with the Company's discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced its proposed health care operations and therefore, generated no revenues there from.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         On March 19, 2000, IM2 filed a complaint against the Company and former president, Terence Byrne, alleging fraud, a charge vigorously denied by The Tirex Corporation and which will be responded to by both the Company and Mr. Byrne via countersuits. The Company is confident that the IM2 suit will either be dismissed or defeated.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three-month period ended March 31, 2000, the Company issued a total of 24,390,271 shares, of which approximately 14,972,502 were issued with restrictive legend. The remaining shares were issued pursuant to the filing of a Registration Statement on Form S-8 and thus bore no restrictive legends as set forth below:


NUMBER OF                                                       WITH RESTRICTIVE   WITHOUT RESTRICTIVE
PERSONS           REASON FOR ISSUANCE                                LEGEND             LEGEND
8                 In lieu of salaries and consulting fees          3,439,731            2,257,486
5                 In lieu of independent consultant fees             658,000            3,900,000
6                 For goods and services received                  3,041,106              530,281
7                 Debenture conversions                              507,000
1                 Deposits for future services                                            500,000
4                 In lieu of loan repayments                       5,784,667
3                 Bonuses and termination indemnifications           920,000            1,430,000
4                 To avoid penalties and legal actions               622,000              800,000

38                TOTAL                                           14,972,504            9,417,767

         Subsequent to March 31, 2000, following the period covered by this Report, the Company issued a total of 5,441,759 shares as follows:

--------------------------------------------------------------------------------------------------------------------
NUMBER OF                                                                 WITH RESTRICTIVE       WITHOUT RESTRICTIVE
PERSONS           REASON FOR ISSUANCE                                          LEGEND                  LEGEND
--------------------------------------------------------------------------------------------------------------------
8                 In lieu of salaries and consulting fees                          762,635                1,752,932
--------------------------------------------------------------------------------------------------------------------
5                 Cash investment                                                   21,000                3,900,000
--------------------------------------------------------------------------------------------------------------------
6                 For goods and services received                                  172,171
--------------------------------------------------------------------------------------------------------------------
7                 Debenture conversions                                          1,980,361
--------------------------------------------------------------------------------------------------------------------
4                 In lieu of loan repayments                                       752,660
--------------------------------------------------------------------------------------------------------------------
38                TOTAL                                                          3,688,827                1,752,932
--------------------------------------------------------------------------------------------------------------------

The total number of shares issued and outstanding as of May 15, 2000 is 149,370,958

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         During the period January 7, 1998 through May 11, 1998, the Company issued an aggregate of $535,000 of convertible, subordinated debentures bearing interest at the rate of 10% which are due two (2) years from their respective dates of issuance. Interest thereon was due and payable semi-annually commencing six months from the issuance date of such debentures. As of May 15, 2000, the Company was in arrears on interest payments accrued on outstanding debentures having a principal amount of US$75,000, since their issuances. On debentures converted since December 1999, interest was capitalized and thence converted into equity.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In January 2000, following acceptance in December 1999 by more than 50% of the shareholders, and in accordance with the Delaware General Corporation Law, the Company's charter was amended to increase the authorized number of shares for issuance to 165,000,000, par value $0.001.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K dated February 9, 2000 filed with the Commission on February 9, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                THE TIREX CORPORATION


Date: June 5, 2000              By /s/ JOHN L. THRESHIE,JR.
                                  -----------------------------------------
                                       John L. Threshie, Jr. President


Date: June 5, 2000              By /s/ MICHAEL ASH
                                  -----------------------------------------
                                       Michael Ash, Treasurer and
                                       Chief Accounting and Financial Officer