Form 10KSB
period 2000-06-30
TIREX CORP
filed 2000-10-20
CIK 823072

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the fiscal year ended June 30, 2000

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from ________ to ________


                       COMMISSION FILE NUMBER 33-17598-NY

                              The Tirex Corporation
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                 Delaware                                22-3282985
      -------------------------------               -------------------
      (State or Other Jurisdiction of                (I.R.S. Employer
      Incorporation or Organization)                Identification No.)

           3828 St. Patrick
           Montreal, Quebec                               H4E 1A4
----------------------------------------                ----------
(Address of Principal Executive Offices)                (Zip Code)

                                 (514) 933-2518
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

                                       $0
               (Issuer's revenues for its most recent fiscal year)

                      $31,871,485 (as of October 19, 2000)
               (Aggregate market value of the voting stock held by
                         non-affiliates of the Issuer)

                      163,443,514 (as of ) October 1, 2000)
 (Number of shares outstanding of each of the Issuer's classes of common stock)

Transitional Small Business Disclosure Format (check one)  Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
                                   INTO PART I


                 Annual Report of the Company on Form 10-KSB for
                          the year ended June 30, 1999

                       Quarterly Reports of the Company on
                Form 10-QSB for the quarters ended September 30,
                   1999, December 31, 1999, and March 31, 2000

                   Current Reports on Forms 8-K of the Company
                  Dated September 3, 1999 and February 9, 2000

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

         The Tirex Corporation (hereinafter, the "Company" or "Tirex") is engaged in the business of developing for sale, license or lease an environmentally safe patented "turn key" cryogenic tire recycling system (the "TCS-1 Plant") designed and developed by Tirex, which separates tires into clean and saleable rubber crumb, steel wire, and fiber. The Company was incorporated in Delaware on August 19, 1987 under the name "Concord Enterprises, Inc." Its name was changed to "Stopwatch Inc." on June 20, 1989 and to "Tirex America Inc." on March 10, 1993. On July 11, 1997, in order to encompass the current and projected international scope of its operations, the Company's name was changed to "The Tirex Corporation". Since the beginning of 1993, the Company has devoted the bulk of its efforts to completing the design and development of the TCS-1 Plant and raising the financing required to do so. Although the Company has generated some limited revenues from operations, it is still in the development stage.

THE TCS-1 PLANT

          All major components of the TCS-1 Plant were successfully tested and were operational on a non-continuous running basis by May 1998, with approximately 85% of the TCS-1 Plant components meeting all of Tirex's specifications. In the fourth quarter of fiscal 1999 the Company started the construction of a second freezing tower and the second disintegrator unit. However, problems were identified in the course of long-term testing of the first freezing tower with respect to its internal materials conveying system, and construction of the second tower was halted pending resolution of the identified problems. The Company believes that during the third quarter of fiscal 2000 it perfected the TCS-1 Plant to the point that the technology is capable of successful replication and commercialization. The entire system has operated trouble free through five tests of continuous operation from 80 to 100 hours. Further, the air plant has been operating with 100% reliability while the problem of transporting treads and sidewalls in the freezing chamber has been overcome by replacing the walking conveyor system with a belt system. Improvements in the fracturing mill have caused the recovery of saleable rubber to increase to 13 lbs. per tire which is 90% of the total amount of rubber (14.3 lbs.) in a 19 lb. (average weight) used auto tire. To the best knowledge of the Company, the recycling industry currently recovers only 70-80% of the rubber. The Company continues to test the TCS-1 Plant components to identify opportunities to increase the TCS-1 Plant's operating efficiency. For example, recent design changes in the tire preparation equipment will cause this section to operate with high reliability and consume less than 50% of the previous horsepower. The Company is currently developing a design for a second generation system (the "TCS-2") which is to provide greater production capacity than the TCS-1 Plant. No prototype of this second freezing tower has been constructed to date.

         The TCS-1 Plant comprises a complete, turn-key, environmentally safe, cryogenic tire recycling system designed to: (i) disintegrate scrap tires, using less energy than is required by existing ambient methods (which shred and/or chop tires at "ambient" or normal room temperatures) or other currently available cryogenic methods (which reduce the temperature of the materials for at least a portion of the process, but which still rely on chopping and/or shredding the tire), and (ii) produce commercially exploitable, high quality, clean rubber crumb and unshredded steel and fiber.

         The functions and mechanisms of the TCS-1 Plant have been designed for the exclusive purpose of disintegrating automobile tires, the components of which basically consist of the following elements:

         * Two types of rubber. The sidewalls of automobile tires are constructed of material containing a higher percentage of natural, as opposed to synthetic, rubber which is used in the treads. The TCS-1 Plant has been designed to take advantage of these differences to produce separate rubber powders from sidewalls and treads, which separation enhances market opportunities for the system output;
         * Steel beads, which consist of steel wires tightly wound together to a diameter of approximately 3/8 of an inch. These beads are imbedded around the rims of the tire treads;
         * Steel belting, which incorporates a thin layer of steel wires laid out in a "herring bone" pattern and which underlies the entire surface of the tread area; and
         * Fiber threads which are incorporated into the rubber used throughout the tire.


         The TCS-1 Plant has been designed to operate continuously (with minimum amounts of scheduled downtime for maintenance) and to require less energy than is used, to the best of the Company's knowledge, by other presently existing tire recycling equipment. The TCS-1 Plant is capable of processing automobile tires at a rate equivalent to one million passenger tires per year on a continuous, commercial operations basis.

Step-by-Step Operations

         The step-by-step operations of the TCS-1 Plant encompass the following:

         (a) The two sidewalls are cut off and the tread cut into lengths of about one foot. (The sidewalls will be kept separate from the tread sections throughout the process).

         (b) The two steel beads which are contained within each tire sidewall are pulled out;

         (c) Sidewall and tread sections are placed onto separate conveying systems which feed them separately into the TCS-1 Plant's freezing chambers through separate air locks.

         (d) The frozen sections then pass through Tirex's patented disintegrators ("Fracturing Mills") where the sidewall and tread rubber are reduced to two separate output materials of varying degrees of fineness. This operation does not involve any chopping, shredding, or hammer-milling. Therefore, the steel wires are not cut or broken. The fiber threads retain their basic shapes and characteristics. No steel powder or fiber fluff is produced.

         (e) The steel wires are magnetically removed from the rubber powders.

         (f) The fiber and rubber powder is then passed through screens to separate the powder from the fiber threads. The fiber threads are then conveyed out of the machine.

         (g) The rubber powders are then passed through a series of screens to sort the powders by mesh size.

         (h) 70% of the rubber powders yielded by the TCS-1 Plant will pass through a ten mesh screen. Supplementary grinders will be supplied for customers desiring finer powders which can pass through 40 mesh or 80 mesh screens.

RESEARCH AND DEVELOPMENT ACTIVITIES

         The Company's technical expertise and that of its consultants has been an important factor in its development and is expected to serve as a basis for future growth. Since its inception, the Company has devoted substantial resources to the design and development of the TCS-1 Plant as well as to raising the financing necessary for such activities. During the fiscal years ended June 30, 1999 and 2000 respectively, the Company expended approximately $1,449,550 and $820,770 on research and development activities applied to the design, development, and construction of the first TCS-1 production model and product development. Long-term testing was conducted in the third and fourth quarters of fiscal 1999, which testing revealed design problems involving the conveying system within the freezing tower. During the third quarter of fiscal 2000 the Company identified and solved the technical problems associated with the first design of the conveying system within the freezing tower and believes the TCS-1 Plant is ready for replication and commercialization. The Company continues to seek to refine and enhance its tire disintegration technology and to enhance it to comply with emerging regulatory or industry standards or the requirements of a particular customer.

         During the fiscal year ended June 30, 2000 all research and development activities respecting the TCS-1 Plant were carried out by the Company's engineering and technical staff, consisting of Louis V. Muro, Vice President in Charge of Engineering, and two other Company employed engineers, who devoted 100% of their time to this project. Such activities were conducted in conjunction with an outside consultant and the Company's outside subcontractors.

MANUFACTURING

         The Company's activities to date have focused primarily on the design and development of the TCS-1 Plant. In connection with these activities, the Company has been dependent and will continue to depend on arrangements with subcontractors for the manufacture and assembly of the principal components incorporated into the TCS-1 Plant. Components of the TCS-1 Plants, which are not manufactured by subcontractors specifically for the TCS-1 Plant, will be purchased, either directly by the Company or indirectly through subcontractors from third-party manufacturers. The Company believes that numerous alternative sources of supply for all such components are readily available.

         With respect to the commercial manufacture of TCS-1 Plants, the Company has identified various engineering and manufacturing subcontractors and component suppliers, which Management believes will give the Company sufficient production capacity to meet its needs. The Company believes that it will be able contract with subcontractors which will have the requisite manufacturing capabilities and the willingness to dedicate sufficient amounts of their manufacturing capacity to the Company in order to allow the Company to meet all of its needs. No assurance can be given that this will, in fact, be the case, and failure on the part of the Company's subcontractors in these regards would adversely affect the Company's ability to manufacture and deliver TCS-1 Plants on a timely and competitive basis. There can be no assurance, that should it be necessary to do so, the Company would be able to find capable replacements for any subcontractors on a timely basis and on terms beneficial to the Company, if at all. The Company's inability to do so would have a material adverse effect on its business.

         The Company may license the technology or enter into strategic alliances to facilitate the bulk of product manufacturing when the need arises. The Company does not anticipate that it will be in a position where it will be unable to fill any order and expects it will not commit to any order without first securing a manufacturing arrangement. At present, the Company has not received any orders for the purchase, lease or license of a TCS-1 Plant, and even though the Company has entered into various Memoranda of Understanding, there is no assurance that any of these potential arrangements will result in sales or leases or, if they do, that such sales or leases will be profitable to the Company.

DISCONTINUED OPERATIONS

         At the beginning of 1999, the Company began the process of putting into place the production capacity for producing welcome mats using recycled rubber crumb of the kind which the TCS-1 Plant would produce. Entering this new business segment was expected to be profitable based on the estimated costing of the rubber crumb. Technical difficulties in the freezing tower section of the TCS-1 Plant were identified during the fourth quarter of fiscal 1999 which reduced the availability of TCS-1 Plant rubber crumb and it became apparent in June and July of 1999 that capital asset requirements and the financial and human resources being consumed by the mat production operation were impeding progress on the completion of the TCS-1 Plant which was and remains the primary focus of the Company. Therefore, during the summer of 1999, the Company discontinued mat production operations and made available for sale the mat production equipment. To date, it has not been sold and Management has reduced the book values of these assets in the Company's financial statements to reflect possible differences in market value verses book value.

SUBSIDIARIES

         The Company's wholly-owned subsidiary, The Tirex Corporation Canada Inc. ("TCCI") was formed on June 1, 1998, and on June 3, 1998, 3143619 Canada Inc.'s name was changed to Tirex Canada R & D Inc. (hereinafter referred to as "Tirex R&D"). The purpose of these changes was to transfer all business activities, except those which constitute research and development activities exclusively, from Tirex R&D to TCCI. On April 22, 1998 the Company formed another wholly owned Canadian subsidiary, now known as Tirex Advanced Products Quebec, Inc. ("TAP"). This subsidiary is presently dormant. The Company also has another dormant, wholly owned subsidiary, formed under the laws of the State of Delaware, Tirex Acquisition Corp. ("TAC"), for which the Company has no present plans.

TCS-1 PLANT FINANCING ARRANGEMENTS

         On May 29, 1997, the Company entered into an Equipment Lease and Purchase Agreement (the "OTRP L&P Agreement") with Oceans Tire Recycling & Processing Co., Inc. ("OTRP"), a New Jersey corporation. Pursuant to the OTRP L&P Agreement, OTRP was to purchase the first production model TCS-1 Plant with an anticipated delivery date of September 15, 1997. However, while construction of the first full scale prototype of the TCS-1 Plant began in February of 1997, its completion was delayed because of the limited funds available for such purpose. As a result, OTRP waived the delivery date and agreed to reschedule delivery. In December 1997, OTRP and the Company agreed that, to the extent necessary for OTRP to obtain sale and lease-back financing for the front-end module ("Front-End") and for certain parts of the Air Plant portion of the Plant, the said OTRP Agreement would be deemed to be modified, as required for such purpose. In connection therewith OTRP arranged with an equipment financing company for sale and lease-back financing, pursuant to which: (i) the said financing company purchased the Front-End and certain designated portions of the TCS-1 Plant's Air Plant directly from the Company; and (ii) leased such equipment back to OTRP pursuant to its arrangements with OTRP and/or the OTRP principals. The Company sold, pursuant to a lease purchase arrangement, the Front-End for a total purchase price of $300,000, with irrevocable acceptance and final payment being obtained in December of 1997. The designated portions of the Air Plant were sold/leased to a financing company for a total purchase price of $580,000, with irrevocable acceptance and final payment being obtained in April of 1998.

         Subsequent to the fiscal 2000 year end, the Company and OTRP/its principals entered into a new agreement (the "New Agreement") modifying and clarifying provisions of the prior agreement between the parties regarding certain rights to the prototype model. Pursuant to the terms of the New Agreement, the Company issued 4,553,102 shares of its Common Stock to OTRP's principal officer and stockholder in exchange for forgiveness of approximately $938,000 in advances to the Company or paid on its behalf through June 30, 2000. The New Agreement confirmed OTRP's assignment to the Company of all its rights to the prototype model and related technology, including all intellectual property rights and any and all rights accruing to OTRP upon termination of the financing lease/purchase arrangements. In addition, OTRP and its principal agreed to make all lease payments to the financing companies in the event the Company fails to do so and to convert all advances into Common Stock of the Company at 50% of the market value on the date of conversion.

         OTRP has the exclusive right to manufacture and sell TCS-1 Plants in the United States. To date, no products have been manufactured or sold.

CANADIAN GRANTS

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

         In May of 1995, in order to take advantage of such financial incentives in connection with the research and development work on the first production model of the TCS-1 Plant, the Company formed a Canadian corporation, 3143619 Canada Inc. (formerly referred to as "Tirex Canada Inc."). On June 3, 1998, Tirex Canada Inc.'s name was changed to Tirex Canada R&D Inc. and is hereinafter referred to as "Tirex R&D". On April 22, 1998, the Company formed a second Canadian corporation, 3477584 Canada Inc., the name of which was changed to Tirex Advanced Products Quebec Inc on June 3, 1998 ("TAP"). TAP is a wholly-owned subsidiary of The Tirex Corporation and is presently dormant. On June 1, 1998, the Company formed a third Canadian corporation, "The Tirex Corporation Canada Inc.", referred to herein as "TCCI". TCCI is a wholly-owned subsidiary of The Tirex Corporation. The purpose of the above described corporate formations and name changes were to position the Company to dedicate Tirex R&D's activities solely and exclusively to research and development and to establish TCCI as the Company's manufacturing arm.

         To qualify for Canadian Government grants and tax benefits, the record owners of 51% of the issued and outstanding capital stock of Tirex R&D are John
L. Threshie, Jr. President of The Tirex Corporation and Louis V. Muro, Vice President of engineering and a member of the Board of Directors of The Tirex Corporation, both of whom are Canadian residents. John L. Threshie, Jr. also serves as the Chairman of the Board of Directors and the Chief Executive Officer of Tirex R&D while Louis V. Muro also serves as a vice president and a director of Tirex R&D. The Tirex Corporation is the record holder of the balance of 49% of the issued and outstanding capital stock of Tirex R&D. Messrs. Threshie and Muro hold their Tirex R&D shares under the terms of the shareholders agreement, dated July 3, 1995, as amended February 1996, August 1997 and July 2000 (The "Tirex R&D Shareholder Agreement") which will require them to transfer all such shares to the Company for no compensation in 2001 or earlier under certain circumstances.

THE TIREX R&D LICENSE

         Tirex R&D holds an exclusive, ten year license from the Company, which expires on July 2, 2005, to design, develop, and manufacture the TCS-1 Plant in North America (the "Primary License"). The terms of the Primary License provide that Tirex R&D may manufacture TCS-1 Plants only upon, and pursuant to, specific purchase orders issued by The Tirex Corporation and requires that Tirex R&D sell all TCS-1 Plants which it manufactures exclusively to, or as directed by, The Tirex Corporation. To the extent necessary to insure that Tirex R&D's operations are limited to pure research and development activities, Tirex R&D will sublicense the Primary License to TCCI. Unless the context requires otherwise, the terms of the sublicense will be identical to those of the Primary License. To the extent necessary to achieve the aforesaid goals, all other contracts to which Tirex R&D is a party, will be transferred and assigned, in whole or in part, from Tirex R&D to TCCI, The Tirex Corporation, or any other existing or future subsidiary or affiliate of The Tirex Corporation, as management shall determine.

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

Canadian Government, and Government Sponsored Loans and Grants

         The Company has in the past also received financial assistance by way of loans and grants from Canadian and Quebec governmental agencies for the design and development of the TCS-1 Plant and for export market development. All of the activities for which these loans were approved have been completed and the Company has received the funds approved.

PATENT PROTECTION

         The Company was issued a United States patent on its Cryogenic Tire Disintegration Process and Apparatus on April 7, 1998 (Patent No. 5,735,471). The duration of the patent is 20 years from the date the original application was filed. In November 1998, the Company filed its patent, for review, with the Canadian Patent Office. The Company is unable to state at this time how long the Canadian review process will take and is unable to give any assurances that the Canadian Patent will be granted. Prior to the issuance of such patent, the Company relied solely on trade secrets, proprietary know-how and technological innovation to develop its technology and the designs and specifications for the TCS-1 Plant. In connection with a loan made by the Bank of Nova Scotia to the Company, a lien on this patent was granted to the said bank (see below in Item I of this Report "Management's Discussion and Analysis - Liquidity and Capital Resources"). The Company does not presently hold any patents for its products or systems outside of the United States.

         The Company has entered into confidentiality and invention assignment agreements with certain employees and consultants, which limit access to, and disclosure or use of, the Company's technology. There can be no assurance, however, that the steps taken by the Company to deter misappropriation or third party development of its technology and/or processes will be adequate, that others will not independently develop similar technologies and/or processes or that secrecy will not be breached. In addition, although the Company believes that its technology has been independently developed and does not infringe on the proprietary rights of others, there can be no assurance that the Company's technology does not and will not so infringe or that third parties will not assert infringement claims against the Company in the future. The Company believes that the steps it has taken to date will provide some degree of protection, however, no assurance can be given that this will be the case.

COMPETITION

          Management knows of no devices, apparatus or equipment, utilizing technology which is identical or comparable to the TCS-1 Plant, which are presently being sold or used anywhere in the world, nor is it aware of any competing patents relating to the Company's disintegration technology.. However, the TCS-1 Plant, may reasonably be expected to compete with related or similar processes, machines, or devices for tire disintegration, cryogenic or otherwise. There are presently many companies currently recycling tires which have established business relationships. Moreover, prospective competitors which may enter the field in the future may be considerably larger than the Company in total assets and resources. This could enable them to bring their own technologies to more advanced stages of development with more speed and efficiency than the Company will be able to apply to the TCS-1 Plant. Additionally, manufacturers of presently available equipment and systems are in a position to operate research and development departments dedicated continually to improving conventional systems and to developing new and improved systems. There can be no assurance that the TCS-1 Plant, will successfully compete with existing systems or with any improved or new systems which may be developed in the future.

EMPLOYEES

         As of October 2000, the Company had seventeen persons employed either directly or under consulting contracts including its two executive officers. The balance of the Company's staff is comprised predominantly of mechanical and other support personnel. All of the foregoing persons devote their full time to the business and affairs of the existing and proposed businesses of the Company, as required. At times, the Company also utilizes the services of part-time consultants to assist them with market research and development and other matters. The Company intends to hire additional personnel, as needed.

POTENTIAL MARKETS

         The Company believes that the potential markets for itsTCS-1 Plant will directly reflect the level of demand for economical, high quality rubber crumb derived from the recycling of scrap tires. The following discussion of the potential markets for rubber crumb assumes that the TCS-1 Plant will be capable of economically producing high quality recycled rubber crumb and in a variety of sizes, capable of being used in wide range of products. It should be noted, however, that because of the lack of an operating history, the Company cannot, at this time, give any assurance with respect to whether the TCS-1 Plant will in fact perform as expected under continuous, commercial operating conditions. Moreover, even if the demand for rubber crumb should increase in accordance with the Company's expectations, there can be no assurance that a concomitant development of demand for the TCS-1 Plant will develop.

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

MARKETING ACTIVITIES

         The Company's objective is to market the TCS-1 Plant worldwide, through national and international sales representatives, licensees or strategic partners. However, to a large extent the Company has to date concentrated its efforts on completing the design, development, and construction of the first production model of the TCS-1 Plant and raising adequate financing to support such efforts. It has, therefore, only recently focused its efforts and commercialization and marketing of its product and systems.

         The Company can make no assurances with respect to the success of its marketing and distribution strategy. Furthermore, the Company has limited resources to achieve the distribution of its products and to date has made no sales, leases or licenses. The Company believes that it will require additional financing, which may not be available, to achieve such objectives.

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

         As a result, many US states and Canadian provinces have either passed or have pending legislation regarding discarded tires including legislation limiting the storage of used tires to specifically designated areas. The Company and other operators of TCS-1 Plants will therefore be subject to various local, state, and federal laws and regulations including, without limitation, regulations promulgated by federal and state environmental, health, and labor agencies. Establishing and operating a TCS-1 Plant for tire recycling will require numerous permits and compliance with environmental and other government regulations, on the part of the Company's customers, both in the United States and Canada and in most other foreign countries. The process of obtaining required regulatory approvals may be lengthy and expensive for both the Company and for its TCS-1 Plant customers. Moreover, regulatory approvals, if granted, may include significant limitations on either the Company's or its customer's operations. The US-EPA and comparable US state and local regulatory agencies, and similar government bodies in Canada and in other jurisdictions where TCS systems will be marketed actively enforce environmental regulations and conduct periodic inspections to determine compliance with government regulations. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspension of approvals, seizure or recall of products, operating, restrictions, and criminal prosecutions.

         The Company believes that existing government regulations, while extensive, will not result in the disabling of its TCS-1 Plant customers to operate profitably and in compliance with such regulations. The burden of compliance with laws and regulations governing the installation and/or operation of TCS-1 Plants could, however, discourage potential customers from purchasing a TCS-1 Plant which would adversely affect the Company's business, prospects, results, and financial condition. As a result, the business of the Company could be directly and indirectly affected by government regulations.

         The Company has made, and will continue to make expenditures relating to environmental compliance because at least a limited amount of storing and processing of tires has been and will continue to be required for testing of the TCS-1 Plant at the Montreal facility.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's corporate headquarters and plant are located at 3828 St. Patrick, Montreal, Quebec, H4E 1A4. On February 17, 1998, the Company entered into a five-year term lease (the "Tri-Steel Lease") with Tri-Steel Industries Inc. ("Tri-Steel"), effective as of March 1, 1998 for a 90,000 square foot research and manufacturing facility on a completely fenced 180,000 square foot contiguous lot located at 3828 Saint Patrick Street and 2200 Pitt Street in Montreal, Canada. This site is situated adjacent to an interstate highway and a Canadian National Railway line in an industrial area located approximately two miles from the principal downtown Montreal business center.

         The Tri-Steel Lease provides for rental payments, as follows: (i) year-one (commencing March 1, 1998): Cdn$10,000 per month (approximately US$7,000); (ii) year-two: Cdn$20,000 per month (approximately US$14,000); and
(iii) years-three, four, and five: Cdn$25,000 per month (approximately US$17,500 US ). Quebec sales taxes ("QST") and (Canadian) Government sales taxes ("GST") are also payable by the Company on all rental payments. Under present regulations, these taxes are either refundable to the Company or are available as reductions of required remissions of sales taxes collected on sales made to other taxable Canadian entities. To date, such taxes have been refunded to the Company or, on occasion, offset against amounts due by the Company in respect of payroll taxes. It is estimated that year-one sales taxes will aggregate to approximately 15% of all rental payments made. The Company's present sales tax status is such, however, that QST and GST payments will be refunded to it by the government. The Company is obligated to pay additional costs, including all fuel and utility charges, real estate taxes. The Lease requires the Company to carry insurance on the premises for not less than CA $4,000,000 (approximately $2,800,000 US) and public liability insurance for not less than CA $3,000,000 (approximately $2,100,000 US). The Company estimates that the aggregate amount of such additional costs will be approximately CA $10,265 (approximately $7,153
US) for temporary coverage for the first year of the lease.

ITEM 3.  LEGAL PROCEEDINGS

The Company is presently a party in the following two legal proceedings:

IM2 MERCHANDISING AND MANUFACTURING, INC. AND DAVID B. SINCLAIR V. TIREX CORPORATION, TIREX CORPORATION CANADA, INC., ET AL.

         The Plaintiffs, a Canadian resident and a Canadian corporation sued in the Delaware, U.S. Federal District Court claiming fraud, breach of contract, unjust enrichment and other allegations, that the alleged Defendants, which include Tirex Corporation Canada and Tirex Corporation, jointly conspired to profit from the corporate Defendants' failure to comply with terms of a manufacturing agreement. The monetary demand of this Complaint was unspecified. The Defendants were prepared to move to dismiss Plaintiffs' Complaint, but after consultations with the Plaintiffs' Attorneys, the Plaintiffs' withdrew this Complaint voluntarily. Plaintiffs later filed a second action in the Chancery Court of Delaware alleging certain of the same allegations; fraud, breach of contract, unjust enrichment, breach of fiduciary duty and misrepresentation, but eliminated other counts including the securities fraud allegations. The Defendants in the State Court action are the same named in the Federal Court action, and again the monetary damages are unspecified.

         The Defendants moved to dismiss the State Court Chancery case alleging defective service of process on Defendants and asserting that the Court had no jurisdiction over the Defendants in Delaware and for removal of the case to Canada based on forum non-convenience. Defendants' motion has been argued, but no decision has been rendered. Counsel for the Company, both Delaware Counsel as well as the undersigned firm, believe that the Company has meritorious defenses to the Plaintiffs' claims and valid counter claims, which the Defendants can and will assert when appropriate. Further, even if a recovery is awarded to the Plaintiffs it will not, in the opinion of Counsel, be of an amount which will have a material adverse effect upon the Company's financial condition.

SURGENT V. TIREX CORPORATION.

         An action was brought by the Plaintiff against the Tirex Corporation, alleging that the Corporation had agreed to issue 1,000,000 shares of its Common Stock to the Plaintiff in consideration for expenses allegedly paid by the Plaintiff in the amount of approximately $150,000. The Plaintiff's Complaint sought to impose an equitable trust or lien on 1,000,000 of unissued shares of the Company, demanded the issuance of 1,000,000 shares and for breach of contract. Damages of $1,400,000 were alleged.

         The Defendant moved to dismiss the case on various procedural grounds and in September the Court granted Defendant's motion based upon the lack of venue in Union County, New Jersey. Counsel for Tirex Corporation believes that the Company has valid defenses against all of Plaintiff's claims. No new action has been instituted by Plaintiff.

         The Company is unaware of any other pending or threatened legal proceedings to which Company is a party or of which any of its assets is the subject. No director, officer, or affiliate of the Company, or any associate of any of them, is a party to or has a material interest in any proceeding adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended June 30, 2000 no matters were submitted to a vote of the shareholders of the Company.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock, is traded on a limited basis in the over-the-counter market and quoted on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the "OTC Bulletin Board"). The following table sets forth representative high and low bid prices by calendar quarters as reported in the OTC Bulletin Board during the last two fiscal years. The level of trading in the Company's common stock has been limited and the bid prices reported may not be indicative of the value of the common stock or the existence of an active market. The OTC market quotations reflect inter-dealer prices without retail markup, mark-down, or other fees or commissions, and may not necessarily represent actual transactions.

                                                         Bid Prices
             Period                                     Common Stock
             ------                                     ------------

    FISCAL YEAR ENDING JUNE 30, 1999               LOW              HIGH

             September 30, 1998                   $0.12            $0.30
             December 31, 1998                     0.10             0.28
             March 31, 1999                        0.15             0.25
             June 30, 1999                         0.09             0.28

    FISCAL YEAR ENDING JUNE 30, 2000               LOW              HIGH

             September 30, 1999                   $0.04            $0.13
             December 31, 1999                     0.035            0.14
             March 31, 2000                        0.07             1.41
             June 30, 2000                         0.255            0.68

SHAREHOLDERS

         As of September 28, 2000, the number of holders of record of the Company's common stock, $.001 par value, was approximately 450, which does not include shares held by persons or companies in street or nominee name.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following is Management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the fiscal years ended June 30, 2000 ("Fiscal 2000"), and June 30, 1999 ("Fiscal 1999"). This discussion also includes events which occurred subsequent to the end of Fiscal 2000 and contains both historical and forward- looking statements. When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures elsewhere in this Report which discuss factors which affect the Company's business, including the discussion at the end of this Management's Discussion and Analysis, under the subcaption "Risk Factors". This discussion should be read in conjunction with the Company's Consolidated Financial Statements, respective notes and Selected Consolidated Financial Data included elsewhere in this Report.

         In late November of 1999, John L. Threshie Jr. replaced Terence C. Byrne as president and Chief Executive Officer and Louis A. Sanzaro resigned as an officer of the Company such that he could accept a licensing agreement with the Company for marketing and manufacturing the TCS-1 for the US market without a conflict of interest. Mr. Byrne had resigned to pursue other career interests. The Company considers the accession to the presidency of the Company of Mr. Threshie as a very positive move as the Company moves from its historical stance as a developmental stage company to that of a fully commercial corporation, while nonetheless recognizing the role which Mr. Byrne played during its developmental stage.

         The first three quarters of Fiscal 2000 were devoted primarily to the completion of the Company's prototype TCS-1 System such that the Company would have a demonstrable technology and thus the capability of concluding sales agreements. While the Company would have preferred a more rapid progression to the commercial stage, limitations on the availability of financial resources imposed a more modest progression toward the Company's goal. It was not until the beginning of March 2000 that the Company was in a position to state that its tire recycling technology was ready for replication and thus commercialization. Thus, while the Company now has a demonstrable technology to demonstrate to potential customers, the Company nonetheless considers that it is still in the very early stages of marketing and fabricating or arranging to have fabricated the two versions of its patented cryogenic scrap tire recycling equipment (the "TCS System").

         During the first six months of Fiscal 2000, the Company was primarily engaged in correcting those technological problems associated primarily with the freezing tower component and its internal conveying system of its TCS System, these problems having been identified in late Fiscal 1999 and in the beginning of Fiscal 2000. These development efforts led to a much simplified approach for the transportation of tire sections within the freezing tower which have solved the previous problem of backslip and blockage within the tower. For the first two months of calendar 2000, the Company engaged in intensive testing of its new conveying system prior to announcing on March 2, 2000 that its system was ready for commercialization.

         It was during these first two months of calendar 2000 that the Company received the first delegation from the Peoples' Republic of China, the Hongli Group from Shandong province, which expressed a strong interest in acquiring a TCS-1 for installation in the vicinity of the city of Dezhou in Shandong province. The Company and the Hongli Group were able to arrive at a Memorandum of Understanding that, subject to their seeing the System in full operation, this group would put into place those procedures required to complete a purchase transaction and permit a receipt by the Company of a down payment thereon. The Hongli Group has not yet been able to return to Montreal to witness the TCS-1 in operation and, at the same time, is apparently seeking financial assistance from international financial bodies to help defray the cost of such an installation. During the first three weeks of July 2000, just days after the completion of the fiscal period which is the subject of this report, the Company also received visits from two other Chinese groups, these being the Nanjing Implements Factory and Well Express International, the latter being based in Hong Kong. In both cases the Company reached Memoranda of Understanding respecting the sale of systems and possible distributorship arrangements, subject to their formalizing purchase orders with the Company. The Company has yet to receive purchase orders from any of the three Chinese groups and cannot provide any assurances that enforceable purchase orders with deposits will, in fact, be received from any of them.

         On July 24, 2000, three weeks following the end of the fiscal period covered by this report, the Company was visited by representatives of Crioengineering s.r.l .from the Turin region of Italy. This group represents that it has a mandate from the Government of Italy to engage in the use of environmental technologies throughout that country to resolve numerous pollution issues, one of which involves tire recycling. After having evaluated other technologies, Crioengineering has selected the Tirex technology for its first choice of tire recycling technologies and this choice has been approved by the European Community in Brussels, Belgium. The visit and discussions with the Crioengineering representatives led to the signing of a Memorandum of Understanding on July 24, 2000 under which Crioengineering would be able to order up to ten double capacity systems, named the TCS-2. The budget estimate for each TCS-2, depending on the system configuration and the characteristics of the input material and the specifications for the output material was agreed to be US$7,000,000.

         In the course of a subsequent meeting involving a representative of Simpro S.p.a., an Italian public company whose business focus is the engineering, fabrication and installation of turn-key industrial fabrication systems, primarily for the automotive industry, the Company also concluded a Letter of Intent respecting the fabrication of TCS Systems. Simultaneously, the Company concluded a Letter of Intent with European Transformation Resources
(ETR), a company currently in process of being established under the laws of the Duchy of Luxembourg for marketing of TCS Systems in certain regions of Europe, notably Italy, and in other jurisdictions for the marketing of TCS Systems. The purpose of this Letter of Intent was to establish the basis of an eventual agreement under which ETR would acquire certain marketing and distribution rights with respect to the Tirex technology and Simpro would assume responsibility for the fabrication, assembly, installation and testing of TCS Systems in regions of the world to be defined. Particularly insofar as European markets are concerned, the availability of locally established marketing and manufacturing is considered by Management to be an important element in the company's development strategy. Such capability should reduce System costs through the elimination of significant shipping costs, European Community customs duties and reduce the time to delivery through elimination of substantial in-transit periods. The availability of local expertise for possible after-sales service should also be a significant incentive for local operators who will be able to count on more rapid service than were such service based in North America. Simpro has worked with numerous Italian companies, the most important of which has been Fiat with respect to facilities in Italy, Poland, Brazil, Venezuela, Argentina and Morocco and with Karmann, Volvo, Audi and Volkswagen. Simpro has its ISO 9001 and ISO 14001 Certifications and its EMAS Registration (Ecomanagement and Audit Scheme) and its quality standards have been attested to by Fiat.

         In October of 2000 the Company received authorized representatives from South Korean company, the Samho Group, a company already very actively engaged in the materials recycling industry in Korea. The Samho Group is forecasting gross revenues for the year in process at US$100 million, a 25% increase over their 1999 activity. Samho has a mandate from the Korean government to engage in the cleanup of pollution problems in that country. Management's preliminary review of Samho's condensed financial information indicates that Samho has the financial capability to acquire a Tirex TCS-2 System. Samho has indicated to management that it intends to negotiate a purchase order prior to the end of calendar 2000.

         With respect to the US market, the Company signed a License Agreement in the third week of November 1999 with Ocean Equipment Manufacturing and Sales Co. (OEMS) of New Jersey for the marketing and for the manufacturing, installation and service of Tirex tire recycling systems. This agreement covers the entire US market. The Company will receive a royalty for each system sold, which, subject to adjustments respecting actual manufacturing costs versus preliminary budget estimated cost, would provide a royalty equal to 16.7% of the sales price to the Company. Thus, if a system would be sold for US$3,000,000, the royalty would be approximately US$500,000. As of September 30, 2000, OEMS has not yet concluded any sales of TCS Systems to independent parties.

         In summary, the Company has signed Memoranda of Understanding or letters of Intent with three separate Chinese groups, the Crioengineering group of Italy and Samho of Korea. While the Company is confident that purchase contracts will result from one or more of these Memoranda, no guarantees can be given that such purchase contracts will actually be signed or that even they would be signed, the Company would actually realize a profit from such contracts.

         Because of the lengthy delay preceding the commencement of commercial operations, the Company has had to, and will in the near future be forced to continue to, cover its overhead costs from sources other than revenues from operations. As of October 3, 2000, the Company estimates that overhead costs from July 1, 2000 until the date that adequate revenues will be generated to cover it overhead costs, will amount to approximately $400,000.

LIQUIDITY AND CAPITAL RESOURCES

         The activities of the Company since its formation in 1987 and the inception of its current business in 1993 have been financed by sources other than operations.

         During the four fiscal years starting with Fiscal 1997 and up to Fiscal 2000 inclusive, the Company received additional funding from Quebec and Canadian government grants, loans, loan guarantees and refundable tax credits for purposes of completing the development of the TCS-1 Plant and for the international marketing of such plants. Canadian and Quebec government research and development tax incentives take the form of both tax deductions from otherwise taxable income and tax credits respecting the eligible research and development expenditures of the Company (see "Existing and Proposed Businesses - Canadian Operations"). Insofar as tax credits for scientific research and experimental development are concerned, such credits are offered by both the governments of Canada and of Quebec. The tax credits are calculated as a percentage of research and development expenditures deemed eligible by the Revenue Departments of each government. The percentages vary according to the size of the company (defined according to the asset base and revenues generated by the company), the residency of the majority of the voting control and other factors. In the case of both the provincial and the federal governments, where the amount of the tax credit exceeds other tax liabilities, such as taxes on income and on capital, and subject to certain other conditions which a company meets, the amount of any difference is paid to the company, thus the term, "Refundable Tax Credits". The effective rate of the credit varies from one company to another as a function of a number of factors, including: (i) the nature of the costs being claimed such as labor costs versus non-labor costs (the credit for labor costs is higher than for non-labor costs); and (ii) the proportion of expenditures which can be attributed to research and development but which are not deemed eligible for the tax credits by their nature. Insofar as the Company is concerned, the tax credits have varied from approximately 25% to 30% of total research and development expenditures, including certain types of expenditures deemed ineligible for tax credits. During the last four fiscal years, virtually all of the activities connected with the development and construction of the First Production Model of the TCS-1 Plant have qualified as expenses eligible for refundable tax credits.

         In consideration of the fact that tax credits are only approved following the filing of tax returns and that such a disbursement pattern does not match the cash flow requirements of companies engaged in research and development, as a further measure to stimulate such research and development, the Quebec Government, through its agency, Guarantee Quebec ("GQ") and previously through the Societe de developpement industriel du Quebec, a public sector corporation wholly owned by the Government of Quebec, (the "SDI") (a former English version of this name was the Quebec Industrial Development Corporation), has established a loan guarantee program (the "GQ / SDI Loan Guarantee Program") which provides a loan guarantee for repayment of 75% of the amount of bank loans made to companies in anticipation of such companies receiving refundable tax credits. Without such guarantees, the obtaining of such bank loans is very difficult, and for developmental stage companies, is fundamentally impossible.

         In connection with Refundable Tax Credits for the fiscal year ending June 30, 1999, the Company received on May 9, 1999 an offer of tax credit financing to a maximum amount of Cdn$750,000 (approximately US$525,000) from the Bank of Nova Scotia ("ScotiaBank"), subject to the provision of a loan guarantee by GQ, which guarantee was issued on June 6, 1999. As at June 30, 1999, Cdn.$600,000 (approximately US$420,000) had been lent to the Company pursuant to the ScotiaBank Tax Credit Loan. In the first quarter of Fiscal 2000, the Company drew down the remaining Cdn$150,000. Repayments of the loan were made in accordance with the conditions of the loan guarantee issued by Garantie-Quebec. The ScotiaBank Tax Credit Loan was secured by: (i) a first-ranking lien on all of the assets, tangible and intangible, present and future, of the Company's Canadian subsidiary, Tirex R&D; (ii) a lien on the Company's patent for the cryogenic tire disintegration process and apparatus of the TCS-1 Plant; and
(iii) personal guarantees of two officers and directors of the Company.

         Borrowings drawn down under the ScotiaBank Tax Credit Loan bore interest, from the date the funds were drawn down until the outstanding principal and all accrued and unpaid interest thereon were repaid, at an annual rate equal to the Bank of Montreal Prime Rate (which, for reasons of inter-bank competition, is usually equivalent to Canadian Prime Rate) plus 1.25%. Interest on the outstanding balance of the ScotiaBank Tax Credit Loan is due and payable monthly. The outstanding principal amount was repayable upon the Company's receipt of tax credit refunds from the Canadian and/or Quebec tax authorities and the release of the funds by GQ to ScotiaBank.

----------------------------------------------------------------------------------------------------------------------------------
                                       Amount of R&D                                                              Cumulative
     Period          Amount of R&D     Expenditures      Amount of Tax       Amount Borrowed     Amount of    Outstanding Balance
R&D Expenses Were    Expenditures      Eligible for    Credits Estimated    Against Estimated    Tax Credit   of Loan as At End
    Incurred           Incurred        Tax Credits     by Banks and Sdi        Tax Credits        Received        of Period
----------------------------------------------------------------------------------------------------------------------------------
RE: SCOTIABANK      Cdn$2,512,604      Cdn$2,163,508      Cdn$1,000,000       Cdn$600,000           n/a        ScotiaBank Loan
July 1, 1998 to                                                                                                  Cdn$600,000
June 30, 1999
----------------------------------------------------------------------------------------------------------------------------------
As of                    n/a               n/a                n/a             Cdn$150,000           n/a              nil
June 30, 2000
----------------------------------------------------------------------------------------------------------------------------------

         During the last four fiscal years, the Company also received additional financial assistance by way of loans and grants from Quebec governmental agencies, for the design and development of the TCS-1 Plant and for export market development as follows:

         1. In March of 1996, the Company qualified for an interest-free, unsecured loan (the "FORD-Q Loan") of up to $500,000 (Canadian), or approximately $ 350,000 (U.S.). This loan was made available by the Government of Canada under the Industrial Recovery Program for Southwest Montreal, which is administered by the federal government agency, Canada Economic Development for Quebec Regions ("CEDQR"), previously known as the Federal Office of Regional Development - Quebec or "FORD-Q". Under the terms of the loan, the Company received funds in the total amount of Cdn$500,000 or approximately US$350,000, representing 20% of eligible expenditures made by the Company to design, develop, and manufacture the first full-scale model of the TCS-1 Plant. The loan money was disbursed pursuant to the submission of claims of eligible expenses incurred.

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

         Under the terms of the CEDQR Loan, repayment must commence twelve months from the date CEDQR declares that the project has been completed. This occurred on March 31, 1998. The repayment schedule therefore calls for four, graduated annual payments as follows:

Canadian Dollars                            Us Dollar Approximation
----------------                            -----------------------

March 31, 1999       $ 50,000                    $ 35,000 (Paid)
March 31, 2000       $100,000                    $ 70,000 (Now due)
March 31, 2001       $150,000                    $105,000
March 31, 2002       $200,000                    $140,000


         2. The Company has also qualified for five interest-free, unsecured loans from the Government of Canada in the aggregate amount of $ 232,773 Canadian (approximately $ 162,900 U.S.). These loans were made available by CEDQR, under the Innovation, Development, Entrepreneurship Assistance - Small and Medium Enterprises Program ("IDEA-SME Program"). Under these loan agreements, during Fiscal 1997 and 1998, the Company received $30,000 Canadian (approximately $ 21,000 U.S.) and $ 202,773 Canadian (approximately $ 141,900 U.S.) respectively. The IDEA-SME Program loans represent up to 50% of approved Company expenditures, based on submitted claims, subject to maximum amounts for each loan. Expenditures are required to have been made for the purposes of identifying and developing export markets for Canadian products. All of the projects which gave rise to these loans have been declared completed by CEDQR and the repayment terms have accordingly been established. The following table identifies the nature of the projects for which these loans were granted, the maximum amount of the loans approved the government agency, the aggregate amounts received by the Company as of October 31, 1998 and the repayment terms of each loan.


====================================================================================================================================
                                            Amount of
                                              Funds
                                           Received by
                                             Company                                    Repayment Terms
                                  Maximum     as of        =========================================================================
                                  Amount    December 31,                                           Amount of              Rate of
    Nature of Project             of Loan      1998                 Date Due                        Payment               Interest
------------------------------------------------------------------------------------------------------------------------------------
Market Research Feasibility         Cdn         Cdn        At the end of any fiscal year        1% of gross annual          None
Study for Iberian Peninsula       $20,000     $20,000      in which the Company has             revenue from sales in
                                                           revenues from sales of TCS-1         Iberia
                                                           Plants in the Iberian Peninsula
------------------------------------------------------------------------------------------------------------------------------------
Market Research Feasibility         Cdn         Cdn        At the end of any fiscal year        1% of gross annual          None
Study for India                   $20,000     $20,000      in which the Company has             revenue from sales in
                                                           revenues from sales of TCS-1         India
                                                           Plants in India
------------------------------------------------------------------------------------------------------------------------------------
Market Research Respecting          Cdn         Cdn        June 30, 2001                        Cdn$6,333                   None
Potential United States           $95,000     $95,000      June 30, 2002                        Cdn$12,666
Markets for Rubber Crumb                                   June 30, 2003                        Cdn$18,999
                                                           June 30, 2004                        Cdn$25,333
                                                           June 30, 2005                        Cdn$31,666
------------------------------------------------------------------------------------------------------------------------------------
Iberian Market Development          Cdn         Cdn        At the end of any fiscal year        1.5% of gross annual        None
Activities Related to             $95,000     $95,000      in which the Company has             revenue from sales in
Positioning the Company to                                 revenues from sales of TCS-1         Iberia
Market TCS-1 Plants, Rubber                                Plants in Iberia
Crumb, and Related Products
in Iberia
------------------------------------------------------------------------------------------------------------------------------------
Market Research Activities          Cdn       $98,000      June 30, 2001                        Cdn $ 6,533.33              None
Respecting the Feasibility        $98,000       Cdn        June 30, 2002                        Cdn $13,066.66
of using Rubber Crumb in                                   June 30, 2003                        Cdn $19,600.00
Thermoplastic Elastomer                                    June 30, 2004                        Cdn $26,133.33
Compounds in the United                                    June 30, 2005                        Cdn $32,666.66
States and Canada.
====================================================================================================================================

         These loans and the projects which they supported are discussed in more detail in "Description of Business".

         The Company believes it will be able to cover the balance of the capital investments and expenditures which it will be required to make in connection with: (i) modifications which were and will be made to the TCS-1 Plant; (ii) commencement of full scale, commercial manufacture of TCS-1 and TCS-2 Plants; and (iii) meeting its overhead on a level sufficient to sustain the Company for at least the next twelve months, from a combination of some or all of the following sources: (i) expected cash flow from sales of TCS Systems in Europe and in the USA; (ii) Canadian and Quebec government and governmental agency grants, loans, and refundable tax credits; (iii) sale and lease back financing on equipment owned by the Company; (iv) conventional asset based debt financing against receivables and inventory; (v) refunds of all of the 15% sales taxes paid by the Company on all goods and services purchased in connection with the Company's manufacturing activities, which the Company, as a manufacturer and exporter of goods is entitled to (vi) subcontractor financing; (vii) vendor financed equipment purchases and/or (viii) a research and development tax credit facility from ScotiaBank for the 2000 calendar year (yet to be consummated). The Company is presently actively pursuing all of the foregoing avenues of financing. In addition, management believes that the Company will be able to obtain sufficient production financing to cover the costs of constructing subsequent TCS Plants, using the constituent components of the Plant to be financed, as collateral for debt financing to cover its construction costs.

         Whether the funds, which the Company obtains, from any of the above proposed sources, will be sufficient to enable the Company to reach a profitable operating stage, will be entirely dependent upon: (i) the amount of such financing which the Company is actually able to raise; (ii) the receipt of firm purchase orders from Crioengineering (Italy) and from Samho (Korea) and from interests in France and West Germany with whom the Company has had preliminary discussions; and (iii) the as yet unproven ability of the TCS-1 Plant to operate continuously on a long-term commercial basis in accordance with its anticipated performance specifications.

         Any failure or delay in the Company's receipt of the required financing would be directly reflected in a commensurate delay or failure in the commencement of: (i) full scale manufacturing of TCS Plants; and (ii) the commercial operation of the First Production Model. It should be noted also that the period of time during which any funds raised will be available to cover normal overhead costs could be significantly reduced if the Company is required to make substantial, presently unanticipated, expenditures to correct any further flaws or defects in the design or construction of the First Production Model, which may manifest themselves over the next several months. Moreover, given the early stage of development of the Company, it is impossible at this time to estimate with any certainty the amount of income from operations, if any, during the next twelve months.

         There can be no assurance that the Company will be able to obtain outside financing on a debt or equity basis on terms favorable to it, if at all. In the event that there is a failure in any of the finance-related contingencies described above, the funds available to the Company may not be sufficient to cover the costs of its operations, capital expenditures and anticipated growth during the next twelve months. In such case, it would be necessary for the Company to raise additional equity capital. During Fiscal 1998, in an effort to put such funding into place, the Company entered into a non-binding letter of intent with H.J. Meyers & Co., Inc. ("Meyers"), for a proposed public offering of its securities in an amount of not less than $8,000,000. On or about September 16, 1998, however, Meyers abruptly ceased doing business. During Fiscal 2000 and in the subsequent months until the date of this Report, the Company has undertaken negotiations with several potential sources of private placement capital to ensure the adequacy of financial resources to permit the Company to move expeditiously into the commercial stage of operations. While several offers of financing have been received, the Company has not yet concluded any agreements on terms which are acceptable to Management and Management cannot offer any guarantees that any such agreement or agreements will be reached.

         As of June 30, 2000, the Company had total assets of $3,287,384 as compared to$4,398,004 at June 30, 1999 reflecting a decrease of $1,110,620. Fiscal year-end total assets at June 30, 1999 had reflected a previous increase of $583,306 over $3,814,698 at June 30, 1998. Management attributes the decrease in total assets at June 30, 2000 principally to (i) a decrease of $477,483 in Tax Credits Receivable from $952,704 as of June 30, 1999 to $475,221 as of June 30, 2000, (ii) a decrease of $307,382 in Prepaid Expenses and deposits from $413,766 as of June 30, 1999 to $106,384 as of June 30, 2000; and (iii) a
decrease in Cash and Cash equivalents of $174,463 from the balance as of June 30, 1999 in the amount of $177,256 to the balance as of June 30, 2000 in the amount of $2,793. The reduction in tax credits receivable is attributed to primarily to a faster receipt of tax credit refunds. The reduction of prepaid expenses and deposits is attributable to amortization of previously incurred amounts.

         As of June 30, 1999, the Company had total liabilities of $4,121,223 as compared to $3,952,008 at June 30, 1999, reflecting a marginal increase in liabilities of $169,215. Total liabilities at June 30, 1999 had reflected a previous increase of $591,420 over $3,360,588 in total liabilities at June 30, 1998. Management attributes such increases in total liabilities at June 30, 2000 primarily to: (i) increases in loans from officers in an amount of $1,944,388 from $149,406 as of June 30, 1999 to $2,093,954 as of June 30, 2000. This
increase in loans from officers was offset by a general and across the board decrease in most other liability accounts, reflecting the fact that officers were fundamentally replacing debts to third parties with debts owed to themselves.

         Reflecting the foregoing, the financial statements indicate that as at June 30, 2000, the Company had a working capital deficit (current assets minus current liabilities) of $715,649 and that as at June 30, 1999, the Company had a working capital deficit of $704,376 a marginal difference of $11,273. Analytically, there were significant reductions in current assets as noted in the second preceding paragraph, particularly in Tax Credits Receivable, which reductions were offset by commensurate reductions in current liabilities due to third parties, which liabilities were replaced by liabilities to officers, almost all of which was subsequently converted to equity in the Company.

         The success of the Company's tire recycling equipment manufacturing business and its ability to continue as a going concern will be dependent upon the Company's ability to obtain adequate financing to commence profitable, commercial manufacturing and sales activities and the TCS Plant's ability to meet anticipated performance specifications on a continuous, long term, commercial basis.

RESULTS OF OPERATIONS

         As noted above, the Company is presently in the very early stages of the business of manufacturing and selling TCS Plants. The Company intends to begin manufacturing TCS Plants by November of 2000 or to have such plants manufactured by licensees. The Company had no income from operations during Fiscal 2000; it generated $390,848 in revenues during fiscal 1999. However, unless and until the Company successfully develops and commences TCS Plant manufacturing and sales operations on a full-scale commercial level, it will continue to generate no or only limited revenues from operations. Except for the foregoing, the Company has never engaged in any significant business activities.

         The financial statements, which are included in this Report, reflect total general and administrative expenses of $1,270,069 for fiscal 2000 which reflects a decrease of $1,959,263 over Fiscal 1999, when general and administrative expenses were $3,229,332. During fiscal 2000, the Company's total operating costs increased by $503,938, from $4,953,622 for fiscal 1999 to $5,457,560 for fiscal 2000. The majority of such increase is the result of increased research and development expenditures, which rose from $1,677,068 in Fiscal 1999 to $4,118,950 in Fiscal 2000, an increase of $2,441,882. This increase was largely offset by a significant decrease in general and administrative expenses, as noted above, in the amount of $1,959,263.

         Management believes that the amounts accrued in respect of the shares issued to compensate the executive officers and corporate counsel reflect the fair value of the services rendered, and that the recipients of such shares accepted such numbers of shares as a function of a combination of their perceived valuation of both present and possible future value of the shares, rather than the actual value of the stock at the time it was issued. Management believes that, as of the dates such shares were issued in lieu of cash compensation, their actual and potential value, if any, could not be determined, and that any attempt to specify a current valuation with any reasonable assurance, would be flawed, without substance, and highly contingent upon, and subject to, extremely high risks including but not limited to the following factors: (i) the absence of a reliable, stable, or substantial trading market for the Company's common stock, the possibility that such a market might never be developed, and the resultant minimal, or total absence of, market value for any substantial block of common stock; (ii) the very high intrinsic risks associated with early development stage businesses, such as the Company's; (iii) the Company's lack of sufficient funds, as at such issuance dates, to implement its business plan and the absence of any commitments, at such times, from potential investors to provide such funds; (iv) the restrictions on transfer arising out of the absence of registration of such shares; and (v) the uncertainty respecting the Company's ability to continue as a going concern, (See "Description of Business", "Market for the Company's Common Equity and Related Stockholder Matters", and "Management").

From inception (July 15, 1987) through June 30, 1999, the Company has incurred a cumulative net loss of $18,514,438. Approximately $1,057,356 of such cumulative net loss was incurred, prior to the inception of the Company's present business plan, in connection with the Company's discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced its proposed health care operations and therefore, generated no revenues therefrom.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

         The following sets forth, as of June 30, 2000, the names and ages of all directors, executive officers, and other significant employees of the Company; and all positions and offices in the Company held by each, and the terms of said offices. Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified:


                                    Offices                     Term of
          Name             Age      Held                        Office
          ----             ---      -------                     -------

   John L. Threshie, Jr.    46      Chairman of the             November 1999 -
                                    Board of Directors and      present
                                    Chief Executive Officer

                                    Director                    June 1995 -
                                                                February1999

                                    Vice President              June 1995-
                                                                November 1999

                                    Secretary                   December 1996
                                                                February 1999

                                    Offices                     Term of
          Name             Age      Held                        Office
          ----             ---      -------                     -------

   Louis V. Muro            68      Vice President              January 1996-
                                    of Engineering              present
                                    and Director

                                    President                   March 1994-
                                                                January 1995

                                    Director                    December 1992-
                                                                January 1995

                                    Secretary                   December 1992-
                                                                March 1994

   Louis Sanzaro            49      Director                    January 1997-
                                                                Present

                                    President                   February 1999-
                                                                November 1999

                                    Vice President              January 1998-
                                    Of Operations               February 1999


   Michael D.A. Ash         51      Secretary, Treasurer, and   February 1999-
                                    Chief Financial and         present
                                    Accounting Officer

         The Board of Directors has no standing committees.

         In November of 1999 John L. Threshie, Jr. replaced Terence C. Byrne as President and Chief Executive Officer and Louis A. Sanzaro resigned as an officer of the Company. These management changes did not involve any disagreements among management members or between the Company and any such individuals. The Company believes that the reorganization of its management will maximize and enhance its ability to meet the changing needs and requirements of its business as it grows and develops.

FAMILY RELATIONSHIPS

         No family relationships exist between any director or executive officer of Company or any person contemplated to become such.

BUSINESS EXPERIENCE

         The following summarizes the occupation and business experience during the past five years for each director, executive officer and significant employee of the Company. A significant employee is a person who is not an executive officer of the Company but who is expected to make a significant contribution to the business of the Company.

JOHN L. THRESHIE, JR. Mr. Threshie has served as President and Chief Executive Officer of the Company since November of 1999. Prior to that time he served as a Vice President of the Company since June 1995. He was appointed Assistant Secretary of the Company on February 11, 1999. From December 1996 until February 11, 1999, Mr. Threshie held the position of Secretary, and from June 1995 until February 11, 1999, as a Director, of the Company. He also served as a Director for The Tirex Corporation Canada Inc. and Tirex Canada R&D Inc. from June 1998 and June 1995, respectively, until February 11, 1999. He has more than fourteen years of experience in the areas of management, marketing and sales primarily in the field of advertising. Mr. Threshie holds a Bachelor of Science Degree in Business from the University of North Carolina. He was employed as an insurance and financial broker by Primerica Financial Services from 1991 through 1994. From 1988 to 1990, Mr. Threshie was an advertising account supervisor for Ammirati & Puris Inc., an advertising firm in New York. From 1983 to 1988 Mr. Threshie was employed as a senior account executive at the advertising firm of Saatchi and Saatchi, Inc. From 1979 to 1983 Mr. Threshie was employed by Milliken & Co. as a sales representative.

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

LOUIS SANZARO. Mr. Sanzaro has been a Director of the Company since January 1997 and a Director of The Tirex Corporation Canada Inc. since June 1998. He served as a consultant to the Company from January 1, 1997 until June 1998, when he was appointed Vice President of Operations and Chief Operating Officer. On February 11, 1999, Mr. Sanzaro resigned as Vice President of Operations and was appointed to the position of President of the Company. Effective November 23, 1999, and to avoid a possible future conflict of interest, Mr. Sanzaro resigned as President of the Company. Mr. Sanzaro holds a degree in marketing from Marquette University. In 1997, he was named "Recycler of the Year" for the State of New Jersey and was also awarded the distinction of being named "Recycling Processor of the Decade" by Ocean County, New Jersey. He is the President and a member of the Board of Directors of the nationwide, Construction Material Recycling Association. Since 1986, Mr. Sanzaro has served as President and CEO of Ocean County Recycling Center, Inc. ("Ocean County Recycling"), in Tom's River, New Jersey. Ocean County Recycling is in the business of remanufacturing construction and demolition debris for reuse as a substitute for virgin materials in the construction and road building industries. In addition, since 1989, Mr. Sanzaro has served as Vice President and COO of Ocean Utility Contracting Co., Inc., a New Jersey company engaged in the installation of sewer and water main pipelines and the construction of new roadway infrastructure. From 1973 until 1990, Mr. Sanzaro was the President and CEO of J and L Excavating and Contracting Co., Inc., a company engaged in the construction of residential, commercial, industrial, and government buildings.

MICHAEL D.A. ASH. Mr. Ash joined the Company on January 11, 1999. On February 11, 1999, Mr. Ash was appointed Secretary, Treasurer, and Chief Financial and Accounting Officer of the Company. Mr. Ash graduated with a Bachelor's Degree in Business Administration, Magna Cum Laude, from Bishop's University in Quebec in 1970, and with an MBA, with Distinction, from Harvard Business School in 1975. Mr. Ash is also a Chartered Accountant, (Canadian equivalent to a CPA), having qualified for this professional designation in 1972 while employed by Coopers & Lybrand. Since graduation from Harvard, Mr. Ash has spent most of his career with the Government of Canada, first with the Office of the Comptroller General in Ottawa and, for the last eighteen years, with a federal regional economic and industrial development agency in Montreal where he gained exposure to a very large number of companies and industrial sectors, ranging from developmental companies to major multi-national corporations. For ten years during this time period, Mr. Ash was also a part-time lecturer in accountancy at Concordia University in Montreal for students registered in the program leading to the Chartered Accountancy designation.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         None of the Company's securities have been registered pursuant to
Section 12 of the Exchange Act of 1934, as amended (the "Exchange Act"). Therefore, Section 16(a) of the Exchange Act is not applicable.

ITEM 10. EXECUTIVE COMPENSATION

CURRENT REMUNERATION

         The following table sets forth information concerning the annual compensation received or accrued for services provided in all capacities to the Company for the fiscal years ended June 30, 1998, 1999 and 2000 by the Company's chief executive and all executive officers of the Company serving as such as at June 30, 2000 or at any time during the year ended June 30, 2000. Stock issued in lieu of cash salary payments was valued at one-half the average market price of such stock during the periods in which such salary was earned. Determination of the market price for such purpose was based upon the average of the bid and ask prices of such stock, as traded in the over-the-counter market and quoted in the OTC Bulletin Board. The 50% discount from the market price was determined arbitrarily, by negotiation between the Company and its executive officers and did not bear any relationship to any established valuation criteria such as assets, book value, or prospective earnings. The market prices of the Company's common stock and the liquidity of such market has historically been volatile. Future announcements concerning the Company or its competitors, including the results of testing, technological innovations or new commercial products may have a significant impact on the market price of the Company's securities. Management believes that, as of the dates when such shares were issued, the actual market value of such shares was, and as of the date hereof remains, highly contingent upon, and subject to, extremely high risks.

SUMMARY COMPENSATION TABLE:

-----------------------------------------------------------------------------------------------

                                                     ANNUAL COMPENSATION
-----------------------------------------------------------------------------------------------
Name and
Principal Position                  Year            Salary $              Bonus $       Other $
-----------------------------------------------------------------------------------------------
                                    2000          $125,000 (1)(5)
John L. Threshie, Jr.               -----------------------------------------------------------
President and Chief                 1999          $ 62,500
Executive Officer                   -----------------------------------------------------------
                                    1998          $ 62,500
-----------------------------------------------------------------------------------------------
                                    2000          $150,000 (2)(5)
Louis V. Muro, Vice President       -----------------------------------------------------------
of Engineering                      1999          $150,000
                                    -----------------------------------------------------------
                                    1998          $150,000
-----------------------------------------------------------------------------------------------

Louis V. Sanzaro                    2000          $175,000 (3)(5)
Chief Operating Officer             -----------------------------------------------------------
(Resigned November 1999)            1999          $175,000
-----------------------------------------------------------------------------------------------

Terence C. Byrne                    2000          $250,000 (4)(5)
President and Chief Executive       -----------------------------------------------------------
Officer (Resigned November 1999)    1999          $250,000
                                    -----------------------------------------------------------
                                    1998          $250,000
-----------------------------------------------------------------------------------------------

(1) In lieu of cash payment of salary, reimbursable expenses and other benefits, Mr. Threshie accepted shares of the Company's Common Stock and was permitted to purchase shares at a discount of 50% of the then current market price. The number of shares issued to Mr. Threshie pursuant thereto during fiscal 2000 aggregated 4,865,995 shares. It is the intention of the Company and Mr. Threshie to continue to enter into similar transactions during fiscal year 2001.

(2) In lieu of cash payment of salary, reimbursable expenses and other benefits, Mr. Muro, from time to time, accepted shares of the Company's Common Stock and was permitted to purchase shares at a discount of 50% of the then current market price. The number of shares issued to Mr. Muro pursuant thereto during fiscal 2000 aggregated 1,194,811 shares. It is the intention of the Company and Mr. Muro to continue to enter into similar transactions during fiscal year 2001.

(3) In lieu of cash payment of salary, reimbursable expenses and other benefits, Mr. Sanzaro accepted shares of the Company's Common Stock at a discount of 50% of the then current market price. The number of shares issued to Mr. Sanzaro pursuant thereto during fiscal 2000 aggregated 632,308 shares.

(4) In lieu of cash payment of salary, reimbursable expenses and other benefits, Mr. Byrne accepted shares of the Company's Common Stock and was permitted to purchase shares at a discount of 50% of the then current market price. The number of shares issued to Mr. Byrne pursuant thereto during fiscal 2000 aggregated 2,544,556 shares.

(5) Management believes that it is impossible to determine the actual current or potential value, if any, of such shares in light of the fact that, as of the dates when such shares were issued to the executive officers, they had no or only very minimal actual market value and the actual potential market value of such shares, if any, was at such dates, and as at the date hereof remains, highly contingent upon, and subject to, extremely high risks including but not limited to the following factors: (I) the very early stage of development of the Company's business; (ii) the Company's lack of sufficient funds to implement its business plan and the absence of any commitments from potential investors to provide such funds; (iii) the absence of a reliable, stable, or substantial trading market for such shares; and (iv) the uncertainty respecting the Company's ability to continue as a going concern.

THE TIREX CORPORATION STOCK PLAN

         On June 23, 2000 the Company adopted the Tirex Corporation Stock Plan (the "Plan"). The Plan has been adopted by the Company to advance the interests of the Company and its shareholders by affording to key personnel of the Company, consultants and other persons who have made substantial contributions to the Company an opportunity to acquire or increase their proprietary interest in the Company by the issuance to such individuals of Awards, Options or Grants under the terms set forth in the Plan. By thus encouraging such individuals to become owners of Company shares, the Company seeks to motivate, retain, and attract those highly competent individuals upon whose judgment, initiative, leadership, and continued efforts the success of the Company in large part depends.

         The Plan provides that up to 21,000,000 shares can be issued for this purpose, 7 million shares to be given as awards, 7 million shares to underlie options to purchase Common Stock, and 7 million shares to be given as grants. Awards and Options can only be given to individuals who have been either in the employ of the Company, an officer, director or consultant for the preceding 6 months. Awards are not fully vested until the end of three years with the 1/12th of the aggregate award vesting at the end of each quarter. If the Awardee is terminated for cause or resigns the unvested portion of the award is forfeited. Options can be exercised at any time and upon exercise the underlying stock is fully vested with the purchaser. The Options are not transferable and are exerciseable for two (2) years after which time they expire. If the Optionee is terminated for cause or resigns all unexercised options are forfeited. A Grant of Stock pursuant to the terms of the Plan can only be given to persons who have made a substantial contribution to the Company and the shares are not forfeitable.

         At June 30, 2000 no awards, options or grants were given. Subsequent to the fiscal year end, through October 1, 2000 an aggregate of approximately 10,000,000 shares were issued as a result of awards, options or grants made pursuant to the terms of the Plan.

COMPENSATION OF DIRECTORS

The Directors of the Company were not compensated for their services as such in fiscal 2000.

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with all of its executive officers (the "Executive Agreements"). The respective commencement and termination dates, and annual salaries under the Executive Agreements, as amended, are as follows:


                                                                     ANNUAL
OFFICER           COMMENCEMENT DATE        TERMINATION DATE          SALARY
-------           -----------------        ----------------          ------

Mr. Threshie      November 23, 1999        December 31, 2003         $125,000

Mr. Muro          January 1, 1996          December 31, 2000         $150,000

Mr. Sanzaro       June 15, 1998            November 23, 1999         $175,000

Mr. Byrne         January 18, 1995         December 31, 2003         $250,000

Mr. Ash           August 1, 1999           December 31, 2000         2,000,000
                                                                     Shares of
                                                                     Common
                                                                     Stock (1)
--------------------

(1) During fiscal 2000 Mr. Ash voluntarily abrogated his Executive Agreement with the Company and entering into a new agreement under which his compensation is in the form of shares. Under this new agreement, Mr. Ash continues to act as Secretary-Treasurer and Chief Financial Officer on a consulting basis. Under the terms of the original Executive Agreement, Mr. Ash's annual compensation was US$125,000. The consulting agreement extends to December 31, 2000 and is renewable by mutual consent of the Company and Mr. Ash. Mr. Ash's compensation is payable only in shares of the Company, thus permitting a substantial cash flow benefit to the Company. Mr. Ash's compensation for the sixteen-month period to end December 31, 2000 is established at 2,000,000 common shares or such other number of shares which would be derived in the event of a stock split or reverse stock split.

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

         The Executive Agreements with Messrs. Threshie, Muro, and Ash also include severance provisions which provide, among other things, for severance compensation in the event that the employment of the executive is terminated by the Company other than for cause, or by the executive for "good reason", as that term is defined in the Executive Agreements, or pursuant to a change in control of the Company. The various Executive Agreements provide for severance compensation, as follows: (i) In the case of Messrs. Threshie and Muro, 200% of the amount of the base salary for a period of twelve months; (ii) In the case of Mr. Ash, the amount of severance compensation for termination other than for cause, or by the executive for "good reason", as that term is defined in the Executive Agreements, or pursuant to a change in control of the Company, amounts to 1,000,000 common shares of the Company.

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

         All of the Executive Agreements, as amended, provide that, as compensation, and in lieu of payment in cash of salary, due thereunder, the Company may issue and the respective executive officers will accept unregistered shares of the Company's common stock, valued at fifty percent (50%) of the average of the bid and ask prices of such stock, as traded in the over-the-counter market and quoted in the OTC Bulletin Board, during part or all of the period in which the salary was earned under the Executive Agreement

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of October 1, 2000, with respect to the persons known to the Company to be the beneficial owners of more than 5% of the common stock, $.001 par value of the Company and of more than 5% of the Class A Common Stock of the Company's subsidiary, Tirex R&D and of all Officers and Directors of the Company as that term is defined in Item 402(a)(2) of Regulation S-B. Neither the Company nor Tirex R&D have any shares of any other class issued or outstanding.

Title               Name and                        Amount and
 of                 Address of                      Nature of
Class               Beneficial                      Beneficial     Percent of
                    Owner                           Ownership       Class (1)
------------------------------------------------------------------------------

Common              John L. Threshie, Jr.           2,638,996         1.62%
The Tirex           38 Cours Du Flueve
Corporation         Nun's Island (Verdun), Quebec
                    Canada, H3E 1X1

Class A
Common                                                     17 (2)       17%
Tirex
R&D

Common              Louis V. Muro                   3,999,084 (3)     2.45%
The Tirex           374 Oliver Avenue
Corporation         Westmount, Quebec
                    Canada H3Z 3C9

Class A
Common                                                     17 (2)       17%
Tirex
R&D

Common              Louis V. Sanzaro               16,047,865         9.82%
The Tirex           1497 Lakewood Road
Corporation         Toms River, NJ 08755

Common              Michael Ash                       421,709 (4)      .26%
The Tirex           310 Montee Sabourin
Corporation         St. Bruno, Quebec
                    Canada, J3V 4P6

Common              Terence C. Byrne                2,223,502 (5)     1.36%
The Tirex           466 Cote St. Antoine
Corporation         Westmount, Quebec
                    Canada, H3Y 2G9

Common              All directors and              28,945,542        15.51%
The Tirex           officers as a group
Corporation         (5 persons)

Class A             All directors and                      34         34.0%
Common              officers as a group
Tirex               (5 persons)
R&D

-------------------
Notes:

(1) The percentages listed in the table is calculated on the basis of 163,443,541 shares of the common stock, $.001 par value, of the Company outstanding as at October 1, 2000.

(2) Messrs. Threshie and Muro hold all shares of Tirex R&D Class A Common Stock pursuant to the terms of a Shareholders agreement among them and the Company (the "Tirex R&D Shareholders Agreement"), pursuant to which they will be obligated to transfer all such shares to the Company, for no consideration, on May 2, 2001, unless the term of such Agreement is unilaterally extended by the Company. The Company does not intend to take any actions of any kind with respect to such shares which would be in violation of any Canadian government regulations governing tax and other financial incentives which may be available to Tirex R&D.

(3) Includes: (i) 3,515,084 shares held of record by Mr. Muro as of October 1, 2000; and (ii) 484,000 shares held of record by Mr. Muro's wife, Nina Aviles Muro

(4) Includes: (i) 421,709 shares held of record by Mr. Ash as of October 1, 2000; and (ii) 300,000 shares held of record in the name of Loryta Investments Limited an entity beneficially owned by Mr. Ash.

(5) Includes: (i) 1,318,402 shares held of record by Mr. Byrne as of October 1, 2000; and (ii) 69,883 shares held of record by Mr. Byrne's wife, Darla Sapone Byrne, over which shares Mr. Byrne has voting power pursuant to an irrevocable proxy granted to him on September 27, 1996; and (iii) 835,217 shares held of record by Bartholomew International Investments, Ltd. the beneficiaries of which are Terence C. Byrne, his spouse, and his children.

CHANGES IN CONTROL

The Company is not aware of any arrangements, which may at a subsequent date, result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following is a description of transactions during the last two fiscal years or any presently proposed transactions to which the Company was or is to be a party, in which the amount involved in such transaction (or series of transactions) was $60,000 or more and which any of the following persons had or is to have a direct or indirect material interest: (i) any director or executive officer of the Company; (ii) any person who owns or has the right to acquire 5% or more of the issued and outstanding common stock of the Company; and (iii) any member of the immediate family of any such persons.

         During the years ended June 30, 1999 and 2000, the Company's executive officers and certain consultants to the Company have waived substantial portions of their salaries, fees and/or unreimbursed expenses made by them on behalf, and for the account, of the Company, and have accepted shares of the Company's common stock in lieu thereof. In connection therewith shares have been issued as follows:

         During fiscal 2000 various officers and former officers received Common Stock in lieu of salaries and expense reimbursements and purchased shares of Common Stock totaling 9,237,670 shares. The shares issued or sold to officers were valued at fifty (50%) percent of the then current market price. (See, Item
10. Executive Compensation)

         During fiscal 2000 the Company modified its agreement with Oceans Tire Recycling & Processing Co., Inc. ("OTRP") to clarify various terms of the parties prior agreements and to obtain a commitment by OTRP to pay future lease payments on the prototype system, if necessary. The Company also exchanged its debt obligation to OTRP for 4,553,102 shares of its Common Stock, which was issued, pursuant to OTRP's request, to its principal shareholder and President. (See, Item 1. Description of Business, TCS-1 Plant Financing Arrangements)

         For the three month period ended September 30, 1998, Mr. Byrne waived payment of $28,486; Ms. Levine waived payment of $41,492; Mr. Muro waived payment of $14,763; Mr. Threshie waived payment of $325; Ms. Kachru waived payment of $338; and Mr. Sanzaro waived payment of $43,750. In December 1998 the Company authorized the issuance of 269,589 shares to Mr. Byrne, 392,679 shares to Ms. Levine; 139,716 shares to Mr. Muro; 3,076 shares to Mr. Threshie; 3,195 shares to Ms. Kachru; and 414,046 shares to Mr. Sanzaro. The number of shares issued at such time was calculated on the basis of 50% of the average of the bid and ask price for the Company's common stock (50% of $.2113293 or approximately $.1056646 per share) during the three month period ended September 30, 1998.

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

FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

     The financial statements filed as a part of this report are as follows:

     Consolidated Balance Sheet - June 30, 2000

     Consolidated Statements of Operations for the years ended June 30, 1999 and 2000, and cumulative for the period from inception (July 15, 1987) to June 30, 2000

     Consolidated Statements of Owners' Equity (Deficit) as at July 15, 1988 and
       June 30, 1989 - 2000

     Consolidated Statements of Cash Flows for the years ended June 30, 1999 and
       2000 and cumulative for the period from inception (July 15,1987) to June 30, 2000

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


EXHIBITS
         The exhibits filed as a part of this Report or incorporated herein by reference are as follows:

                                                           Exhibits Incorporated
                                                           Herein by Reference,
                                                           Exhibit No. as Filed
                                                           With Document
                                                           Indicated
                                                           ---------------------

3.   (a) Certificate of Incorporation filed August 19, 1987        3(a)
     (b) Certificate of Amendment filed June 20, 1989              3(b)
     (c) Certificate of Amendment filed March 10, 1993             3
     (d) Certificate of Amendment filed December 5, 1995           3(e)
     (e) By-Laws                                                   3(b)
     (f) Certificate of Amendment filed August 11, 1997
     (g) Certificate of Amendment filed February 3, 1998           3
     (h) Certificate of Incorporation of Tirex Acquisition
           Corp., filed with the Secretary of State of Delaware
           on December 15, 1997                                    3(h)
     (k) Certificate of Amendment to the Certificate of
           Incorporation, filed with the Secretary of State
           of Delaware on July 10, 1998                            3


REPORTS ON 8-K

         The Company did not file any current reports on Form 8-K during the last quarter of the period covered by this Report.

                     THE TIREX CORPORATION AND SUBSIDIARIES

                         (A DEVELOPMENTAL STAGE COMPANY)

                     THE TIREX CORPORATION AND SUBSIDIARIES

                         (A DEVELOPMENTAL STAGE COMPANY)




                                    I N D E X


                                                                          PAGE

Report of Independent Auditors                                             1

Consolidated Balance Sheet                                                 2

Consolidated Statements of Operations                                      3

Consolidated Statements of Stockholders' Equity (Deficit)                4 - 6

Consolidated Statements of Cash Flows                                    7 - 8

Notes to Consolidated Financial Statements                               9 - 18

                         Report of Independent Auditors


Board of Directors
The Tirex Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of The Tirex Corporation and Subsidiaries (a development stage company) as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended, June 30, 2000 and 1999 and for the cumulative period from March 26, 1993, (date of inception) to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Tirex Corporation and Subsidiaries (a development stage company) at June 30, 2000, and the results of their operations, and their cash flows for the years ended June 30, 2000 and 1999, and for the cumulative period from March 26, 1993, (date of inception) to June 30, 2000, in conformity with generally accepted accounting principles.

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

September 13, 2000
Cranford, New Jersey

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENTAL STAGE COMPANY)

                           Consolidated Balance Sheet
                                  June 30, 2000

                                     ASSETS

Current assets
  Cash and cash equivalents                                                             $      2,793
  Inventory                                                                                  109,961
  Notes receivable                                                                           129,431
  Sales tax receivable                                                                        19,288
  R & D Investment tax credit receivable                                                     475,221
  Prepaid expenses and deposits                                                              106,384
                                                                                        ------------
                                                                                             843,078
                                                                                        ------------

Property and equipment, at cost, net of accumulated
  depreciation of $127,234                                                                 2,223,798
                                                                                        ------------

Other assets
  Prepaid expenses and deposits                                                              220,508
                                                                                        ------------
                                                                                        $  3,287,384
                                                                                        ============

                       LIABILITY AND STOCKHOLDERS' EQUITY

Current liabilities
  Current portion of long-term debt                                                          204,754
  Current obligations under capitalized lease                                                 22,762
  Accounts payable and accrued expenses                                                      774,735
  Accrued salaries                                                                           412,976
  Deposits payable                                                                           143,500
                                                                                        ------------
                                                                                           1,558,727
                                                                                        ------------
Other liabilities
  Long term debt (net of current portion)                                                    319,855
  Capital lease (net of current portion)                                                      73,687
  Convertible subordinated debentures                                                         75,000
  Loan from officers                                                                       2,093,954
                                                                                        ------------
                                                                                           2,562,496
                                                                                        ------------
Stockholders' equity
 Common stock,  $.001 par value, authorized
  165,000,000 shares, issued and outstanding,
   151,133,177 shares                                                                        151,133
 Class A stock;.001 par value, authorized 5,000,000
   shares issued and outstanding, 0 shares                                                         -
 Additional paid-in capital                                                               19,364,787
 Deficit accumulated during the development stage                                        (20,510,191)
 Unrealized gain on foreign exchange                                                         160,432
                                                                                        ------------
                                                                                            (833,839)
                                                                                        ------------

                                                                                        $  3,287,384
                                                                                        ============

                 See Notes to Consolidated Financial Statements

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENTAL STAGE COMPANY)

                      Consolidated Statements of Operations

                                                                                       Cumulative
                                                                                       Period from
                                                                                      March 26, 1993
                                                                                         (Date of
                                                      Year Ended June 30,             Inception) to
                                                   2000               1999            June 30, 2000
                                             ---------------     ----------------     --------------
Revenues                                     $             -     $        390,848     $    1,325,573

Cost of sales                                          2,264              204,988          1,018,094
                                             ---------------     ----------------     --------------

Gross (loss) profit                                   (2,264)             185,860            307,479
                                             ---------------     ----------------     --------------

Operations
  General and administrative                       1,270,069            3,229,332          7,455,741
  Depreciation and amortization                       68,541               47,222            139,791
  Research and development                         4,118,950            1,677,068         11,842,118
                                             ---------------     ----------------     --------------

Total expense                                      5,457,560            4,953,622         19,437,650
                                             ---------------     ----------------     --------------

Loss before other income and expenses             (5,459,824)          (4,767,762)       (19,130,171)
                                             ---------------     ----------------     --------------

Other income (expenses)
  Interest expense                                   (89,397)            (119,923)          (273,326)
  Interest income                                     27,481               15,422             45,443
  Income from stock options                                -                    -             10,855
  Loss on disposal of equipment                            -                    -             (2,240)
                                             ---------------     ----------------     --------------
                                                     (61,916)            (104,501)          (219,268)
                                             ---------------     ----------------     --------------

Net loss                                          (5,521,740)          (4,872,263)       (19,349,439)

Other comprehensive loss
  Loss on foreign exchange                           (27,089)             (37,616)          (103,396)
                                             ---------------     ----------------     --------------

Comprehensive loss                          ($     5,548,829)    $     (4,909,879)    $  (19,452,835)
                                             ===============     ================     ==============


Net loss per common share                    $          (.06)    $           (.07)    $         (.71)
                                             ===============     ================     ==============

Weighted average shares of common
 stock outstanding                               101,827,474           66,029,439         27,579,959
                                             ===============     ================     ==============


                 See Notes to Consolidated Financial Statements

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENTAL STAGE COMPANY)

            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                Deficit
                                                                              Accumulated
                                      Common Stock             Additional        During       Unrealized
                                --------------------------      Paid-in       Developmental     Foreign
                                   Shares         Amount        Capital          Stage         Exchange          Total
                                ------------    ----------    ------------    ------------    ----------      -----------

Balance at June 30, 1992           3,383,020    $   3,383      $   194,980    $ (1,057,356)   $        -      $  (858,993)

Stock issued for reorganization   18,650,000        18,650          76,155               -             -          94,805
Stock issued for services            100,000           100            (100)              -             -               -
Stock issued in exchange for
 warrants                            363,656           364            (364)              -             -               -
Forgiveness of debt                        -             -         728,023               -             -         728,023
Net loss for the year                      -             -               -        (165,296)            -        (165,296)
                                ------------    ----------    ------------    ------------    ----------      -----------


Balance at June 30, 1993          22,496,676        22,497         998,694      (1,222,652)            -        (201,461)

Stock issued                           2,000             2              (2)              -             -               -
Exchange for debt                          -             -         149,170               -             -         149,170
Payments received for stock
 previously issued                         -             -         237,430               -             -         237,430
Net loss for year                          -             -               -        (179,296)            -        (179,296)
                                ------------    ----------    ------------    ------------    ----------      -----------


Balance at June 30, 1994          22,498,676        22,499       1,385,292      (1,401,948)            -           5,843

Revision of common stock         (11,900,000)      (11,900)         11,900               -             -               -
Stock issued for services          5,592,857         5,592         513,908               -             -         519,500
Shares issued in exchange
 for debt                            200,000           200          24,300               -             -          24,500
Issuance of common stock             402,857           401          21,915               -             -          22,316
Net loss for year                          -             -               -        (575,771)            -        (575,771)
                                ------------    ----------    ------------    ------------    ----------      -----------


Balance at June 30, 1995          16,794,390       $16,792      $1,957,315    $ (1,977,719)    $       -     $    (3,612)
                                ------------    ----------    ------------    ------------    ----------      -----------


                 See Notes to Consolidated Financial Statements

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENTAL STAGE COMPANY)

            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                Deficit
                                                                              Accumulated
                                                               Additional        During       Unrealized
                                        Common Stock            Paid-in       Developmental     Foreign
                                   Shares         Amount        Capital          Stage         Exchange          Total
                                ------------    ----------    ------------    ------------    -----------     -----------


Balance at June 30, 1995          16,794,390    $   16,792     $ 1,957,315    $ (1,977,719)   $         -     $    (3,612)

Stock issued for services          3,975,662         5,090         846,612               -              -         851,702
Shares issued in exchange
 for debt                            391,857           392          29,008               -              -          29,400
Issuance of common stock             710,833           710          80,161               -              -          80,871
Net loss for year                          -             -               -      (1,127,044)             -      (1,127,044)
                                ------------    ----------    ------------    ------------    -----------     -----------

Balance at June 30, 1996          21,872,742        22,984       2,913,096      (3,104,763)             -        (168,683)

Stock issued for options                   -             -         912,838               -              -         912,838
Stock issued for services          5,067,912         3,955         690,234               -              -         694,189
Shares issued in exchange
 for debt                            251,382           252          43,965               -              -          44,217
Issuance of common stock          10,257,936        10,259         335,132               -              -         345,391
Grants issued                              -             -         408,597               -              -         408,597
Net loss for year                          -             -               -      (2,376,279)             -      (2,376,279)
                                ------------    ----------    ------------    ------------    -----------     -----------

Balance at June 30, 1997          37,449,972        37,450       5,303,862      (5,481,042)             -        (139,730)

Stock issued for services          4,396,466         4,396         922,180               -              -         926,576
Stock issued for options                   -             -         948,500               -              -         948,500
Issuance of common stock          21,795,000        21,796       1,176,755               -              -       1,198,551
Unrealized foreign exchange                -             -               -               -        183,785         183,785
Stock options issued and
 outstanding                               -             -       1,236,913               -              -       1,236,913
Grants issued                              -             -         669,906               -              -         669,906
Net loss for year                          -             -               -      (4,570,441)             -      (4,570,441)
                                ------------    ----------    ------------    ------------    -----------     -----------

Balance at June 30, 1998          63,641,438    $   63,642    $ 10,258,116    $(10,051,483)   $   183,785     $   454,060
                                ------------    ----------    ------------    ------------    -----------     -----------

                 See Notes to Consolidated Financial Statements

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENTAL STAGE COMPANY)

            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                Deficit
                                                                              Accumulated
                                                               Additional        During       Unrealized
                                        Common Stock            Paid-in       Developmental     Foreign
                                   Shares         Amount        Capital          Stage         Exchange          Total
                                ------------    ----------    ------------    ------------    -----------     -----------

Balance at June 30, 1998          63,641,438    $   63,642    $ 10,258,116   $ (10,051,483)   $   183,785     $   454,060

Stock issued for services         24,200,439        24,200       2,735,544               -              -       2,759,744
Stock issued for options           2,234,567         2,235          38,765               -              -          41,000
Shares issued in exchange
 for debt                          3,787,947         3,788         340,164               -              -         343,952
Conversion of debentures           2,816,966         2,817         290,102               -              -         292,919
Issuance of common stock             677,966           678          49,322               -              -          50,000
Unrealized foreign exchange                -             -               -               -        (29,142)        (29,142)
Stock options issued and
 outstanding                               -             -         385,600               -              -         385,600
Grants issued                              -             -       1,057,742               -              -       1,057,742
Net loss for year                          -             -               -      (4,909,879)             -      (4,909,879)
                                ------------    ----------    ------------    ------------    -----------     -----------

Balance at June 30, 1999          97,359,353        97,360      15,155,355     (14,961,362)       154,643         445,996


Stock issued for services         28,873,210        28,873       2,217,758               -              -       2,246,631
Stock issued for options           5,327,486         5,327         381,600               -              -         386,927
Shares issued in exchange
 for debt                          7,342,055         7,342         382,556               -              -         389,898
Conversion of debentures          12,010,073        12,010         815,796               -              -         827,806
Issuance of common stock             221,000           221          16,039               -              -          16,260
Unrealized foreign exchange                -             -               -               -          5,789           5,789
Grants issued                              -             -         395,683               -              -         395,683
Net loss for year                          -             -               -      (5,548,829)             -      (5,548,829)
                                ------------    ----------    ------------    ------------    -----------     -----------

Balance at June 30, 2000         151,133,177    $  151,133    $ 19,364,787    $(20,510,191)   $   160,432     $  (833,839)
                                ============    ==========    ============    ============    ===========     ===========


                 See Notes to Consolidated Financial Statements

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENTAL STAGE COMPANY)

                      Consolidated Statements of Cash Flows

                                                                                                   Cumulative
                                                                                                   Period from
                                                                                                  March 26, 1993
                                                                                                     (Date of
                                                                  Year Ended June 30,             Inception) to
                                                               2000                1999           June 30, 2000
                                                         ---------------     ----------------     --------------
Cash flows from operating activities:
  Net loss                                               $    (5,548,829)    $     (4,909,879)    $  (19,452,835)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                   67,707               47,222            138,549
  Loss on disposal and abandonment of assets                       6,780                    -             22,339
  Stock issued in exchange for interest                          136,206               24,519            164,942
  Stock issued in exchange for services and expenses           2,632,231            2,759,744          9,326,182
  Stock options issued in exchange for services                        -              385,600          2,571,013
  Unrealized gain on foreign exchange                              5,789              (29,142)           160,432
Change in assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                           51,434              (51,434)                 -
    Inventory                                                    (84,263)             (25,698)          (109,961)
   Sales tax receivable                                           61,956               52,624            (19,288)
   R&D investment  tax credit receivable                         477,483              (96,886)          (475,221)
   Other assets                                                  270,794              462,337           (337,012)
  (Decrease) increase in :
   Accounts payable and accrued expenses                        (366,480)             272,762          1,201,556
   Accrued salaries                                             (209,977)             622,953            412,976
   Due to stockholders                                                 -                    -              5,000
                                                         ---------------     ----------------     --------------

Net cash used in operating activities                         (2,499,169)            (485,278)        (6,391,328)
                                                         ---------------     ----------------     --------------

Cash flow from investing activities:
  Increase in notes receivable                                   (25,025)                   -           (250,994)
  Reduction in notes receivable                                        -              121,563            121,563
  Equipment                                                      (16,000)            (131,166)          (260,798)
  Equipment assembly costs                                             -           (1,098,790)        (1,999,801)
  Organization cost                                                    -                    -              6,700
  Reduction of security deposit                                        -                    -             (1,542)
                                                         ---------------     ----------------     --------------

Net cash used in investing activities                            (41,025)          (1,108,393)        (2,384,872)
                                                         ---------------     ----------------     --------------

Cash flows from financing activities:
  Loans from officers                                          2,272,701              149,406          2,422,107
  Deferred financing costs                                       125,291               32,964                  -
  Proceeds from deposits                                               -                    -            143,500
  Payments on notes payable                                     (409,939)                   -           (409,939)
                                                         ---------------     ----------------     --------------
Sub-total                                                $     1,988,053     $        182,370     $    2,155,668
                                                         ---------------     ----------------     --------------


                 See Notes to Consolidated Financial Statements

                     THE TIREX CORPORATION AND SUBSIDIARIES
                          A DEVELOPMENTAL STAGE COMPANY

                      Consolidated Statements of Cash Flows

                                                                                                   Cumulative
                                                                                                   Period from
                                                                                                  March 26, 1993
                                                                                                     (Date of
                                                                  Year Ended June 30,             Inception) to
                                                               2000               1999            June 30, 2000
                                                         ---------------     ----------------     --------------
Sub-total from prior page                                $     1,988,053     $        182,370     $    2,155,668
Proceeds from notes payable                                            -                2,013            409,939
  Payments on lease obligations                                  (17,206)              (4,167)           (21,373)
  Proceeds from issuance of convertible
   subordinated debentures                                             -                    -          1,035,000
  Proceeds from loan payable                                           -               56,607            591,619
  Payments on loan payable                                       (18,386)                   -            (18,386)
  Proceeds from issuance of stock options                              -                    -             20,000

  Proceeds from grants                                           395,683            1,044,133          2,518,319
  Proceeds from issuance of common stock                          17,587                2,913             74,716
  Proceeds from additional paid-in capital                             -               88,087          2,013,234
                                                         ---------------     ----------------     --------------

  Net cash provided by financing activities                    2,365,731            1,371,956          8,778,736
                                                         ---------------     ----------------     --------------

  Net (decrease) increase in cash and cash
   equivalents                                                  (174,463)            (221,715)             2,536

  Cash and cash equivalents - beginning
   of year                                                       177,256              398,971                257
                                                         ---------------     ----------------     --------------

  Cash and cash equivalents - end of year                $         2,793     $        177,256     $        2,793
                                                         ===============     ================     ==============

Supplemental Disclosure of Non-Cash Activities:
  In 2000 and 1999, the Company recorded an increase in common stock and in additional paid-in capital of $389,898 and $343,952, respectively, which was in recognition of the payment of debt. In 2000 and 1999 stock was issued in exchange for services performed and expenses in the amount of $2,632,231 and $2,759,744 respectively. In 1999 stock options were issued in exchange for services totaling $385,600.

Equipment was purchased via leases totaling $117,821 during the year ended June
  30, 1999.

Convertible debentures were exchanged into stock totaling $691,600 during the year ended June 30, 2000. Accrued interest of $136,206 was also converted into stock.

Supplemental Disclosure of Cash Flow Information:

  Interest paid                                          $        12,974     $         20,530     $            -
                                                         ===============     ================     ==============

  Income taxes paid                                      $             -     $              -     $            -
                                                         ===============     ================     ==============

                 See Notes to Consolidated Financial Statements

                   THE TIREX CORPORATION AND SUBSIDIARIES INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                   Notes to Consolidated Financial Statements


Note 1 - SUMMARY OF ACCOUNTING POLICIES
         CHANGE OF NAME
         In June1998 the Company changed its name from Tirex America, Inc. to The Tirex Corporation.

         NATURE OF BUSINESS
         The Tirex Corporation and Subsidiaries (the "Company") was incorporated under the laws of the State of Delaware on August 19, 1987. The Company originally organized to provide comprehensive health care services, but due to its inability to raise sufficient capital it was unable to implement its business plan. The Company became inactive in November 1990.

         REORGANIZATION
         On March 26, 1993, the Company entered into an acquisition agreement (the "Acquisition Agreement") with Louis V. Muro, Patrick McLaren and George Fattell, officers and directors of the Company (collectively the "Sellers"), for the purchase of certain technology owned and developed by the Sellers (the "Technology") to be used to design, develop and construct a prototype machine and thereafter a production quality machine for the cryogenic disintegration of used tires. The Technology was developed by the Sellers prior to their affiliation or association with the Company.

         Currently, the company's board of directors has three members, John L. Threshie, Jr., Louis V. Muro, and Louis A. Sanzaro.

         DEVELOPMENTAL STAGE
         At June 30, 2000 the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

         BASIS OF CONSOLIDATION
         The consolidated financial statements include the consolidated accounts of The Tirex Corporation and its subsidiaries and Tirex Canada R&D, Inc. Tirex Canada R&D, Inc. is held 49% by the Company and 51% by the certain shareholders of the Company. The shares owned by the shareholders are held in escrow by the Company's attorney and are restricted from transfer. All intercompany transactions and accounts have been eliminated in consolidation.

         CASH AND CASH EQUIVALENTS
         For purposes of the statement of cash flows, all highly liquid debt instruments purchased with a maturity of three months or less, were deemed to be cash equivalents.

         INVENTORY
         The Company values inventory at the lower cost (first-in, first-out method) or market.

         PROPERTY AND EQUIPMENT
         Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of five years.

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

         A basic earnings per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and warrants outstanding during the period.

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENTAL STAGE COMPANY)

                   Notes to Consolidated Financial Statements

Note 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
         ADOPTION OF STATEMENT OF ACCOUNTING STANDARD NO. 128 - CONTINUED
         The adoption of SFAS 128 had no effect on previously reported loss per share amounts for the year ended June 30, 1997. For the years ended June 30, 2000 and 1999, primary loss per share was the same as basic loss per share and fully diluted loss per share was the same as diluted loss per share. A net loss was reported in 2000 and 1999, and accordingly, in those years the denominator was equal to the weighted average outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company's common stock, because to do so would have been anti-dilutive. Stock options for the purchase of 13,212,673 shares at June 30, 1999 and warrants for the purchase of 1,000,000 shares at June 30, 1999 were not included in loss per share calculations, because to do so would have been anti-dilutive. 4,553,102 shares of common stock issued subsequent to year end, to Ocean Tire Recycling & Processing Co., Inc were not included in loss per share calculations

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         The carrying amount of the Company's financial instruments, which principally include cash, note receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

         The fair values of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At June 30, 2000 and 1999, respectively, the carrying value of all financial instruments was not materially different from fair value.

         INCOME TAXES
         The Company has net operating loss carryovers of approximately $20 million as of June 30, 2000, expiring in the years 2004 through 2015. However, based upon present Internal Revenue regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock, most of this loss carryover may not be available to the Company.

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

         The Company has research and development investment tax credits receivable from Canada and the Providence of Quebec amounting to $475,221 at June 30, 2000.

         FOREIGN EXCHANGE
         Assets and liabilities of the Company, which are denominated in foreign currencies, are translated at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average rates throughout the year.

         REVENUE RECOGNITION
         Revenue is recognized when the product is shipped to the company.

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENTAL STAGE COMPANY)

                   Notes to Consolidated Financial Statements

Note 2 - GOING CONCERN
         As shown in the accompanying financial statements, the Company incurred a net loss of $5,548,829 during the year ended June 30, 2000.

         In March 1993, the Company, which was still in the development stage, developed a new Business Plan. As at June 30, 2000 the Company was in the process of constructing a production quality machine for the cryogenic disintegration of used tires. At June 30, 2000, the Company was still in the development stage.

         The ability of the Company to continue as a going concern is dependent on the success of its marketing its TSC Plants, and /or raising funds through equity sales, bank loans, governmental grants or a combination of these. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - FINANCING COSTS
         During the year ended June 30, 1999 the Company incurred $158,255 in connection with debt financing. These costs have been capitalized in other assets and are being amortized over the terms of the financing. Amortization of financing costs for the year ended June 30, 2000 and 1999 was $125,291 and $32,964, respectively.

Note 4-  PROPERTY AND EQUIPMENT
         As of June 30, 2000 plant and equipment consisted of the following:

         Furniture, fixtures and equipment                          $   175,932
         Leasehold improvements                                         175,100
         Construction in progress - equipment                         2,000,000
                                                                    -----------
                                                                      2,351,032
         Less accumulated depreciation and amortization                 127,234
                                                                    -----------
                                                                    $ 2,223,798
                                                                    ===========

         Depreciation and amortization expense charged to operations was $67,717 and $42,770 for the years ended June 30, 2000 and 1999, respectively.

Note 5-  LONG-TERM DEBT
         Federal Office of Regional Development (Ford-Q) Loan                        2000
         payable under the Industrial Recovery Program amounting                --------------
         to 20% of certain eligible costs incurred (maximum loan
         $340,252) repayable in annual installments over a forty-
         eight month period following completion of the project,
         unsecured and non-interest bearing.  (If the Company
         defaults the loans become interest bearing)                            $      340,252

         Loans payable under the Program for the Development of Quebec SME's based on 50% of approved eligible costs for the preparation of market development studies in certain regions. Loans are unsecured and non-interest bearing. (If the Company defaults the loans become interest bearing).

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENTAL STAGE COMPANY)

                   Notes to Consolidated Financial Statements


Note 5-  LONG-TERM DEBT - CONTINUED Loan payable over five years commencing
            June 2000 due June 2004                                                     64,648

         Loan payable over five years, commencing
            June 2001, due 2005                                                         60,020

         Loan payable in amounts equal to 1% of annual
            sales in Spain through June 30, 2007                                        13,610

         Loan payable in amounts equal to 11/2% of annual
            sales in Spain and Portugal through June 30, 2004                           46,079
                                                                                   -----------
                                                                                       524,609
         Less:  current portion                                                        204,754
                                                                                   $   319,855

         Minimum principal repayments of each of the next five years as follows:
                  2000                                                             $   204,754
                  2001                                                                 157,033
                  2002                                                                  29,243
                  2003                                                                  37,555
                  2004                                                                  96,024
                                                                                   -----------
                                                                                   $   524,609
                                                                                   ===========

Note 6-  CAPITALIZED LEASE OBLIGATIONS
         The Company leases certain equipment under agreements classified as capital leases. The cost and the accumulated amortizations for such equipment as of June 30, 2000 and 1999 was $ 90,233 and $122,609,
         respectively.

         The following is a schedule by years of future minimum lease payments under capital leases of equipment together with the obligations under capital leases (present value of future minimum rentals) as of June 30, 2000.

                          Years Ended
                            June 30,
                          -----------
                             2001                                               $    28,075
                             2002                                                    28,075
                             2003                                                    28,075
                             2004                                                    20,955
                                                                                -----------
                         Total minimum lease payments                               105,180
                         Less amount representing interest                            8,731
                                                                                -----------
                         Total obligations under capital lease                       96,449
                         Less current installments of obligations
                          under capital leases                                       22,762
                                                                                -----------
                         Long-term obligation under capital leases,
                          with interest rate of 9.3%                            $    73,687
                                                                                ===========

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENTAL STAGE COMPANY)

                   Notes to Consolidated Financial Statements



  Note 7 - CONVERTIBLE SUBORDINATED DEBENTURES

                Convertible subordinated debentures consist of the following:

                                                 Type B
                                                 ------

        Balance at June 30, 2000                 75,000

        Interest rate                                      10%

        Maturity Earlier of (i)-two years from the issue date or (ii)-the completion of a public offering of its securities by the Maker. These debentures are subordinated to all current and future bank debt.

        Redemption rights                        If not converted the holder may
                                                 require the Company to redeem
                                                 at any time after maturity for
                                                 the principal amount plus
                                                 interest


        Conversion ratio                         $.20 per share. During the year
                                                 ended June 30, 2000, $305,000
                                                 of convertible debentures were
                                                 converted to common stock.

Note 8 - RELATED PARTY TRANSACTIONS
         On July 22, 1994, 3,000,000 shares of The Tirex Corporation and Subsidiaries, Inc. were released from escrow and issued to Louis V. Muro and Patrick McLaren (1,500,000 shares each) in accordance with the terms and provisions of the Acquisition Agreement dated March 26, 1993.

         The Company entered into various employment agreements with former executive officers and general Counsel whereby the Company was obligated to pay a total of $565,000 a year plus benefits. All of the employment agreements called for terms ranging from 3 - 8 years. In addition to the employment services, the officers agree not to compete with the Company for the two year period following the termination of employment. If an officer is terminated other than for cause or for "good reason", the terminated officer will be paid twice the amount of their base salary for twelve months. During the year ended June 30, 1999, two employees were terminated and received severance pay totaling $500,000 which was paid in shares of the company's common stock. The employees also received options to buy 4,000,000 shares of stock for par value or $4,000. The options were exercised July 31, 1999. The value of the options were recorded as paid in capital at June 30, 1999 for 50% of the average price of the stock or $381,600.

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENTAL STAGE COMPANY)

                   Notes to Consolidated Financial Statements


Note 8 - RELATED PARTY TRANSACTIONS - CONTINUED
         Various loans due to the officers totaling $328,153 will be paid in stock during the year ended June 30, 2000.

         At June 30, 2000, the Company had notes receivable from various officers in the amount of $74,406 . One note in the amount of $70,405 bears interest at an annual rate of 8% above prime through September 1998 and 2% above prime since that date and is collateralized by 400,000 shares of Tirex Corporation which is held by the officer. The remaining notes are non-interest bearing and are payable on demand.

         At June 30, 2000 the Company had a note receivable for $30,000 from a Company in which a director has a financial interest. The note bears interest at prime plus 2% and is due on demand.

         A total of $25,000 of interest was accrued to notes receivable during the year ended June 30, 2000.

         Deposits payable included an amount of $118,500 which are payable to companies which are owned by a director of the Company.

Note 9 - EXCHANGE OF DEBT FOR COMMON STOCK
         During the year ended June 30, 2000, the Company recorded increases in common stock and paid-in capital of $389,898, which was in recognition for the exchange of common stock for debt owed. Debt totaling $328,153 was payable to certain related parties to the Company.

Note 10- COMMON STOCK
         During the years ended June 30, 2000 and 1999, the Company issued common stock to individuals in exchange for services performed totaling $2,246,631 and $2,759,744, respectively. Included in these amounts are payments to officers of the Company and in house counsel in exchange for salary and consulting in the amount of $1,115,784 and $2,210,502, respectively. Also included in the amounts paid in stock during the year ended June 30, 1999 was an exclusive rights contract payable to an officer totaling $406,250. The dollar amounts assigned to such transactions have been recorded at the fair value of the services received, because the fair value of the services received was more evident than the fair value of the stock surrendered.

Note 11- STOCK OPTION
         On May 19, 1995, the Company sold to a director of the Company an option to purchase 20,000 shares of Cumulative Convertible Preferred Stock at an exercise price of $10 per share, exercisable during the two year period beginning May 19, 1995, and ending May 18, 1997. The director paid $20,000 for the option. The terms of the Preferred Stock purchasable under the option call for cumulative cash dividends at a rate of $1.20 per share and conversion into 2,000,000 or more shares of common stock. The conversion to common stock ratio varies depending on when the conversion is made. At May 29, 1997, the exercise period was extended until May 18, 1999. During the year ended June 30, 1999, the director exercised the option to buy 1,234,567 shares of common stock for $40,000. The balance of these options have expired.

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENTAL STAGE COMPANY)

                   Notes to Consolidated Financial Statements


     Note11 -STOCK OPTION - CONTINUED
                      COMPENSATORY COMMON STOCK OPTIONS                                        Compensation
                                                                                             For the Year Ended
                                                                  Number of Shares             June 30, 2000
                                                                  ----------------             -------------

                    Balance at July 1, 1999                          13,212,673                            -

                    Stock options expiring during the
                       year ended June 30, 2000                      (7,885,187)                           -

                    Stock options exercised during the
                      year ended June 30, 2000                       (5,327,486)                           -
                                                                  -------------                 ------------

                               Balance at June 30, 2000                       -                 $          -
                                                                  =============                 ============

         A stock plan was adopted in June of 2000. No options were issued until after June 30.

Note 12- ACQUISITION BY MERGER OF RPM INCORPORATED
         During November 1997, the Company entered into a merger agreement with RPM Incorporated ("RPM"). The Company acquired all of the assets and liabilities of RPM by acquiring all of the outstanding common stock of RPM in exchange for common stock in the Company on a unit for unit basis. RPM ceased to exist following the exchange.

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

Note 13- GOVERNMENT ASSISTANCE
         The Company receives financial assistance from Revenue Canada and Revenue Quebec in the form of scientific research tax credit. During the year ended June 30, 2000 the company received approximately $395,683 which has been recorded as paid in capital.

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENTAL STAGE COMPANY)

                   Notes to Consolidated Financial Statements


Note 14- COMMITMENTS
         The Company leases office and warehouse space at an annual minimum rent of $82,000 for the first year, $169,000 for the second year and $211,000 per year for the third through the fifth year. The lease expires 2003. The Company is also responsible for its proportionate share of any increase in real estate taxes and utilities. Under the terms of the lease, the Company is required to obtain adequate public liability and property damage insurance. The minimum future rental payments under this lease are as follows:

                       June 30,                                      Amount
                       --------                                    ----------
                       2001                                        $  204,100
                       2002                                           204,100
                       2003                                           170,100
                                                                   ----------

                                                                   $  578,300
                                                                   ==========

         Rental expense for the year ended June 30, 2000 and 1999 amounted to $176,900 and $111,930, respectively. One of these leases contains a second ranking moveable hypothec in the amount of $300,000 on the universality of the corporation's moveable property.

Note 15- CONTINGENCY
         The Company is involved with a lawsuit with a prior consultant. The complaint alleged that the Company breached its consulting agreement by failing to pay compensation due there under and sought damages in the amount of $221,202 including interest and legal costs. The Company filed a counter claim for fraud, breach of contact and unjust enrichment on the part of the consultant. The Company sought relief consisting of compensatory damages in the amount of $28,800 and cancellation of the stock certificate issued to the plaintiff for 263,529 shares; a declaratory judgment that the consulting agreement is of no force and effect; punitive damages; and interest and legal costs. The Company's position is that this case is completely without merit.

Note 16- ACCUMULATED OTHER COMPREHENSIVE INCOME
         The deficit accumulated during the development stage included other accumulated comprehensive income totaling $103,396.

Note 17 -SUBSEQUENT EVENT
         Subsequent to year end the Company modified its agreement with Ocean Tire Recycling & Processing Co., Inc ("OTRP") to clarify various terms of the parties prior agreements and to obtain a commitment by OTRP to pay future lease payments on the prototype system, if necessary. The Company also exchanged its debt obligation to OTRP for 4,553,102 shares of its Common Stock, which was issued, pursuant to OTRP's request, to its principal shareholder and President.

                                   SIGNATURES

         In accordance with Section 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE TIREX CORPORATION


                                  By /s/ JOHN L. THRESHIE, JR.
                                     --------------------------------------
Date: October 20, 2000               John L. Threshie, Jr. Chairman of the Board
                                     of Directors and Chief Executive Officer

         In accordance with Section 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

      SIGNATURES                         TITLE                       DATE

PRINCIPAL EXECUTIVE OFFICER:


/s/ JOHN L. THRESHIE, JR.            Chairman of the Board     October 20, 2000
--------------------------------     of Directors and Chief
    John L. Threshie, Jr.            Executive Officer


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:


/s/ MICHAEL D.A. ASH                 Secretary, Treasurer,     October 20, 2000
--------------------------------     and Chief Financial
    Michael D.A. Ash                 and Accounting Officer


A MAJORITY OF THE BOARD OF DIRECTORS:


/s/ JOHN L. THRESHIE, JR.            Chairman of the Board     October 20, 2000
--------------------------------     of Directors
    John L. Threshie, Jr.


/s/ LOUIS SANZARO                    Director                  October 20, 2000
--------------------------------
    Louis Sanzaro


/s/ LOUIS V. MURO                    Director                  October 20, 2000
--------------------------------
    Louis V. Muro

                  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
                 REPORTS FILED PURSUANT TO SECTION 15(d) OF THE
                      EXCHANGE ACT BY NON-REPORTING ISSUERS


         No annual report or proxy materials have been sent to security-holders during the fiscal year ended June 30, 2000 or the subsequent interim period. As at the date hereof, the Company plans to furnish proxy materials relating to its annual meeting, which is presently intended to be held during the current fiscal year. All such materials will be furnished to the Commission at the same time as they are sent to securities holders.