Form 10QSB
period 2000-09-30
TIREX CORP
filed 2000-11-14
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from __________ to _________

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

Yes [X]   No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of November 7, 2000: 163,893,594 shares

         Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]

                              THE TIREX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                                TABLE OF CONTENTS

PART I

ITEM 1 - FINANCIAL INFORMATION (unaudited)                               PAGE

        The Tirex Corporation and Subsidiaries
          Consolidated Balance Sheets as of
            September 30, 2000 and 1999...................................


        Consolidated Statements of Operations
          for the three month period
            ended September 30, 2000 and 1999.............................


        Consolidated Statements of Cash Flows
          for the three month period
            ended September 30, 2000 and 1999.............................


        Notes to Financial Statements (unaudited).........................

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................


PART II

Item 1 - Legal Proceedings................................................
Item 2 - Changes in Securities and Use of Proceeds........................
Item 3 - Defaults Upon Senior Securities..................................
Item 4 - Submission of Matters to a Vote of Security Holders..............
Item 6 - Exhibits and Reports on Form 8-K.................................



          The financial statements are unaudited. However, pursuant to new SEC requirements, the financial statements have been reviewed by the Company's independent auditor. Readers are cautioned that a review engagement does not constitute an audit. Management of registrant believes that all necessary adjustments, including normal recurring adjustments, have been reflected to present fairly the financial position of registrant at September 30, 2000 and the results of its operations and changes in its financial position for the three month period ended September 30, 2000 and 1999 and for the period from inception (July 15, 1987).


                                   THE TIREX CORPORATION AND SUBSIDIARIES
                                      (A DEVELOPMENTAL STAGE COMPANY)

                                         Consolidated Balance Sheet
                                          As at September 30, 2000

                                 ASSETS                                       (Unaudited)      (Audited)
                                                                                 2000        June 30, 2000
                                                                              ------------    ------------
Current assets
  Cash and cash equivalents                                                   $     13,163    $      2,793
  Accounts receivable & notes receivable                                            11,446         129,431
  Sales tax receivable                                                              26,609          19,288
  Inventory                                                                        107,976         109,961
  R& D  tax credit receivable                                                      559,706         475,221
  Prepaid expenses and deposits                                                    103,074         106,384
                                                                              ------------    ------------
                                                                                   821,974         843,078
                                                                              ------------    ------------

Property and equipment, at cost, net of accumulated
  depreciation of $144,481                                                       2,203,838       2,223,798
                                                                              ------------    ------------

Other assets

  Prepaid expenses and deposits                                                    209,000         220,508
                                                                              ------------    ------------


                                                                              $  3,234,812    $  3,287,384
                                                                              ============    ============

                                 LIABILITY AND STOCKHOLDERS' EQUITY

Current liabilities

  Accrued liabilities                                                         $  1,030,939    $  1,187,711
  Current portion of long-term debt                                                202,761         227,516
                                                                              ------------    ------------
                                                                                 1,233,700       1,415,227

Other liabilities

  Long-term deposits                                                               143,500         143,500
  Long term debt (net of current portion)                                          383,089         393,542
  Convertible subordinated debentures                                               55,000          75,000
  Loan from officers                                                             1,244,957       2,093,954
                                                                              ------------    ------------
                                                                                 1,826,546       2,705,996
                                                                              ------------    ------------
Stockholders' equity

 Common stock,  $.001 par value, authorized
  165,000,000 shares,  issued and outstanding,
  163,443,541 shares                                                               163,444         151,133
 Class A stock;.001 par value, authorized 5,000,000
   shares issued and outstanding, 0 shares
 Additional paid-in capital                                                     21,178,003      19,364,787
 Deficit accumulated during the development stage                              (21,336,304)    (20,510,191)
 Unrealized gain on foreign exchange                                               169,423         160,432
                                                                              ------------    ------------
                                                                                   174,566        (833,839)
                                                                              ------------    ------------

                                                                              $  3,234,812    $  3,287,384
                                                                              ============    ============

                               See Notes to Consolidated Financial Statements

                                                     3

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENTAL STAGE COMPANY)

                      Consolidated Statements of Operations

                                                                                         Cumulative From
                                          Three months ending    Three months ending     March 26, 1999 to
                                          September 30, 2000     September 30, 1999     September 30, 2000
                                          -------------------    -------------------    -------------------
Revenues                                  $                 0    $                --    $         1,325,573

Cost of sales                                               0                     --              1,018,094
                                          -------------------    -------------------    -------------------

Gross profit                                                0                      0                307,479

Operations
   General and administrative                         430,957                335,654              7,886,698
   Depreciation and amortization                       17,247                143,098                157,038
   Research and development                           243,056                178,022             12,085,174
                                          -------------------    -------------------    -------------------

Total Expense                                         691,260                656,774             20,128,910
                                          -------------------    -------------------    -------------------

Loss before other income and expenses                (691,260)              (656,744)           (19,821,431)
                                          -------------------    -------------------    -------------------

Other income (expenses)
   Interest expense                                   (35,739)               (24,835)              (309,065)
   Interest income                                         --                     --                 45,443
   Income from stock options                               --                     --                 10,855
   Loss on disposal of equipment                           --                     --                 (2,240)
   Gain (loss) on foreign exchange                    (99,114)               103,777               (202,510)
                                          -------------------    -------------------    -------------------

                                                     (134,853)                78,942               (457,517)
                                          -------------------    -------------------    -------------------

Net loss                                  $          (826,113)   $          (577,832)   $       (20,278,948)
                                          ===================    ===================    ===================

Net loss per common share                 $             (0.01)   $             (0.01)   $             (0.69)
                                          ===================    ===================    ===================

Weighted average shares of common stock           114,137,838             86,698,326             29,197,534
   Outstanding                            ===================    ===================    ===================

                 See notes to Consolidated Financial Statements


                                       THE TIREX CORPORATION AND SUBSIDIARIES
                                           (A DEVELOPMENTAL STAGE COMPANY)

                              Consolidated Statements of Stockholders' Equity (Deficit)
                                                       As at September 30, 2000

                                                                                   Deficit
                                                                                 Accumulated
                                                                  Additional        During        Unrealized
                                         Common Stock              Paid-in      Developmental      Foreign
                                    Shares         Amount          Capital          Stage          Exchange          Total
                                  -----------   -------------   -------------   -------------    -------------   -------------
BALANCE AT JUNE 30, 2000         $151,133,177   $     151,133   $  19,364,787   $ (20,510,191)   $     160,432   $    (833,839)

Stock issued for services             495,500             496         253,894              --               --         254,390
Stock issued for options                   --              --              --              --               --               0
Shares issued in exchange
 for debt                          11,693,864          11,694       1,440,466              --               --       1,452,160
Conversion of debentures              121,000             121          24,079              --               --          24,200
Issuance of common stock                   --              --              --              --               --               0
Unrealized foreign exchange                --              --              --              --            8,991           8,991
Grants issued                              --              --          94,777              --               --          94,777
Net loss period                            --              --              --        (826,113)              --        (826,113)
                                  -----------   -------------   -------------   -------------    -------------   -------------

BALANCE AT SEPTEMBER 30, 2000    $163,443,541   $     163,444   $  21,178,003   $ (21,336,304)   $     169,423   $     174,566
                                 ============   =============   =============   =============    =============   =============

          See Notes to Consolidated Financial Statements

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENTAL STAGE COMPANY)

                      Consolidated Statements of Cash Flows

                                                                                                         Cumulative
                                                                                                         Period from
                                                                                                        March 26, 1993
                                                                      Three months ended                  (Date of
                                                                        September 30,                   Inception) to
                                                                 2000                  1999           September 30, 2000
                                                          ------------------    ------------------    ------------------
Operating activities:
  Net loss                                                $         (826,113)   $         (685,426)   $      (20,278,948)

  Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                       17,247               143,098               155,796
  Loss on disposal and abandonment of assets                              --                    --                22,339
  Stock issued in exchange for interest                                4,200                26,258               169,142
  Stock issued in exchange for services and expenses                 456,556               537,491             9,782,738
  Stock options issued in exchange for services                      254,725                41,552             2,825,738
  Unrealized gain on foreign exchange                                  8,991                 3,864               169,423
Change in assets and liabilities:
  (Increase) decrease  in :
    Accounts receivable
    Inventory                                                          1,985                    --              (107,971)
    Sales tax receivable                                               7,321                38,082               (11,967)
    R&D investment tax credit receivable                             (84,485)             (126,921)             (559,706)
    Other assets                                                       1,172                24,236              (335,840)

  (Decrease) increase in :
    Accounts payable and accrued expenses                            153,940              (807,420)            1,355,496
    Accrued salaries                                                  38,039               122,795               451,015
    Due to stockholders                                                   --                    --                 5,000
                                                          ------------------    ------------------    ------------------

Net cash used in operating activities                                 33,578              (682,391)           (6,357,750)
                                                          ------------------    ------------------    ------------------

Cash flow from investing activities:
  Increase in notes receivable                                      (117,985)              (18,778)             (247,416)
  Equipment                                                                0               (93,918)           (2,260,599)
  Organization cost                                                       --                    --                 6,700
  Reduction of security deposit                                           --                    --                (1,542)
                                                          ------------------    ------------------    ------------------

Net cash used in investing activities                                (98,025)             (112,696)           (2,502,857)
                                                          ------------------    ------------------    ------------------

Cash flows from financing activities:
  Loans from officers                                                     --               427,563             2,422,107
  Proceeds from deposits                                                  --                    --               143,500
  Issuance of convertible debentures                                      --                    --             1,035,000
  Proceeds from loan & leases payable                                     --               100,263               551,860
  Proceeds from issuance of stock options                                 --                    --                20,000
  Proceeds from grants                                                94,777               127,263             2,613,096
  Proceeds from issuance of common stock                                  --                    --                74,716
  Proceeds from additional paid-in capital                                --                    --             2,013,234
                                                          ------------------    ------------------    ------------------

Sub total                                                 $           94,777    $          655,089    $        8,873,513
                                                          ------------------    ------------------    ------------------

                 See Notes to Consolidated Financial Statements

                     THE TIREX CORPORATION AND SUBSIDIARIES
                          A DEVELOPMENTAL STAGE COMPANY

                Consolidated Statements of Cash Flows (continued)

                                                                                                   Cumulative
                                                                                                   Period from
                                                          Three months ended                      March 26, 1993
                                                             September 30,                     (date of Inception) to
                                                     2000                     1999               September 30,2000
                                            ----------------------   ----------------------    ----------------------
Net cash provided by financing activities   $               94,777   $              655,089    $            8,873,513
                                            ----------------------   ----------------------    ----------------------

Net (decrease) increase in cash and cash
 equivalents                                                10,370                 (139,998)                   12,906

Cash and cash equivalents - beginning
 of year                                                     2,793                  177,256                       257
                                            ----------------------   ----------------------    ----------------------

Cash and cash equivalents - end of year     $               13,163   $               37,258    $               13,163
                                            ======================   ======================    ======================

Supplemental Disclosure of Non-Cash Activities:
  In 2000 and 1999, the Company recorded an increase in common stock and in additional paid-in capital of $726,033 and $6,000, respectively, which was in recognition of the payment of debt. In 2000 and 1999 stock was issued in exchange for services performed and expenses in the amount of $463,780 and $1,338,040 respectively.

Convertible debentures were exchanged into stock totaling $20,000 during the three months ended September 30, 2000. Accrued interest of $136,206 was also converted into stock.

Supplemental Disclosure of Cash Flow Information:

   Interest paid                            $                7,456   $                6,391    $               71,392
                                            ======================   ======================    ======================

   Income taxes paid                        $                  --    $                   --    $                   --
                                            ======================   ======================    ======================

                 See Notes to Consolidated Financial Statements

                   THE TIREX CORPORATION AND SUBSIDIARIES INC.

                         (A DEVELOPMENTAL STAGE COMPANY)

Notes to Consolidated Financial Statements

Note 1 - SUMMARY OF ACCOUNTING POLICIES

         CHANGE OF NAME
         In June1998 the Company changed its name from Tirex America, Inc. to The Tirex Corporation.

         NATURE OF BUSINESS
         The Tirex Corporation and Subsidiaries (the "Company") was incorporated under the laws of the State of Delaware on August 19, 1987. The Company was originally organized to provide comprehensive health care services, but due to its inability to raise sufficient capital it was unable to implement its business plan. The Company became inactive in November 1990.

         REORGANIZATION
         On March 26, 1993, the Company entered into an acquisition agreement (the "Acquisition Agreement") with Louis V. Muro, currently a director of the Company and former officers and directors (collectively the "Seller"), for the purchase of certain technology owned and developed by the Seller (the "Technology") to be used to design, develop and construct a prototype machine and thereafter a production quality machine for the cryogenic disintegration of used tires. The Technology was developed by the Seller prior to their affiliation or association with the Company.

         DEVELOPMENTAL STAGE
         At September 30, 2000 the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

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


         The adoption of SFAS 128 had no effect on previously reported loss per share amounts for the year ended June 30, 1997. For the years ended June 30, 2000 and 1999, primary loss per share was the same as basic loss per share and fully diluted loss per share was the same as diluted loss per share. A net loss was reported in 2000 and 1999, and accordingly, in those years the denominator was equal to the weighted average of outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company's common stock, because to do so would have been anti-dilutive. Stock options for the purchase of 13,212,673 shares at June 30, 1999 and warrants for the purchase of 1,000,000 shares at June 30, 1999 were not included in loss per share calculations and neither were options to purchase 1,694,447 shares, issued under the Company's Stock Option Plan during the three-month period ended September 30, 2000, because to do so would have been anti-dilutive. Further, 4,553,102 shares of common stock issued subsequent to year end, to an employee of Ocean Tire Recycling & Processing Co., Inc were not included in loss per share calculations

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         The carrying amount of the Company's financial instruments, which principally include cash, note receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

         The fair values of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At June 30, 2000 and September 30, 2000, respectively, the carrying value of all financial instruments was not materially different from fair value.

         INCOME TAXES
         The Company has net operating loss carryovers of approximately $21.3 million as of September 30, 2000, expiring in the years 2004 through 2015. However, based upon present Internal Revenue regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock, most of this loss carryover may not be available to the Company.

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

         The Company has research and development investment tax credits receivable from Canada and the Province of Quebec amounting to $559,706 at September 30, 2000 compared to $475,221 as of June 30, 2000.

         FOREIGN EXCHANGE
         Assets and liabilities of the Company, which are denominated in foreign currencies, are translated at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average rates throughout the year.

         REVENUE RECOGNITION
         Revenue is recognized when the product is shipped to the company.

Note 2 - GOING CONCERN
         As shown in the accompanying financial statements, the Company incurred a net loss of $5,548,829 during the year ended June 30, 2000 and an additional net loss for the three-month period ended September 30, 2000 in the amount of $826,113.

         In March 1993, the Company was still in the development stage and had developed a new Business Plan. As at June 30, 2000 the Company had constructed a production quality machine for the cryogenic disintegration of used tires, but continues to engage in research and development activities on this machine in an effort to enhance its performance. As of September 30, 2000, Management considers the Company to be still in the development stage.

         The ability of the Company to continue as a going concern is dependent on the success of its marketing its TSC Plants, and /or raising funds through equity sales, bank loans, governmental grants or a combination of these. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - FINANCING COSTS
         During the year ended June 30, 1999 the Company incurred $158,255 in connection with debt financing. These costs have been capitalized in other assets and are being amortized over the terms of the financing. Amortization of financing costs for the year ended June 30, 2000 and 1999 was $125,291 and $32,964, respectively, reducing this account balance to zero. Thus there were no deferred financing costs to amortize during the three-month period ended September 30, 2000.

Note 4 - PROPERTY AND EQUIPMENT

         As of September 30, 2000 plant and equipment consisted of the following:

         Furniture, fixtures and equipment                $  196,339

         Leasehold improvements                              171,940

         Construction in progress - equipment              2,000,000
                                                          ----------
                                                           2,368,279

         Less accumulated depreciation and amortization      144,481
                                                          ----------
                                                          $2,223,798
                                                          ==========

         Depreciation and amortization expense charged to operations was $67,717 and $42,770 for the years ended June 30, 2000 and 1999, respectively. For the three-month period ended September 30, 2000, depreciation and amortization amounted to $17,247.

NOTE 5 - LONG-TERM DEBT   SEPTEMBER 30, 2000 Federal Office of Regional

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

         Loan payable over five years commencing June 2000 due
         June 2004                                                        64,648

         Loan payable over five years, commencing June 2001, due
         2005                                                             60,020

         Loan payable in amounts equal to 1% of annual sales in
         Spain through June 30, 2007                                      13,610

         Loan payable in amounts equal to 11/2% of annual sales
         in Spain and Portugal through June 30, 2004                      46,079
                                                                      ----------
                                                                         524,609

         Less: current portion 204,754
                                                                      $  319,855
                                                                      ==========

         Minimum principal repayments of each of the next five years as follows:

               2000                                             $  204,754
               2001                                                157,033
               2002                                                 29,243
               2003                                                 37,555
               2004                                                 96,024
                                                                ----------
                                                                $  524,609
                                                                ==========

Note 6 - CAPITALIZED LEASE OBLIGATIONS
         The Company leases certain equipment under agreements classified as capital leases. The cost and the accumulated amortization for such equipment as of June 30, 2000 and 1999 was $90,233 and $122,609,
         respectively.

         The following is a schedule by years of future minimum lease payments under capital leases of equipment together with the obligations under capital leases (present value of future minimum rentals) as of June 30, 2000.

                 Years Ended
                  June 30,

                    2001                                     $    21,056
                    2002                                          28,075
                    2003                                          28,075
                    2004                                          20,955
                                                             -----------
              Total minimum lease payments                        98,161
              Less amount representing interest                    8,731
                                                             -----------
              Total obligations under capital lease               89,460
              Less current installments of obligations
               under capital leases                               22,762
                                                             -----------
              Long-term obligation under capital leases,
               with interest rate of 9.3%                    $    66,668
                                                             ===========

Note 7 - CONVERTIBLE SUBORDINATED DEBENTURES

         Convertible subordinated debentures consist of the following:

                                                   TYPE B

         Balance at September 30, 2000             $ 55,000

         Interest rate                             10%

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

         During the three months ended September 30, 2000, $20,000 of convertible debentures were converted.

Note 8 -  RELATED PARTY TRANSACTIONS
          The Company entered into various employment agreements with former executive officers and general Counsel whereby the Company was obligated to pay a total of $565,000 a year plus benefits. All of the employment agreements called for terms ranging from 3 - 8 years. In addition to the employment services, the officers agree not to compete with the Company for the two year period following the termination of employment. If an officer is terminated other than for cause or for "good reason", the terminated officer will be paid twice the amount of their base salary for twelve months. During the year ended June 30, 1999, two employees were terminated and received severance pay totaling $500,000 which was paid in shares of the company's common stock. The employees also received options to buy 4,000,000 shares of stock for par value or $4,000. The options were exercised July 31, 1999. The value of the options were recorded as paid in capital at June 30, 1999 for 50% of the average price of the stock or $381,600.

          Various loans are due to the officers totaling $1,244,957. In the past, such loans have been repaid through the issuance of stock.

          Various Notes Receivable from officers separately reported on the audited Balance Sheet as of June 30, 2000, plus accrued interest thereon, were offset against amounts due to these officers as of September 30, 2000.

          Deposits payable included an amount of $118,500 which are payable to companies which are owned by a director of the Company.

Note 9 -  EXCHANGE OF DEBT FOR COMMON STOCK
          During the three-month period ended September 30, 2000, the Company recorded an increase in common stock and additional paid-in capital of $1,825,527 representing issuances of stock in lieu of cash payments for debts owed. During the year ended June 30, 2000, the Company recorded increases in common stock and paid-in capital of $389,898, which was in recognition for the exchange of common stock for debts owed.

Note 10 - COMMON STOCK
          During the three-month period ended September 30, 2000, the Company issued common stock to individuals in exchange for services performed totaling $470,063. During the years ended June 30, 2000 and 1999, the Company issued common stock to individuals in exchange for services performed totaling $2,246,631 and $2,759,744, respectively. Included in these amounts are payments to officers of the Company and for present and former legal counsel in exchange for salary and consulting in the amount of $1,115,784 and $2,210,502, respectively. Also included in the amounts paid in stock during the year ended June 30, 1999 was an amount paid to an officer totaling $406,250 in respect of an officer's release of rights to serve as a distributor of TCS-1 Plants in North America or to receive commissions in connection with sales of TCS-1 Plants made by the Company in North America. The dollar amounts assigned to such transactions have been recorded at the fair value of the services received, because the fair value of the services received was more evident than the fair value of the stock surrendered.

Note 11 - STOCK OPTION
          On May 19, 1995, the Company sold to a director of the Company an option to purchase 20,000 shares of Cumulative Convertible Preferred Stock at an exercise price of $10 per share, exercisable during the two-year period beginning May 19, 1995, and ending May 18, 1997. The director paid $20,000 for the option. The terms of the Preferred Stock purchasable under the option call for cumulative cash dividends at a rate of $1.20 per share and conversion into 2,000,000 or more shares of common stock. The conversion to common stock ratio varies depending on when the conversion is made. At May 29, 1997, the exercise period was extended until May 18, 1999. During the year ended June 30, 1999, the director exercised the option to buy 1,234,567 shares of common stock for $40,000. The balance of these options have expired.


          During the three-month period ended September 30, 2000, the Company issued stock options in compensation for services rendered valued at


                COMPENSATORY COMMON STOCK OPTIONS                              Compensation
                                                                               Cost For the
                                                                               Three Months
                                                                                   Ended
                                                       Number of Shares      September 30, 2000
                                                     --------------------    ------------------
            Balance at July 1, 2000                                    --                    --

            Stock options expiring during the
              three months ended September 30, 2000             1,694,447               365,306
                                                     --------------------    ------------------

            Balance at June 30, 2000                            1,694,447               365,306
                                                     --------------------    ------------------

          An Employee Stock Option, Awards and Grants Plan was adopted in June of 2000. In the three-month period ended September 30, 2000, the Company issued stock options to purchase an aggregate amount of 1,694,447 shares for an aggregate of $365,306. In addition, the Company issued 7,000,000 shares of Common Stock in the form of grants for an aggregate of $712,343. No awards have been given to date.

Note 12 - ACQUISITION BY MERGER OF RPM INCORPORATED
          During November 1997, the Company entered into a merger agreement with RPM Incorporated ("RPM"). The Company acquired all of the assets and liabilities of RPM by acquiring all of the outstanding common stock of RPM in exchange for common stock in the Company on a unit for unit basis. RPM ceased to exist following the exchange.

          The assets and liabilities acquired by the Company from RPM consisted of the proceeds from the sale of debentures as well as the debentures of $535,000. The financing fees on the issuance of the debentures totaling $61,755 were included in the statement of operations for the year ended June 30, 1998. A total of 535,000 shares were issued as a result of the merger valued at $16,050. A total of $16,050 was received for this stock.

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

Note 13 - GOVERNMENT ASSISTANCE
          The Company received financial assistance from Revenue Canada and Revenue Quebec in the form of scientific research tax credit. During the year ended June 30, 2000 the Company received approximately $395,683, which has been recorded as paid in capital. During the three-month period ended September 30, 2000, the Company recorded additional tax credits receivable in the amount of $84,485, bringing the reported balance of tax credits receivable from $475,221 as of June 30, 2000 to $559,706 as of September 30, 2000.

Note 14 - COMMITMENTS
          The Company leases office and warehouse space at an annual minimum rent of $82,000 for the first year, $169,000 for the second year and $211,000 per year for the third through the fifth year. The lease expires 2003. The Company is also responsible for its proportionate share of any increase in real estate taxes and utilities. Under the terms of the lease, the Company is required to obtain adequate public liability and property damage insurance. The minimum future rental payments under this lease are as follows:

                         June 30,                              Amount
                         --------                            ----------
                         2001                                $  153,075
                         2002                                   204,100
                         2003                                   170,100
                                                             ----------

                                                             $  527,275
                                                             ==========

          Rental expense for the year ended June 30, 2000 and 1999 amounted to $176,900 and $111,930, respectively. One of these leases contains a second ranking moveable hypothec in the amount of $300,000 on the universality of the corporation's moveable property.

          For the three-month period ended September 30, 2000, the rent for the factory, warehouse and office space, converted to US dollars amounted to $58,294.

Note 15 - CONTINGENCY
          The Company is involved with a lawsuit with a prior consultant. The complaint alleged that the Company breached its consulting agreement by failing to pay compensation due there under and sought damages in the amount of $221,202 including interest and legal costs. The Company filed a counter claim for fraud, breach of contact and unjust enrichment on the part of the consultant. The Company sought relief consisting of compensatory damages in the amount of $28,800 and cancellation of the stock certificate issued to the plaintiff for 263,529 shares; a declaratory judgment that the consulting agreement is of no force and effect; punitive damages; and interest and legal costs. The Company's position is that it has viable defenses and counterclaims respecting this lawsuit.

Note 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME
          The deficit accumulated during the development stage included other accumulated comprehensive income totaling $103,396.

Note 17 - SUBSEQUENT EVENT
          Subsequent to June 30, 2000, the Company modified its agreement with Ocean Tire Recycling & Processing Co., Inc ("OTRP") to clarify various terms of the parties prior agreements and to obtain a commitment by OTRP to pay future lease payments on the prototype system, if necessary. The Company also exchanged its debt obligation to OTRP for 4,553,102 shares of its Common Stock, which was issued, pursuant to OTRP's request, to its principal shareholder and President, as well as other consideration, including a grant of shares to an employee of OTRP who is also a director of the Company.

          On November 2, 2000, the Chancery Court of the State of Delaware dismissed the legal actions initiated against the Compnay by IM(2) and David Sinclair, which suits had alleged breach of contract and fraud.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the three month period ended September 30, 2000. This discussion also includes events which occurred subsequent to the end of such quarter and contains both historical and forward- looking statements. When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

         The first three quarters of Fiscal 2000 were devoted primarily to the completion of the Company's prototype TCS-1 System such that the Company would have a demonstrable technology and thus the capability of concluding sales agreements. While the Company would have preferred a more rapid progression to the commercial stage, limitations on the availability of financial resources imposed a more modest climb toward the Company's goal. It was not until the beginning of March 2000 that the Company was in a position to state that its tire recycling technology was ready for replication and thus commercialization. Thus, while the Company now has a demonstrable technology to demonstrate to potential customers, the Company nonetheless considers that it is still in the very early stages of marketing and fabricating or arranging to have fabricated the two versions of its patented cryogenic scrap tire recycling equipment (the "TCS System").

         The Company is still in the very early stages of the business of organizing the manufacturing of its patented cryogenic scrap tire recycling equipment (the "TCS System"). Management is currently negotiating potential sales agreements and possible manufacturing agreements, the effect of which, should negotiations be successful, would be that commencement of full-scale commercial fabrication of TCS Systems would occur in the near future.

         With respect to the US market, the Company signed a License Agreement in November 1999 with Ocean Equipment Manufacturing and Sales Co. (OEMS) of New Jersey for the marketing and for the manufacturing, installation and service of Tirex tire recycling systems. This agreement covers the entire US market. The Company will receive a royalty for each system sold, subject to adjustments respecting actual manufacturing costs. As of November 1, 2000, OEMS had not yet concluded any sales of TCS Systems to independent parties.

         The Company has signed Memoranda of Understanding or letters of Intent with numerous Asian and European groups outlining the intentions of the parties to enter into purchase and sale agreements respecting TCS Systems. While the Company is confident that purchase contracts will result from one or more of these Memoranda, no guarantees can be given that such purchase contracts will actually be signed or that even if signed, the Company would realize a profit from such contracts.

         Because of the lengthy delay preceding the commencement of commercial operations, the Company has had to, and will in the near future be forced to continue to, cover its overhead costs from sources other than revenues from operations. As of November 1, 2000, the Company estimates that overhead costs from July 1, 2000 until the date that adequate revenues could be generated from operations to cover its overhead costs, will be approximately $400,000.

LIQUIDITY AND CAPITAL RESOURCES

         The activities of the Company since its formation in 1987 and the inception of its current business in 1993 have been financed by sources other than operations. Such financing was principally provided by the sale of securities in private transactions and by additional capital investments by directors, officers and employees. During the three-month period which ended March 31, 2000, directors, officers, employees and consultants made direct cash investments into the Company for an amount of $80,690.

         As reported in previous 10-KSB filings, the Company received financial assistance by way of loans and grants from the governments of Canada and of Quebec, directly or through agencies thereof, for the design and development of the TCS-1 Plant and for export market development. Briefly, they have included the following (note that conversions to the US Dollar were made at 70(cent) which was the approximate prevailing rate at the time such loans and grants were received:)

                                                                           Actual Cash Received
                                                                        -------------------------
                                       Type of                                             US$
Source                               Assistance          Purpose        Cdn$ Amount    Equivalent
------                              --------------    ------------      -----------    ----------
Government of Canada

   Industrial Recovery              Interest-free     Construct          $ 500,000     $ 350,000
Program for Southwest               loan              prototype
Montreal                                              TCS-1

   Innovation, Development          Interest-free     Market Study       $  20,000     $  14,000
& Entrepreneurship Assistance       loan              - Iberian
Program (IDEA) (#1)                                   Peninsula

   IDEA (#2)                        Interest-free     Market Study       $  20,000     $  14,000
                                    loan              for India

   IDEA (#3)                        Interest-free     US market for      $  95,000     $  66,500
                                    loan              crumb rubber

   IDEA (#4)                        Interest-free     Market             $  95,000     $  66,500
                                    loan              development
                                                      in Iberia

   IDEA (#5)                        Interest-free     Use of crumb       $  98,000     $  68,600
                                    loan              rubber in
                                                      thermoplastic
                                                      compounding

Government of Quebec

   Recyc-Quebec                     Grant             Construct          $  75,000     $  52,500
                                                      prototype
                                                      TCS-1

         Repayment of the loans received under the Industrial recovery Program for Southwest Montreal (IRPSWM), and the Innovation, Development & Entrepreneurship Assistance Program (IDEA), noted above, are as per the following table. Note that the IDEA loans designated above as #1, #2 and #4 provide for repayment as a percentage of sales; there is no fixed repayment schedule. In each case, the percentage is used to compute an amount payable to the Government of Canada under these loans as a function of gross sales in a specified territory, these being the Iberian Peninsula for IDEA #2 and #4 and India for IDEA #2. If sales do not result in the specified territories, no repayment of the loan is required. In all three cases, the amount which results from the multiplication of the percentages by the gross sales is capped at the actual amount of money lent to the Company. Only IDEA #3 and IDEA #5 have fixed repayment schedules.

         The following amounts are in Canadian Dollars. US Dollar equivalents follow using a 66(cent) equivalent which is the approximate current exchange rate versus the Canadian dollar:

Loan                    Now Due      FY 2001     FY 2002      FY 2003     FY 2004      FY 2005
----                    -------      -------     -------      -------     -------      -------
IRPSWM                 $100,000     $150,000    $200,000
IDEA #3                  $6,333      $12,666     $18,999      $25,333     $31,666
IDEA #5                               $6,533     $13,067      $19,600     $26,133      $32,667
TOTAL (Cdn$)           $106,333     $169,199    $232,066      $44,933     $57,799      $32,667
US$ equivalent          $70,180     $111,671    $153,164      $29,656     $38,147      $21,560

         The Company is presently negotiating with various financial and operating companies concerning the possible investment by such companies in Tirex. As of this date, none of those negotiations have been completed or have resulted in a definitive agreement. Also, the Company is in discussions with a major tire manufacturer concerning a possible working relationship, or strategic investment by that Company into Tirex. There is no assurance that any such relationship will be established.

         Whether or not the funds, which the Company obtains from any of the above proposed sources will be sufficient to enable the Company to reach a profitable operating stage will be entirely dependent upon the amount of such financing which the Company is actually able to raise and the as yet unproven ability of the TCS System to operate continuously on a long-term commercial basis in accordance with its anticipated performance specifications.

         Any failure or delay in the Company's receipt of the proposed financing would be directly reflected in a commensurate delay or failure in the commencement of full-scale manufacturing and / or sales of TCS Systems. It should be noted also that the period of time during which any funds raised will be available to cover normal overhead costs could be significantly reduced if the Company is required to make substantial, presently unanticipated, expenditures to correct any further flaws or defects in the design or construction of the TCS System, which could manifest themselves over the next several months. Given the early stage of the transition of the Company from that of a developmental stage company to a fully commercial stage operation, it is impossible at this time to estimate with any certainty the amount of incoming cash flow from operations, if any, during the next twelve months.

         In order for the Company to continue to pay its general and administrative expenses in the future, it must raise funds from the sale of securities, receive loans from its officers and directors, or obtain financing from other sources. In order to conduct further research on its existing or future products, it will continue to depend principally on various governmental financing assistance programs.

         In the event that the Company does not succeed in the private sale of securities, nor that an investment from a strategic alliance partner is received, there can be no assurance that the Company will be able to obtain outside financing on a debt or equity basis on terms favorable to it, if at all. In the event that there is a failure in any of the finance-related contingencies described above, the funds available to the Company may not be sufficient to cover the costs of its operations, capital expenditures and anticipated growth during the next twelve months. In such case, the Company may wish to raise funds through a public offering, which would require it to locate a broker-dealer, willing to underwrite a public offering of the Company's securities. At this time, the Company is not able to give any assurances that, in such event, it will be successful in locating an underwriter or that its efforts will ultimately result in a public offering. If the proceeds from the above described potential sources of funding should be insufficient for the Company's requirements and it is not able to effect a public offering of its securities within the next twelve months, or find other sources of alternate funding, the Company's financial position and its prospects for developing a profitable business operations would be materially adversely affected. The Company does not presently have the funds necessary to manufacture any of its TCS-1 systems and must therefore depend on potential customers or other financial sources for such working capital. Also, at present the Company does not have the funds on hand required to defray the administrative expenses expected to be incurred in fiscal year 2001.

         As at September 30, 2000, the Company had total assets of $3,234,812 as compared to $4,435,305 at September 30, 1999 reflecting a decrease of $1,200,493, and a decrease of $52,572 versus total assets as of the last fiscal year-end, June 30, 2000, which total amounted to $3,287,384. Management attributes the decrease from September 30, 1999 to September 30, 2000 primarily to the following factors: (i) a decrease of $519,919 in Tax Credits Receivable from the balance as of September 30, 1999 in the amount of $1,079,625 to the September 30, 2000 balance of $559,706, and (ii) a reduction of prepaid expenses and deposits from the balance as of September 30, 1999 in the amount of $555,313 to $103,074 as of September 30, 2000, a decrease of $452,239. The reduction in total assets of $52,572 from June 30, 2000 to September 30, 2000 is primarily attributable to the reduction in accounts and notes receivable from $129,431 as of June 30, 2000 to $11,446 as of September 30, 2000, a difference of $117,985, reflecting the offset of certain receivables against current payables to the same persons. The reduction in accounts and notes receivable was offset by an increase in tax credits receivable in the amount of $84,485, the difference from the June 30, 2000 balance of $475,221 versus the September 30, 2000 balance of $559,706. This increase in tax credits receivable reflects the continuing commitment of the Company to its research and development efforts.

         As of September 30, 2000, the Company had total liabilities of $3,060,246 as compared to $3,952,008 at September 30, 1999, reflecting a decrease in liabilities of $891,762. Total liabilities as of the end of June 30, 2000 (Fiscal 2000) were $4,121,223 which is $1,060,977 greater than the $3,060,246 balance as of September 30, 2000. The difference in total liabilities between September 30 1999 and June 30, 2000 reflected a marginal increase of $169,215. The decrease of $1,060,977 occurred during the three-month period ended September 30, 2000 and was almost entirely reflected by the decrease in amounts due to officers in the amount of $848,997, from the balance as of June 30, 2000 in the amount of $2,093,954 to the September 30, 2000 balance of $1,244,957. This reduction was the result of conversions of debt obligations into common stock.

         Reflecting the foregoing, the financial statements indicate that as at September 30, 2000, the Company had a working capital deficit (current assets minus current liabilities) of $411,726 and that as at September 30, 1999, the Company had a working capital deficit of $560,876. The difference in the working capital deficit from September 30, 1999 to September 30, 2000 thus shows a reduction of $149,150, most of which can be attributed to a reduction in notes payable.

         The Company currently has only limited material assets and very limited liquidity. The success of the Company's tire recycling equipment manufacturing business, and its ability to continue as a going concern will be dependent upon the Company's ability to obtain adequate financing to commence profitable, commercial manufacturing and sales activities and the TCS-1 Plant's ability to meet anticipated performance specifications on a continuous, long term, commercial basis.

RESULTS OF OPERATIONS

         As noted above, the Company is presently in the very early stages of the business of manufacturing and selling TCS-1 Plants. The Company intends to begin manufacturing TCS Systems on commercial basis imminently, upon the eventual receipt of a firm purchase order. The Company had $390,848 of gross sales during Fiscal 1999, but, with the halting of operations in the rubber mat molding, the Company has not generated any gross sales during Fiscal 2000. Unless and until the Company successfully develops and commences TCS System manufacturing and sales operations on a full-scale commercial level, it will continue to generate no or only limited revenues from operations. Except for the foregoing, the Company has never engaged in any significant business activities.

         The financial statements which are included in this Report reflect total general and administrative expenses of $430,957 for the three-month period ended September 30, 2000 versus $335,654 for the same three-month period ended September 30, 1999, reflecting an increase of $95,303. The primary reasons for this increase relate to increased personnel expenses related to the Company's efforts to properly establish and position itself for full commercial scale manufacturing and to issuances of shares in lieu of cash to consultants for assistance in establishing the marketing and manufacturing capability of TCS Systems.

         Management believes that the amounts accrued to date in respect of the shares issued to compensate the executive officers and consultants reflect the fair value of the services rendered, and that the recipients of such shares accepted such shares at a discount from the then current market price. Management believes that the discount is warranted due to the fact that there are often restrictions on the transfer of said shares arising out of the absence of registration, and the uncertainty respecting the Company's ability to continue as a going concern.

         From inception (July 15, 1987) through March 31, 2000, the Company has incurred a cumulative net loss of $21,336,304. Approximately $1,057,356 of such cumulative net loss was incurred, prior to the inception of the Company's present business plan, in connection with the Company's discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced its proposed health care operations and therefore, generated no revenues therefrom.

         PART II

         OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         On November 2, 2000, the Chancery Court of the State of Delaware dismissed the legal actions initiated against the Company by IM2 and David Sinclair Insert IM2, which suits had alleged breach of contract and fraud.

         The Company is involved with a lawsuit with a prior consultant. The complaint alleged that the Company breached its consulting agreement by failing to pay compensation due there under and sought damages in the amount of $221,202 including interest and legal costs. The Company filed a counter claim for fraud, breach of contact and unjust enrichment on the part of the consultant. The Company sought relief consisting of compensatory damages in the amount of $28,800 and cancellation of the stock certificate issued to the plaintiff for 263,529 shares; a declaratory judgment that the consulting agreement is of no force and effect; punitive damages; and interest and legal costs. The Company's position is that it has viable defenses and counterclaims respecting this lawsuit.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         "During the first quarter of fiscal 2001, a total of 12,310,364 shares were issued. Of this number, 3,234,789 shares were issued in lieu of salaries and consulting fees"; 121,000 shares were issued pursuant to debenture conversion rights; 8,502,438 shares were issued in exchange for outstanding loan obligations 400,000 shares were issued in consideration for the settlement of a legal dispute and 52,137 shares were issued to a Director in lieu of cash reimbursement for Company expenses paid by that Director. The total of all these shares issued during the three months ended September 30th was 12,310,364. All but 305,226 shares of the total number issued of 12,310,364 were issued either under the Company Stock Option Plan or under an S-8. The 305,226 shares were issued with a restrictive legend.

BASIS FOR SECTION 4(2) EXEMPTION CLAIMED

         Except for 11,484,138 shares registered pursuant to Form S-8, all other shares of common stocks issued by the Registrant were issued in reliance on an exemption from the registration requirements of Section 5 of the Securities Act of 1933 reason of Section 4(2) of that Act.

     SHARE ISSUANCES DURING THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000

NUMBER OF
PERSONS        REASON FOR ISSUANCE                              SHARES ISSUED

6              In lieu of salaries and consulting fees              2,456,029

5              In lieu of independent consultant fees                 451,804

1              To Corporate Counsel for fees                          379,093

0              For goods and services received                            nil

2              Debenture conversions including interest               121,000

4              In lieu of loan repayments                           8,502,438

1              Settlements (BHA)                                      400,000

19             TOTAL                                               12,310,364

         Subsequent to September 30 and through November 1, 2000 a total of 450,053 additional shares of common stock were issued to the Company's President John Threshie in lieu of unpaid compensation and in for consideration for loans made by Mr. Threshie to the Company, and to a technical consultant under the terms of his consulting contract.

         The total number of shares issued and outstanding as of November 8, 2000 is 163,893,594

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         During the period January 7, 1998 through May 11, 1998, the Company issued an aggregate of $535,000 of convertible, subordinated debentures bearing interest at the rate of 10% which are due two (2) years from their respective dates of issuance. Interest thereon was due and payable semi-annually commencing six months from the issuance date of such debentures. As of November 1, 2000, the Company was in arrears on interest payments accrued on outstanding debentures having a principal amount of US$55,000, since their issuance. On debentures converted since December 1999, interest was capitalized and thence converted into equity.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In accordance with the Delaware General Corporation Law, Section 228(a), on July 9, 1998, the holders of record of approximately 50.7% of the issued and outstanding shares of common stock, $.001 par value, of the issuer, in person or by proxy, by their consent in writing authorized, approved and adopted a resolution respecting the amendment of the issuer's certificate of incorporation. Pursuant thereto, effective July 10, 1998, the Certificate of Incorporation of the Company was amended to increase the amount of capital stock of the Company from 69,900,000 shares of Common Stock, par value $.001 per share and 100,000 shares of Open Stock, par value $.001 per share; to 115,000,000 shares of Common Stock, par value $.001 per share and 5,000,000 shares of Class A Stock, par value $.001 per share. The Board of Directors has the power to designate the Class A Stock in one or more classes and/or series, with such rights and preferences as the Board of Directors shall determine. In January of the Year 2000, following approval in December 1999 by more than 50% of the shareholders, and in accordance with the Delaware General Corporation Law, the Company's charter was amended to increase the authorized number of shares to 165,000,000, par value $0.001.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE TIREX CORPORATION

Date: November 14, 2000              By  /s/ JOHN L. THRESHIE, JR.
                                         --------------------------------------
                                          John L. Threshie, Jr. President


Date: November 14, 2000              By  /s/ MICHAEL ASH
                                         --------------------------------------
                                          Michael Ash, Treasurer and
                                          Chief Accounting and Financial Officer