Form 10QSB
period 2000-12-31
TIREX CORP
filed 2001-02-08
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of January 31, 2000: 164,991,687 shares

         Transitional Small Business Disclosure Format (check one):
Yes [ ]   No  [X]

                              THE TIREX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL INFORMATION (unaudited)                                  Page


         The Tirex Corporation and Subsidiaries
           Consolidated Balance Sheets as of
             December 31, 2000 and June 30, 2000............................  2

         Consolidated Statements of Operations
           for the three month period
             ended December 31, 2000 and 1999...............................  3

         Consolidated Statements of Cash Flows
           for the three and six month periods
             ended December 31, 2000 and 1999...............................  4

         Notes to Financial Statements (unaudited)..........................  5

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................... 13

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.................................................. 18
Item 2 - Changes in Securities and Use of Proceeds.......................... 18
Item 3 - Defaults Upon Senior Securities.................................... 19
Item 4 - Submission of Matters
            to a Vote of Security Holders................................... 20
Item 6 - Exhibits and Reports on Form 8-K................................... 20

         The financial statements are unaudited. Management of registrant believes that all necessary adjustments, including normal recurring adjustments, have been reflected to present fairly the financial position of registrant at December 31, 2000 and the results of its operations and changes in its financial position for the three month and six month periods ended December 31, 2000 and 1999 and for the period from inception (July 15, 1987).

                              THE TIREX CORPORATION
                           A DEVELOPMENT STAGE COMPANY

                           CONSOLIDATED BALANCE SHEET
                             AS AT DECEMBER 31, 2000
                    -----------------------------------------

                                                                  (UNAUDITED)      (AUDITED)
                                                                  DECEMBER 31,      JUNE 30,
                                                                     2000            2000
                                                                  ------------    ------------

                                     ASSETS
Current Assets
  Cash and cash equivalents                                       $     11,455    $      2,793
  Accounts receivable and notes receivable                              11,498         129,431
  Sales taxes receivable                                                26,900          19,288
  Inventory                                                            105,829         109,961
  Research and Development tax credit receivable                       640,242         475,221
  Prepaid expenses and deposits                                        113,865         106,384
                                                                  ------------    ------------
                                                                       909,789         843,078

Property and equipment, at cost, net of
  accumulated depreciation of $158,136                               2,190,422       2,223,798
                                                                  ------------    ------------

Other assets

  Prepaid expenses and deposits                                        197,000         220,508
                                                                  ------------    ------------


                                                                  $  3,297,211    $  3,287,384
                                                                  ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued liabilities                        $    999,144    $  1,187,711
  Current portion of long-term debt                                    197,131         227,516
                                                                  ------------    ------------
                                                                     1,196,275       1,415,227

Other liabilities
  Long-term deposits and notes                                         198,500         143,500
  Long-term debt (net of current portion)                              379,044         393,542
  Convertible subordinated debentures                                       --          75,000
  Convertible loans                                                  1,658,522       2,093,954
                                                                  ------------    ------------
                                                                     2,236,066       2,705,996
                                                                  ------------    ------------

                                                                     3,432,341       4,121,223
                                                                  ------------    ------------
Stockholders' Equity (Deficit)
  Common stock,  $.001 par value, authorized
   165,000,000 shares, issued and outstanding
   164,991,687 shares                                                  164,992         151,133
  Class A stock; .001 par value, authorized 5,000,000
   shares; issued and outstanding 0 shares
  Additional paid-in capital                                        21,493,324      19,364,787
  Deficit accumulated during the development stage                 (21,937,438)    (20,510,191)
  Unrealized gain on foreign exchange                                  143,992         160,432
                                                                  ------------    ------------
                                                                      (135,130)       (833,839)
                                                                  ------------    ------------

                                                                  $  3,297,211    $  3,287,384
                                                                  ============    ============

                                                THE TIREX CORPORATION
                                             A DEVELOPMENT STAGE COMPANY
                                        CONSOLIDATED STATEMENT OF OPERATIONS
                                    --------------------------------------------
                                                     (UNAUDITED)

                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                         DECEMBER 31                      DECEMBER 31              CUMULATIVE FROM
                                ------------------------------    -----------------------------   MARCH 26, 1993 TO
                                    2000             1999             2000              1999      DECEMBER 31, 2000
                                -------------    -------------    -------------    -------------  -----------------
Revenues                        $          --    $          --    $          --    $          --    $   1,325,573

Cost of Sales                              --               --               --               --        1,018,094

                                -------------    -------------    -------------    -------------    -------------

Gross profit                               --               --               --               --          307,479
                                -------------    -------------    -------------    -------------    -------------

Operations

  General and administrative          409,242          434,989          840,199          770,643        8,295,940
  Depreciation and amortization        15,111          149,060           32,358          292,158          172,149
  Research and development            190,149          247,335          433,205          425,357       12,275,323
                                -------------    -------------    -------------    -------------    -------------

Total Expense                         614,502          831,384        1,305,762        1,488,158       20,743,412
                                -------------    -------------    -------------    -------------    -------------

Loss before other
  expenses (income)                  (614,502)        (831,384)      (1,305,762)      (1,488,158)     (20,435,933)
                                -------------    -------------    -------------    -------------    -------------

Other expenses (income)
  Interest expense                      5,794           17,754           41,533           43,144          314,859
  Interest income                                                            --                           (45,443)
  Income from stock options                                                  --                           (10,855)
  Loss on disposal of equipment         2,309                             2,309                             4,549
  Loss (gain) on
   foreign exchange                   (21,471)         (72,791)          77,643          (69,529)         181,039
                                -------------    -------------    -------------    -------------    -------------

                                      (13,368)         (55,037)         121,485          (26,385)         444,149
                                -------------    -------------    -------------    -------------    -------------

Net loss                        $    (601,134)   $    (776,347)   $  (1,427,247)   $  (1,461,773)   $ (20,880,082)
                                =============    =============    =============    =============    =============

Net loss per common share       $       (0.01)   $       (0.01)   $       (0.01)   $       (0.02)   $       (0.64)
                                =============    =============    =============    =============    =============

Weighted average of common
  shares outstanding              114,911,911       87,453,671      114,911,911       87,453,671       32,863,816
                                =============    =============    =============    =============    =============

                                                        THE TIREX CORPORATION
                                                     A DEVELOPMENT STAGE COMPANY
                                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                          ------------------------------------------------
                                                             (UNAUDITED)

                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                         DECEMBER 31                      DECEMBER 31           CUMULATIVE FROM
                                                  ----------------------------    ----------------------------  MARCH 26, 1993 TO
                                                      2000           1999            2000             1999     DECEMBER 31, 2000
                                                  ------------    ------------    ------------    ------------ ------------------
Operating activities

Net  loss                                         $   (601,134)   $   (776,347)   $ (1,427,247)   $ (1,461,773)   $(20,880,082)
                                                  ------------    ------------    ------------    ------------    ------------

Adjustments to net loss for non-cash items-
     Depreciation and amortization                      15,111         149,060          32,358         292,158         170,907
     Loss on disposal or abandonment of assets           2,309           2,309          24,648          22,339
     Stock issued in lieu of payment                    96,609         335,865         379,408      13,723,224      13,626,615
     Unrealized gain (loss) on foreign exchange        (25,431)         22,926         (16,440)         19,062         143,992
     Other non-cash items                               12,000              --              --              --          12,000

Changes in current assets and liabilities-
(Increase) decrease in:
     Account receivable and notes receivable               (52)          4,093        (117,933)        (14,685)       (247,468)
     Inventory                                           2,147        (227,391)          4,132        (227,391)       (107,814)
     Sales tax receivable                                 (291)         22,480          (7,612)         60,562         (12,258)
     R & D investment tax credit receivable            (80,536)        672,236        (165,021)        545,315        (640,242)
     Other assets                                       25,209          15,954          (7,481)       (125,593)       (328,606)
(Decrease) increase in:
     Accounts payables and accrued liabilities         (31,794)       (529,199)       (188,566)       (986,181)      1,774,717
     Current portion of long-term debt                 (66,968)        (37,893)        (55,723)        (39,097)        (66,968)
                                                  ------------    ------------    ------------    ------------    ------------

Net cash used in operating activities                 (652,821)       (684,081)     (1,611,359)     (1,558,215)     (6,433,950)
                                                  ------------    ------------    ------------    ------------    ------------

Investing activities

Cash flow from investing activities-
     Proceeds from sale of equipment                    25,000         167,567           1,018              --          25,000
     Acquisition of equipment                          (23,305)             --              --         (69,449)     (2,257,244)
     Other assets                                           --          23,926          23,508        (189,709)         (1,542)
                                                  ------------    ------------    ------------    ------------    ------------

Net cash used in investing activities                    1,695         191,493          24,526        (259,158)     (2,233,786)
                                                  ------------    ------------    ------------    ------------    ------------

Financing activities

Cash flow from financing activities-
     Convertible loans                                 413,565         539,999        (435,432)        967,562       1,991,675
     Long-term debt                                     21,294        (205,156)         10,841          29,466         573,154
     Long-term deposits and notes                       55,000         198,500         143,500
     Convertible debentures                            (55,000)        (20,000)       (210,000)        980,000       1,035,000
     Issuance of common stock                            1,548           1,510          13,859          22,156          96,264
     Additional paid-in capital                        213,011         147,754       2,026,227         859,710       4,839,341
                                                  ------------    ------------    ------------    ------------    ------------

Net cash provided by financing activities              649,418         484,107       1,595,495       1,668,894       8,678,934
                                                  ------------    ------------    ------------    ------------    ------------

Net (decrease) increase in cash                         (1,708)         (8,481)          8,662        (148,479)         11,198

Cash, beginning of period                               13,163          37,258           2,793         177,256             257
                                                  ------------    ------------    ------------    ------------    ------------

Cash, end of period                               $     11,455    $     28,777    $     11,455    $     28,777    $     11,455
                                                  ============    ============    ============    ============    ============

Supplemental Disclosure of
 Cash Flow Information:

           Interest paid                          $      4,893    $      3,839    $     12,349    $     10,230    $     76,285
                                                  ============    ============    ============    ============    ============

           Income taxes paid                      $         --    $         --    $         --    $         --    $         --
                                                  ============    ============    ============    ============    ============

                              THE TIREX CORPORATION
                           A DEVELOPMENT STAGE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

NOTE 1 -        SUMMARY OF ACCOUNTING POLICIES

                CHANGE OF NAME
                In June 1998, the Company changed its name from Tirex America, Inc. to The Tirex Corporation.

                NATURE OF BUSINESS
                The Tirex Corporation and Subsidiaries (the "Company") was incorporated under the laws of the State of Delaware on August 19, 1987. The Company was originally organized to provide comprehensive health care services, but due to its inability to raise sufficient capital, was unable to implement its business plan. The Company became inactive in November 1990.

                REORGANIZATION
                On March 26, 1993, the Company entered into an acquisition agreement (the "Acquisition Agreement") with Louis V. Muro, currently a director of the Company, and former officers and directors (collectively the "Seller"), for the purchase of certain technology owned and developed by the Seller (the "Technology") to be used to design, develop and construct a prototype machine and thereafter a production quality machine for the cryogenic disintegration of used tires. The Technology was developed by the Seller prior to their affiliation or association with the Company.

                Currently, the Company's Board of Directors has three members, John L. Threshie, Jr., Louis V. Muro and Louis A. Sanzaro.

                DEVELOPMENTAL STAGE
                At September 30, 2000, the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

                BASIS OF CONSOLIDATION
                The consolidated financial statements include the consolidated accounts of The Tirex Corporation and its subsidiaries and Tirex Canada R&D, Inc. Tirex Canada R&D, Inc. is held 49% by the Company and 51% by certain shareholders of the Company. The shares owned by the shareholders are held in escrow by the Company's attorney and are restricted from transfer. All inter-company transactions and accounts have been eliminated in consolidation.

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

                Repairs and maintenance costs are expensed as incurred while additions and betterments are capitalized. The cost and related accumulated depreciation of assets sold or retired are eliminated from the accounts and any gains or losses are reflected in earnings.

                ESTIMATES
                Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

                ADOPTION OF STATEMENT OF ACCOUNTING STANDARD NO. 128
                In February 1997, the Financial Accounting Standards Board
                (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 changes the standards for computing and presenting earnings per share (EPS) and supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share". SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This Statement requires restatement of all prior-period EPS data presented.

                As it relates to the Company, the principal differences between the provisions of SFAS and previous authoritative pronouncements are the exclusion of common stock equivalents in the determination of Basic Earnings Per Share and the market price at which common stock equivalents are calculated in the determination of Diluted Earnings Per Share.

                A basic earnings per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and warrants outstanding during the period.

                The adoption of SFAS 128 had no effect on previously reported loss per share amounts for the year ended June 30, 1997. For the years ended June 30, 2000 and 1999, primary loss per share was the same as basic loss per share and fully diluted loss per share was the same as diluted loss per share. A net loss was reported in 2000 and 1999, and accordingly, in those years, the denominator was equal to the weighted average of outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company's common stock because to do so would have been anti-dilutive. Stock options for the purchase of 13,212,673 shares at June 30, 1999 and warrants for the purchase of 1,000,000 shares at June 30, 1999 and options to purchase 2,852,591 shares, issued under the Company's Stock Option Plan during the six month period ended December 31, 2000, were not included in loss per share calculations because to do so would have been anti-dilutive. Further, 6,500,000 shares of common stock issued subsequent to the year end, to an employee of Ocean Tire Recycling & Processing Co., Inc., were not included in loss per share calculations because to do so would have been anti-dilutive.

                FAIR VALUE OF FINANCIAL INSTRUMENTS
                The carrying amount of the Company's financial instruments, which principally include cash, note receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

                The fair values of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At June 30, 2000 and December 31, 2000, respectively, the carrying value of all financial instruments was not materially different from fair value.

                INCOME TAXES
                The Company has net operating loss carryovers of approximately $21.8 million as of December 31, 2000, expiring in the years 2004 through 2016. However, based upon present Internal Revenue regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock, most of this loss carryover may not be available to the Company.

                The Company adopted Statement of Financial Accounting Standards
                (SFAS) No. 109, Accounting for Income Taxes, effective July 1993. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainties discussed in
                                       6

                Note 2, however, any deferred tax asset established for utilization of the Company's tax loss carryforwards would correspondingly require a valuation allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements.

                The Company has research and development investment tax credits receivable from Canada and the Province of Quebec amounting to $640,242 at December 31, 2000 compared to $475,221 as of June 30, 2000 which are the result of reimbursements for research and development expenditures and are not contingent upon any offset against income tax liabilities.

                FOREIGN EXCHANGE
                Assets and liabilities of the Company, which are denominated in foreign currencies, are translated at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average rates throughout the year.

                REVENUE RECOGNITION
                Revenue from the sale of TCS Systems will be recognized when the installed product is accepted by the customer. All other revenue from other products will be recognized when shipped to the customer.

NOTE 2 -        GOING CONCERN
                As shown in the accompanying financial statements, the Company incurred a net loss of $5,548,829 during the year ended June 30, 2000 and an additional net loss for the six-month period ended December 31, 2000 in the amount of $1,427,247.

                In March 1993, the Company had begun its developmental stage with a new business plan. As of March 2000, the Company had developed a production quality prototype of its patented system for the disintegration of scrap tires, but nonetheless continued its research and development efforts to improve the machine's performance and to permit greater flexibility in design for specific customer applications. While the Company has engaged the process of marketing the TCS System to numerous potential clients since the beginning of the new fiscal year commencing July 1, 2000, as of December 31, 2000, the Company had not yet consumated an unconditional purchase order for a TCS System. Until such an unconditional purchase order will have been received, Management considers the Company to still be in its developmental stage.

                The ability of the Company to continue as a going concern is dependent on the success of its marketing of its TCS Plants, and/or raising funds through equity sales, bank loans, governmental grants or a combination of these. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -        FINANCING COSTS
                During the year ended June 30, 1999 the Company incurred costs of $158,255 in connection with debt financing. These costs have been capitalized in other assets and are being amortized over the terms of the financing. Amortization of financing costs for the year ended June 30, 2000 was $125,291, reducing this account balance to zero. Thus there were no deferred financing costs to amortize during the six month period ended December 31, 2000.

NOTE 4 -        PROPERTY AND EQUIPMENT
                As of December 31, 2000, plant and equipment consisted of the following:

                Furniture, fixtures and equipment                     $  175,833

                Leasehold improvements                                   172,725

                Construction in progress - equipment                   2,000,000
                                                                     -----------

                                                                       2,348,558

                Less: Accumulated depreciation and amortization          158,136
                                                                     -----------

                                                                     $ 2,190,422
                                                                     ===========

                Depreciation and amortization expense charged to operations was $67,717 for the year ended June 30, 2000. For the three month and six month periods ended December 31, 2000, depreciation and amortization amounted to $15,111 and $32,358, respectively.

NOTE 5 -        LONG-TERM DEBT
                Canada Economic Development

                -  Loan payable under the Industrial Recovery
                   Program amounting to 20% of certain eligible
                   costs incurred (maximum loan $333,300)
                   repayable in annual installments over a
                   forty-eight month period commencing March 31,
                   1999, due March 31, 2003, unsecured and
                   non-interest bearing. (If the Company
                   defaults, the loans become interest bearing)        $ 297,291

                -  Loans payable under the Program for the
                   Development of Quebec SME's based on 50% of approved eligible costs for the preparation of market development studies in certain regions. Loans are unsecured and non-interest bearing. (If the Company defaults the loans become interest bearing)

                      -Loan repayable over five years commencing
                       June 30, 2000, due June 30, 2004                   59,104
                      -Loan repayable over five years commencing
                       June 30, 2001, due June 30, 2005                   58,794

                -  Loan repayable in amounts equal to 1% of
                   annual sales in Spain and Portugal through
                   June 30, 2007                                          13,332

                -  Loan repayable in amounts equal to 11/2% of
                   annual sales in Spain and Portugal through
                   June 30, 2004                                          63,328
                                                                       ---------

                                                                         491,849

                Less: Current portion                                    176,334
                                                                       ---------

                                                                       $ 315,515
                                                                       =========

                Principal repayments are as follows:

                                  June 30,                               Amount
                              ---------------                          ---------

                                   2001                                $ 176,334
                                   2002                                  153,824
                                   2003                                   28,647
                                   2004                                  100,114
                                   2005                                   19,598
                                   2007                                   13,332
                                                                       ---------
                                                                       $ 491,849
                                                                       =========

NOTE 6 -        CAPITAL LEASE OBLIGATIONS
                The Company leases certain equipment under agreements classified as capital leases. The cost and the accumulated amortization for such equipment as of June 30, 2000 was $108,966 and $18,733, respectively. The cost and accumulated amortization for such equipment as of December 31, 2000 was $108,966 and $31,138, respectively.

                The following is the future minimum lease payments under equipment capital leases together with the obligations under capital leases (present value of future minimum rentals) as at December 31, 2000:

                                 June 30,                                Amount
                              ---------------                          ---------
                                   2001                                 $ 13,827
                                   2002                                   27,651
                                   2003                                   27,651
                                   2004                                   24,617
                                                                        --------
                              Total minimum lease payments                93,746
                              Less: Amount representing interest           9,419
                                                                        --------
                              Total obligations under capital lease       84,327
                              Less: Current portion of obligations
                                  under capital leases                    20,796
                                                                        --------
                              Long-term obligation portion of under
                                  capital leases, with interest
                                  rate of 9.3%                          $ 63,531
                                                                        ========

NOTE 7 -        CONVERTIBLE SUBORDINATED DEBENTURES
                Convertible subordinated debentures consist of the following:

                Balance at June 30, 2000                            $ 75,000

                Interest rate                                             10%

                Maturity Earlier of (i) -two years from the issue date or (ii) -the completion of a public offering of its securities by the Maker. These debentures are subordi-nated to all current and future bank debt.

                Redemption rights       If not converted the holder may require
                                        the Company to redeem at any time after
                                        maturity for the principal amount plus
                                        interest.

                Conversion ratio        $.20 per share.

                During the year ended June 30, 2000, $305,000 of convertible debentures were converted into common stock. During the three months ended September 30, 2000, $20,000 of convertible debentures were converted into common stock. At December 31, 2000, $55,000 of convertible debentures had matured and were not converted into common stock and have been included in long term deposits and notes.

NOTE 8 -        RELATED PARTY TRANSACTIONS
                The Company entered into various employment agreements with former executive officers and General Counsel whereby the Company was obligated to pay a total of $565,000 a year plus benefits. All of the employment agreements called for terms ranging from 3 - 8 years. In addition to the employment services, the officers agreed not to compete with the Company for a two year period following the termination of employment. If an officer is terminated other than for cause or for "good reason", the terminated officer will be paid twice the amount of their base salary for twelve months. During the year ended June 30, 1999, two employees were terminated and received severance pay totaling $500,000 which was paid in shares of the Company's common stock. The employees also received options to buy 4,000,000 shares of stock for par value or $4,000. The options were exercised July 31, 1999. The value of the options were recorded as paid in capital at June 30, 1999 for 50% of the average price of the stock or $381,600.

                Convertible loans include amounts due to certain officers and directors totalling $1,300,643 at December 31, 2000. In the past, such loans have been repaid through the issuance of stock.

                Various Notes Receivable from officers, separately reported on the audited Balance Sheet of June 30, 2000, plus accrued interest thereon, were offset against amounts due to these officers as of December 31, 2000.

                Long-term and deposits and notes included an amount of $118,500 at December 31, 2000 which is payable to companies owned by a director of the Company.

                Subsequent to June 30, 2000, the Company modified its agreement with Ocean Tire Recycling & Processing Co., Inc. ("OTRP") to clarify various terms of the parties prior agreements and to obtain a commitment by OTRP to pay, when necessary, future lease payments on the prototype system. The Company also partially exchanged its debt obligation to OTRP for 6,500,000 shares of its Common Stock, which was issued, pursuant to OTRP's request, to its principal shareholder and President.

NOTE 9 -        EXCHANGE OF DEBT FOR COMMON STOCK
                During the six month period ended December 31, 2000, the Company recorded an increase in common stock and additional paid-in capital of $1,351,908 representing issuances of stock in lieu of cash payments for debts owed. During the year ended June 30, 2000, the Company recorded increases in common stock and paid-in capital of $389,898, which was in recognition for the exchange of common stock for debts owed.

NOTE 10 -       COMMON STOCK
                During the six month period ended December 31, 2000, the Company issued common stock to individuals in exchange for services performed totalling $581,091. During the year ended June 30, 2000, the Company issued common stock to individuals in exchange for services performed totaling $2,246,631. Included in this amount are payments to officers of the Company and to present and former counsel in exchange for salary and consulting in the amount of $1,115,784. The dollar amounts assigned to such transactions have been recorded at the fair value of the services received, because the fair value of the services received was more evident than the fair value of the stock surrendered.

NOTE 11 -       STOCK OPTIONS
                On May 19, 1995, the Company sold to a director of the Company an option to purchase 20,000 shares of Cumulative Convertible
                Preferred Stock at an exercise price of $10 per share, exercisable during the two year period beginning May 19, 1995 and ending May 18, 1997. The director paid $20,000 for the option. The terms of the Preferred Stock, purchasable under the option, call for cumulative cash dividends at a rate of $1.20 per share and conversion into 2,000,000 or more shares of common stock. The conversion to common stock ratio varies depending on when the conversion is made. At May 29, 1997, the exercise period was extended until May 18, 1999. During the year ended
                June 30, 1999, the director exercised the option to buy
                1,234,567 shares of common stock for $40,000. The balance of these options expired during the year ended June 30, 2000.

                COMPENSATORY COMMON STOCK OPTIONS-

                                                                               Compensation cost
                                                            Number of         for the year ended
                                                             Shares              June 30, 2000
                                                           ----------------------------------------

                Balance at July 1, 1999                     13,212,673             $        -

                Stock options expired during the year
                   ended June 30, 2000                      (7,885,187)            $        -

                Stock options exercised during the year
                   ended June 30, 2000                      (5,327,486)            $        -
                                                           ----------------------------------------

                Balance at June 30, 2000                       Nil                 $        -
                                                           ========================================

                A new Employee Stock Option, Awards and Grants Plan was adopted in June of 2000. In the six month period ended December 31, 2000, the Company issued stock options to purchase an aggregate amount of 2,852,591 shares for an aggregate of $525,563. In addition, the Company issued 7,000,000 shares of Common Stock in the form of grants for an aggregate of $712,343. No amount of stock for awards has been issued to date.

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

                The assets and liabilities acquired by the Company from RPM consisted of the proceeds from the sale of debentures of $535,000. The financing fees on the issuance of the debentures, totaling $61,755, were included in the statement of operations for the year ended June 30, 1998. A total of 535,000 shares were issued as a result of the merger valued at $16,050. A total of $16,050 was received for this stock.

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

NOTE 13 -       GOVERNMENT ASSISTANCE
                The Company received financial assistance from Revenue Canada and Revenue Quebec in the form of scientific research tax credits. During the year ended June 30, 2000, the Company received approximately $395,683, which has been recorded as paid in capital. During the six month period ended December 31, 2000, the Company recorded additional tax credits receivable in the amount of $165,021, bringing the reported balance of tax credits receivable from $475,221 as of June 30, 2000 to $640,242 as of December 31, 2000.

NOTE 14 -       COMMITMENTS
                The Company leases office and warehouse space at an annual minimum rent of $82,000 for the first year, $169,000 for the second year and $211,000 per year for the third through the fifth years. The lease expires 2003. The company is responsible for its proportionate share of any increase in real estate taxes and utilities. Also under the terms of the lease, the Company is required to obtain adequate public liability and property damage insurance. The minimum future rental payments under this lease are as follows:

                           June 30,                        Amount
                         -----------                     ----------

                             2001                        $  102,050
                             2002                           204,100
                             2003                           170,100
                                                         ----------

                                                         $  527,275
                                                         ==========

                Rental expense for the year ended June 30, 2000 amounted to $176,900. One of these leases contains a second ranking moveable hypothec in the amount of $300,000 on the universality of the Company's moveable property.

                For the six month period ended December 31, 2000, the rent for the factory, warehouse and office space amounted to $113,920.

NOTE 15 -       LITIGATION
                In September 2000, an action was brought by a Plaintiff against the Company alleging that the Company had agreed to issue
                1,000,000 shares of its stock to the Plaintiff in consideration for expenses allegedly paid by the Plaintiff in the amount of approximately $150,000. The Plaintiff's complaint seeks to impose an equitable trust or lien on 1,000,000 of authorized but unissued shares of the Company, demands the issuance of 1,000,000 shares to the Plaintiff and seeks for breach of contract, monetary damages of $1,400,000. Counsel for the Company believes that the Company has valid defenses against all of the Plaintiff's claims and has filed a responsive pleading.

                The Company is also involved with a lawsuit with a prior consultant. The complaint alleges that the Company breached its consulting agreement by failing to pay compensation due thereunder and seeks damages in the amount of $221,202 including interest and legal costs. The Company filed a counter claim for fraud, breach of contract and unjust enrichment on the part of the consultant. The Company is seeking relief consisting of compensatory damages in the amount of $28,800 and cancellation of the stock certificate issued to the plaintiff for 263,529 shares; a declaratory judgment that the consulting agreement is of no force and effect; punitive damages; and interest and legal costs. The Company's position is that it has viable defenses and counterclaims respecting this lawsuit.

NOTE 16 -       ACCUMULATED OTHER COMPREHENSIVE INCOME
                The deficit accumulated during the development stage included other accumulated comprehensive income totaling $103,396.

NOTE 17 -       SUBSEQUENT EVENT
                On January 31, 2001, the Company's stockholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock, par value $0.001, from 165,000,000 shares to 250,000,000 shares.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the three month and six month periods ended December 31, 2000. This discussion also includes events which occurred subsequent to the end of such quarter and contains both historical and forward- looking statements. When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

For most of Fiscal 2000, the Company was primarily devoted to the completion of the prototype of its patented cryogenic scrap tire recycling equipment (the "TCS System") such that the Company would have a demonstrable and operational technology and thus the capability of concluding sales agreements with customers. While the Company would have preferred a more rapid progression to the commercial stage, limitations on the availability of financial resources imposed more modest development toward the Company's goal. It was not until March 2000 that the Company was in a position to state that its tire recycling technology was ready for replication and thus commercialization. During the first six months of Fiscal 2001 and in the weeks following to the date of this Report, the Company has been demonstrating its technology to numerous groups from China, Italy, Korea, Brazil, the U.K., Egypt and Canada and potential strategic alliance partners. Additional demonstrations are scheduled for February for potential customers in Canada and Europe. Numerous Letters of Intent have been signed, but as of this date, no contracts with unconditional release dates have been received. While the Company believes that firm contracts will be concluded in the near future, Management cannot guarantee that any such contracts will materialize.

The demonstrations and dialogue with potential customers have provided the Company with valuable information respecting the conditions of the market and customer needs. This information has enabled the Company to more accurately define certain details of the TCS System and variations which can be configured into the front and back ends of the system to best suit customer requirements. The Company has been identified a potentially significant requirement for large volumes of very fine mesh crumb rubber, finer than what the TCS was originally designed to produce in substantial quantities. The Company is experimenting with such production capability variants at this time to meet these expressed demands. Accordingly, while the Company now has a demonstrable and operational technology to present to potential customers, and is currently working on enhancements to enable it to serve additional segments of the tire recycling market, the Company nonetheless considers that it is still in the very early stages of marketing and fabricating the various versions of the TCS System.

On November 16, 2000, the Company announced that Simpro S.p.a. of Torino, Italy, ("Simpro") had entered into a manufacturing Agreement in Principle with the Company to produce the TCS System. The Agreement in Principle was potentially subject to modifications, which could be required by law and suggested by the legal counsel for both parties. Minor modifications were suggested and the final agreement was concluded in late January 2001. Since 1986, Simpro has operated worldwide as a high technology content design and manufacturing company, primarily for the automotive industry. Simpro will fabricate, install and test all versions of the TCS Systems sold by the Company within a defined territory and potentially in countries outside that territory, subject to mutual agreement. Simpro is a certified supplier and manufacturer to Fiat Automobile, as well as Volkswagon, Ford, BMW, and others, and has manufacturing facilities in Europe and in South America. Simpro possesses the ISO 9001 certification (the highest ISO quality standard which is applicable to companies employing or offering a product or system design function), has obtained the environmental certification in conformity with UNI EN ISO 14001 standards, as well as the EMAS (Eco-Management and Audit Scheme) registration according to EEC (European Economic Community) Regulations.

On December 21, 2000, the Company announced the signing of the first purchase and sale agreement in respect of a TCS-1 System. The order was signed by Well Express International Ltd., an import/export company of Hong Kong, with which the Company signed a Memorandum of Understanding respecting their cooperative development of the Chinese market for TCS Systems. The purchase order was conditioned upon a final technical report to be made available to the partner of Well Express in Mainland China. In accordance with the agreement reached with the Mainland Chinese partner, the Company, in collaboration with Well Express is in the process of completing the requested report. The Mainland Chinese partner of Well Express has requested anonymity until such time as the contract is fully effective with release dates and financial details in place. There can be no assurance that all conditions will be met.

During the last quarter of calendar 2000 and during the interim period up to the date of this report, the Company has been in negotiations with European interests to establish a distribution capability, primarily in Europe. These residents would form a company to undertake the sales, distribution and client servicing in an established territory.

With respect to the US market, the Company executed a License Agreement in November 1999 with Ocean Equipment Manufacturing and Sales Co. (OEMS) of New Jersey for the marketing, manufacturing, installation and service of Tirex tire recycling systems. This agreement relates to the entire U.S. market and pursuant to its terms the Company will receive a royalty for each system sold, subject to adjustments respecting actual manufacturing costs. The Company is required to deliver drawings regarding its technology and have the TCS System operating at stated performance levels before sales quotas set forth in the agreement come into effect. Certain modifications and/or improvements have been made to the Company's technology, including the development of the TCS-2 System and the Company has supplied all of the drawings to OEMS. As of January 31, 2001, OEMS had not yet concluded any sales of TCS Systems to independent parties.

Management, through its European contacts, has received numerous other inquires respecting the Company's technology from a number of other countries such as Russia, South Africa, Morocco, Malaysia, Japan, Mexico, Greece, the Middle East, India, etc. While noting that inquiries do not constitute sales, Management is encouraged by the apparent global interest in its TCS System. While no assurances can be given that any of these inquires will result in a sale, it is Management's intention to pursue all possible avenues aggressively and to increase its market penetration efforts wherever opportunities might present themselves.

Because of the lengthy delay preceding the commencement of commercial operations, the Company has had to, and will in the near future be forced to continue to discharge its overhead expenses from sources other than revenues from operations. As of January 31, 2001, the Company estimates that overhead expenses from January 1, 2001 until the date that adequate revenues could be generated from operations to cover its overhead costs will be approximately $750,000.

LIQUIDITY AND CAPITAL RESOURCES

The activities of the Company since its formation in 1987, and the inception of its current business in 1993 have been financed by sources other than operations. Such financing was principally provided by the sale of securities in private transactions and by additional capital investments by directors, officers and employees. During the six-month period which ended December 31, 2000, directors, officers, employees and consultants made direct cash investments into the Company for an amount of $120,000.

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

ACTUAL CASH RECEIVED

                                           Type of
Source                                    Assistance         Purpose                  CDN$ Amount       US$ Equivalent
------                                    ----------         -------                  -----------       --------------
GOVERNMENT OF CANADA

   Industrial Recovery Program           Interest-free      Construct                   $500,000           $350,000
for Southwest Montreal.                  loan               prototype TCS-1
   Innovation, Development &             Interest-free      Market Study -               $20,000            $14,000
Entrepreneurship Assistance              loan               Iberian Peninsula
Program      (IDEA) (#1)
   IDEA (#2)                             Interest-free      Market Study for             $20,000            $14,000
                                         loan               India
   IDEA (#3)                             Interest-free      US market for                $95,000            $66,500
                                         loan               crumb rubber
   IDEA (#4)                             Interest-free      Market                       $95,000            $66,500
                                         loan               development in
                                                            Iberia

   IDEA (#5)                             Interest-free      Use of crumb                 $98,000            $68,600
                                         loan               rubber in
                                                            thermoplastic
                                                            compounding
GOVERNMENT OF QUEBEC

   Recyc-Quebec                          Grant              Construct                    $75,000            $52,500
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

The following amounts are in Canadian Dollars. US Dollar equivalents follow using a 66(cent) equivalent, which is the approximate current exchange rate versus the Canadian dollar:

LOAN            NOW DUE(1)   FY 2001    FY 2002    FY 2003   FY 2004    FY 2005
----            --------     -------    -------    -------   -------    -------
IRPSWM          $100,000    $150,000   $200,000
IDEA #3           $6,333     $12,666    $18,999    $25,333   $31,666
IDEA #5                       $6,533    $13,067    $19,600   $26,133    $32,667
TOTAL (CDN$)    $106,333    $169,199   $232,066    $44,933   $57,799    $32,667
US$ equivalent   $70,180    $111,671   $153,164    $29,656   $38,147    $21,560

-------------------
(1) Historically, the Company is has been charged interest on all past due reimbursements and payment therefore is deducted from tax credit payments or other form of revenue payment otherwise due the Company.

The Company is presently negotiating with various financial and operating companies concerning a possible investment by such companies in Tirex. As of this date, the Company has tentatively negotiated a private placement with a United States based funding group, which requires the escrow of shares in order to complete the private placement. In that regard, the Company's stockholders approved an increase in the authorized share capital of the Company to 250,000,000 shares of common stock, which had previously been approved by the Company's Board of Directors. Other potential financing sources are also being considered. In addition, the Company is in discussions with a major tire manufacturer concerning a possible working relationship, or investment by that Company into Tirex. There is no assurance that any such relationships will be established or investment funds received.

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

Any failure or delay in the Company's receipt of the proposed financing would be directly reflected in a commensurate delay or failure in the commencement of full-scale manufacturing and / or sales of TCS Systems. It should be noted also that the period of time during which any funds raised will be available to cover normal overhead expenses could be significantly reduced if the Company is required to make substantial, presently unanticipated, expenditures to modify or correct any defects in the design or construction of the TCS System, which could manifest themselves over the next several months. Given the early stage of the transition of the Company from that of a developmental stage company to a fully commercial stage operation, it is impossible at this time to estimate with any degree of certainty the amount of incoming cash flow from operations, if any, during the next twelve months.

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

In the event that the Company does not succeed in completing the private sale of securities or an investment from a strategic alliance partner, there can be no assurance that the Company will be able to obtain outside financing on a debt or equity basis on terms favorable to it, if at all. In the event that there is a failure in any of the finance-related contingencies described above, the funds available to the Company may not be sufficient to cover the costs of its operations, capital expenditures and anticipated growth during the next twelve months. If the proceeds from the above described potential sources of funding should be insufficient for the Company's requirements and it is not able to effect a public offering of its securities within the next twelve months, or find other sources of alternate funding, the Company's financial position and its prospects for developing a profitable business operations would be materially adversely affected. The Company does not presently have the funds necessary to manufacture any of its TCS Systems and must therefore depend on potential customers or other financial sources for such working capital. Also, at present the Company does not have the funds on hand required to defray the administrative expenses expected to be incurred in fiscal year 2001.

As of December 31, 2000, the Company had total assets of $3,297,211 as compared to $3,598,899 at December 31, 1999 reflecting a decrease of $301,688,and an increase of $9,827 as compared to total assets as of the last fiscal year-end, June 30, 2000, which total amounted to $3,287,384. Management attributes the decrease from December 31, 1999 to December 31, 2000 primarily to the following factors: (i) a decrease of $347,986 in Prepaid Expenses and Deposits and Other Assets from the balance as of December 31, 1999 in the amount of $658,851 compared to December 31, 2000 balance of $310,865; (ii) a decrease of $147,260 in Inventory from the balance as of December 31, 1999 in the amount of $253,089 compared to the December 31, 2000 balance of $105,829; and (iii) an increase of $232,853 in R & D Tax Credit Receivable from the balance as of December 31, 1999 of $407,389 compared to the December 31, 2000 balance of $640,242. The increase in total assets of $9,827 from June 30, 2000 to December 31, 2000 is primarily attributable to the decrease in Accounts and Notes Receivable from $129,431 as of June 30, 2000 to $11,498 as of December 31, 2000, a difference of $117,933, reflecting the offset of certain current receivables against current payables to the same persons. The decrease in Accounts and Notes Receivable was offset by an increase in Tax Credits Receivable in the amount of $165,021, the difference from June 30, 2000 balance of $475,221 as compared to December 31,2000 balance of $640,242. This increase in tax credits receivable reflects the continuing commitment of the Company to its research and development efforts.

As of December 31, 2000, the Company had total liabilities of $3,432,342, which when compared to $3,713,758 at December 31, 1999, reflects a decrease of $281,416 and when compared to total liabilities as of the end of June 30, 2000 (Fiscal 2000) of $4,121,223, reflect a decrease in the amount of $688,881. The decrease of $688,881 which occurred during the six month period ended December 31, 2000 was primarily due to a $435,432 decrease in amount of Convertible Loans and a $188,567 decrease in the amount of Accounts Payable and Accrued Liabilities which resulted from conversions of debt obligations into common stock.

Reflecting the foregoing, the financial statements indicate that as at December 31, 2000, the Company had a working capital deficit (current assets minus current liabilities) of $373,146 and that as at December 31, 1999 the Company had a working capital deficit of $77,715. The difference in the working capital deficit from December 31, 1999 to December 31, 2000 thus shows an increase of $295,431, most of which can be attributed to a decrease in Inventory in the amount of $148,000 and a decrease in Prepaid Expenses and Deposits and Other Assets in the amount of $347,986 offset by an increase in R&D Tax Credits Receivable in the amount of $232,853.

The financial statements which are included in this Report reflect total general and administrative expenses of $1,427,247 for the six month period ended December 31, 2000 versus $1,461,773 for the same six month period ended December 31,1999, reflecting a decrease of $34,526. The primary reasons for this decrease relate to increased personnel expenses related to the Company's efforts to properly establish and position itself for full commercial scale manufacturing and to issuances of shares in lieu of cash to consultants for assistance in establishing the marketing and manufacturing capability of TCS Systems offset by a decrease in the amount recorded for Depreciation and Amortization.

The Company currently has only limited material assets and liquidity. The success of the Company's tire recycling equipment manufacturing business, and its ability to continue as a going concern will be dependent upon the Company's ability to obtain adequate financing to commence profitable, commercial manufacturing and sales activities and the TCS System's ability to meet anticipated performance specifications on a continuous, long term, commercial basis.

RESULTS OF OPERATIONS

As noted above, the Company is presently still in the very early stages of the business of manufacturing and selling TCS Systems. The Company anticipates that it will begin manufacturing TCS Systems on a commercial basis in the very near future. The Company had $390,848 of gross sales during Fiscal 1999, but with the halting of operations in the rubber mat molding business, the Company did not generate any gross sales during Fiscal 2000. Unless and until the Company successfully develops and commences TCS System manufacturing and sales operations on a full-scale commercial level, it will not generate any revenues from operations. Except for the foregoing, the Company has never engaged in any significant business activities.

Management believes that the amounts accrued to date in respect of the shares issued to compensate the executive officers and consultants reflect the fair value of the services rendered, and that the recipients of such shares received such shares at a discount from the then current public market price. Management believes that the discount is warranted due to the fact that there are often restrictions on the transfer of said shares arising out of the absence of registration, and the uncertainty respecting the Company's ability to continue as a going concern.

From inception (July 15, 1987) through December 31, 2000, the Company has incurred a cumulative net loss of $21,835,128. Approximately $1,057,356 of such cumulative net loss was incurred, prior to the inception of the Company's present business plan, in connection with the Company's discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced its proposed health care operations and therefore, generated no revenues therefrom.

         PART II

         OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

An action was brought by a Plaintiff against the Company seeking preliminary injunctive relief and alleging that the Company had agreed to issue 1,000,000 shares of its stock to the Plaintiff in consideration for expenses allegedly paid by the Plaintiff in the amount of approximately $150,000. The Plaintiff's Complaint sought to impose an equitable trust or lien on 1,000,000 of authorized but unissued shares of the Company; demanded the issuance of 1,000,000 shares to the Plaintiff; and sought monetary damages of $1,400,000 for breach of contract. The Company moved to dismiss the case on various procedural grounds and in September 2000, the Court granted the Company's motion based upon the lack of venue in Union County, New Jersey. A new action has been instituted by the Plaintiff in the Superior Court, Bergen County, New Jersey, alleging the same claims as in the dismissed action, except that the new action does not seek injunctive relief and has not requested a jury trial. Counsel for the Company believes that the Company has valid defenses against all of Plaintiff's claims and has filed a responsive pleading

On November 2, 2000, the Chancery Court of the State of Delaware dismissed a legal action initiated against the Company by IM2 and David Sinclair, which suit had alleged breach of contract and fraud.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first half of fiscal 2001, a total of 13,858,510 shares were issued. Of this number, 3,950,065 shares were issued in lieu of salaries and consulting fees; 121,000 shares were issued pursuant to debenture conversion rights; 9,335,308 shares were issued in exchange for outstanding loan obligations; 400,000 shares were issued in consideration for the settlement of a legal dispute and 52,137 shares were issued to a Director in lieu of cash reimbursement for Company expenses paid by that Director. All but 305,226 shares of the total number issued of 13,858,510 were issued either under the Company Stock Option Plan or under an S-8.

Except for 11,484,138 shares registered pursuant to Form S-8, all other shares of common stock issued by the Registrant were issued in reliance on an exemption from the registration requirements of Section 5 of the Securities Act of 1933 reason of Section 4(2) of that Act.

     SHARE ISSUANCES DURING THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2000:

NUMBER OF
PERSONS               REASON FOR ISSUANCE                          SHARES ISSUED

6                     In lieu of salaries and consulting fees          2,645,683
8                     In lieu of independent consultant fees           1,356,519
2                     Debenture conversions including interest           121,000
4                     In lieu of loan repayments                       9,335,308
1                     Settlement of legal dispute                        400,000

21                    TOTAL                                           13,858,510

Subsequent to December 31, 2000 and through January 31, 2001, no additional shares were issued.

The total number of shares issued and outstanding as of January 31, 2001 is 164,991,687

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

During 1998, the Company issued an aggregate of $535,000 of two (2) year convertible, subordinated debentures bearing interest at the rate of 10%. Interest thereon was due and payable semi-annually commencing six months from the date of issuance. All debentures have either been converted or repaid, except for debentures in the principal amount of US$55,000, which remain outstanding and on which principal and interest, which has accrued since the issuance of the debentures, are now due. On debentures converted subsequent to December 1999, interest was capitalized and converted to equity. Although the conversion option on the outstanding debentures has lapsed, the Company intends to extend the conversion dates of these debentures upon the request of the holders.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In accordance with the Delaware General Corporation Law, Section 228(a), on July 9, 1998, the holders of record of approximately 50.7% of the issued and outstanding shares of common stock, $.001 par value, of the issuer, in person or by proxy, by their consent in writing authorized, approved and adopted a resolution respecting the amendment of the issuer's certificate of incorporation. Pursuant thereto, effective July 10, 1998, the Certificate of Incorporation of the Company was amended to increase the amount of capital stock of the Company from 69,900,000 shares of Common Stock, par value $.001 per share and 100,000 shares of Open Stock, par value $.001 per share; to 115,000,000 shares of Common Stock, par value $.001 per share and 5,000,000 shares of Class A Stock, par value $.001 per share. The Board of Directors has the power to designate the Class A Stock in one or more classes and/or series, with such rights and preferences as the Board of Directors shall determine. In January 2000, following approval in December 1999 by more than 50% of the shareholders, and in accordance with the Delaware General Corporation Law, the Company's charter was amended to increase the authorized number of shares to 165,000,000, par value $0.001. On January 31, 2001 the Company's stockholders approved an amendment to Articles of Incorporation of the Company to increase the number of authorized shares of common stock (par value $.001) to 250,000,000 shares.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The exhibits filed as a part of this Report are as follows:

EXHIBIT NO.                DESCRIPTION

3.1 November 1999 License Agreement between Ocean Equipment Manufacturing and Sales Co. and the Company


REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company for the quarter ended December 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE TIREX CORPORATION

Date: February 7, 2001                 By /s/ JOHN L. THRESHIE, JR.
      --------------------               ---------------------------------------
                                         John L. Threshie, Jr. President


Date: February 7, 2001                 By /s/ MICHAEL ASH
      --------------------               ---------------------------------------
                                         Michael Ash, Treasurer and
                                         Chief Accounting and Financial Officer