Form 10QSB
period 2001-03-31
TIREX CORP
filed 2001-05-15
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 For the quarterly period ended March 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

                       COMMISSION FILE NUMBER 33-17598-NY

                              THE TIREX CORPORATION
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


           Delaware                                              22-2824362
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


               3828 St. Patrick, Montreal, Quebec, Canada, H4E 1A4
               ---------------------------------------------------
                    (Address of Principal executive offices)

                                 (514) 933-2518
                ------------------------------------------------
                (Issuer's telephone number, including area code)


         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding for each of the issuer's classes of common equity, as of May 15, 2001: 175,881,295 shares

Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                              THE TIREX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                                ----------------

                                TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS (Unaudited)                                  Page
                                                                            ----

The Tirex Corporation and Subsidiaries
Consolidated Balance Sheets as of
March 31, 2001 and June 30, 2000..........................................    1

Consolidated Statements of Operations
for the three month and nine month periods
ended March 31, 2001 and 2000.............................................    2

Consolidated Statements of Cash Flows
for the three month and nine month periods
ended March 31, 2001 and 2000.............................................    3

Notes to Financial Statements (Unaudited).................................    4

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................   15

PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings...............................................   22
Item 2 -  Changes in Securities and Use of Proceeds.......................   24
Item 3 -  Defaults Upon Senior Securities.................................   25
Item 4 -  Submission of Matters
            to a Vote of Security Holders.................................   26
Item 6 -  Exhibits and Reports on Form 8-K................................   26

--------------------

The financial statements are unaudited. However, pursuant to SEC requirements, the consolidated financial statements have been reviewed by the Company's independent auditor. Readers are cautioned that a review engagement does not constitute an audit. Management of registrant believes that all necessary adjustments, including normal recurring adjustments, have been reflected to present fairly the financial position of registrant at March 31, 2001 and the results of its operations and changes in its cash position for the three month and nine month periods ended March 31, 2001 and 2000 and cumulative from March 26, 1993.

                              THE TIREX CORPORATION
                           A DEVELOPMENT STAGE COMPANY

                           CONSOLIDATED BALANCE SHEET
                              AS AT MARCH 31, 2001

            ---------------------------------------------------------

                                                                          (UNAUDITED)      (AUDITED)
                                                                           MARCH 31,        JUNE 30,
                                                                             2001            2000
                                                                         ------------    ------------
                         ASSETS
                         ------
Current Assets
  Cash and cash equivalents                                              $     12,922    $      2,793
  Accounts receivable and notes receivable                                     16,642         129,431
  Sales taxes receivable                                                       22,445          19,288
  Inventory                                                                   100,654         109,961
  Research and Development tax credit receivable                              400,568         475,221
  Prepaid expenses and deposits                                               140,880         106,384
                                                                         ------------    ------------
                                                                              694,111         843,078

Property and equipment, at cost, net of
  accumulated depreciation of $157,291                                      2,177,759       2,223,798
                                                                         ------------    ------------

Other assets
  Prepaid expenses and deposits                                               336,582         220,508
                                                                         ------------    ------------

                                                                         $  3,208,452    $  3,287,384
                                                                         ============    ============

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
           ----------------------------------------------

Current Liabilities
  Accounts payable and accrued liabilties                                $    799,893    $  1,187,711
  Current portion of long-term debt                                           137,653         227,516
                                                                         ------------    ------------
                                                                              937,546       1,415,227

Other liabilities
  Long-term deposits and notes                                                198,500         143,500
  Long-term debt (net of current portion)                                     403,002         393,542
  Convertible subordinated debentures                                              --          75,000
  Convertible notes                                                           750,000              --
  Convertible note                                                            185,556              --
  Convertible loans                                                           914,032       2,093,954
                                                                         ------------    ------------
                                                                            2,451,090       2,705,996
                                                                         ------------    ------------

                                                                            3,388,636       4,121,223
                                                                         ------------    ------------
Stockholders' Equity (Deficit)
  Common stock,  $.001 par value, authorized
   250,000,000 shares, issued and outstanding
   175,756,295 shares                                                         175,756         151,133
  Class A stock; .001 par value, authorized 5,000,000
   shares; issued and outstanding 0 shares
  Additional paid-in capital                                               22,613,260      19,364,787
  Deficit accumulated during the development stage                        (23,063,979)    (20,510,191)
  Unrealized gain (loss) on foreign exchange                                   94,779         160,432
                                                                         ------------    ------------
                                                                             (180,184)       (833,839)
                                                                         ------------    ------------


                                                                         $  3,208,452    $  3,287,384
                                                                         ============    ============

                              THE TIREX CORPORATION
                           A DEVELOPMENT STAGE COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                  ---------------------------------------------

                                   (UNAUDITED)

                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                 MARCH 31                          MARCH 31              CUMULATIVE FROM
                                      ------------------------------    ------------------------------  MARCH 26, 1993 TO
                                          2001             2000             2001             2000         MARCH 31, 2001
                                      -------------    -------------    -------------    -------------    -------------
Revenues                              $        --      $        --      $        --      $        --      $   1,325,573

Cost of Sales                                  --               --               --               --          1,018,094

                                      -------------    -------------    -------------    -------------    -------------

Gross profit                                   --               --               --               --            307,479
                                      -------------    -------------    -------------    -------------    -------------

Operations
  General and administrative                745,338        1,519,541        1,587,847        2,556,147        9,041,278
  Depreciation and amortization              68,071           13,102          100,430           39,307          240,220
  Research and development                  359,282          (87,224)         792,487          338,133       12,634,605
                                      -------------    -------------    -------------    -------------    -------------

Total Expense                             1,172,691        1,445,419        2,480,764        2,933,587       21,916,103
                                      -------------    -------------    -------------    -------------    -------------

Loss before other expenses (income)      (1,172,691)      (1,445,419)      (2,480,764)      (2,933,587)     (21,608,624)
                                      -------------    -------------    -------------    -------------    -------------

Other expenses (income)
  Interest expense                           21,623           28,028           63,155           71,172          336,482
  Interest income                              --               --               --               --            (45,443)
  Income from stock options                    --               --               --               --            (10,855)
  Loss on disposal of equipment                --               --               --               --              4,549
  Loss (gain) on foreign exchange           (67,773)          23,985            9,869          (45,544)         113,266
                                      -------------    -------------    -------------    -------------    -------------

                                            (46,150)          52,013           73,024           25,628          397,999
                                      -------------    -------------    -------------    -------------    -------------

Net loss                              $  (1,126,541)   $  (1,497,432)   $  (2,553,788)   $  (2,959,215)   $ (22,006,623)
                                      =============    =============    =============    =============    =============

Net loss per common share             $       (0.01)   $       (0.01)   $       (0.02)   $       (0.02)   $       (0.57)
                                      =============    =============    =============    =============    =============

Weighted average of common
  shares outstanding                    168,063,841      127,165,456      168,063,841      127,165,456       38,425,407
                                      =============    =============    =============    =============    =============

                              THE TIREX CORPORATION
                           A DEVELOPMENT STAGE COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                ------------------------------------------------

                                   (UNAUDITED)


                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              MARCH 31                        MARCH 31            CUMULATIVE FROM
                                                    ----------------------------    ---------------------------- MARCH 26, 1993 TO
                                                        2001            2000            2001            2000       MARCH 31, 2001
                                                    ------------    ------------    ------------    ------------    ------------
Operating activities

Net loss                                            $ (1,126,541)   $ (1,497,432)   $ (2,553,788)   $ (2,959,215)   $(22,006,623)
                                                    ------------    ------------    ------------    ------------    ------------

Adjustments to net loss for non-cash items-
     Depreciation and amortization                        68,071          13,102         100,430          39,307         238,978
     Loss on disposal or abandonment of assets                --              --           2,309              --          24,648
     Stock issued in lieu of payment                       2,801           1,842          48,849          15,966      13,726,025
     Unrealized (loss) gain on foreign exchange          (49,213)          6,921         (65,653)         25,983          94,779
     Other non-cash items                                (55,776)         (1,842)       (104,133)        (15,966)        (43,774)

Changes in current assets and liabilities-
   (Increase) decrease in:
     Account receivable and notes receivable              (5,144)        (28,081)        112,789         (42,766)       (252,612)
     Inventory                                             4,455          66,505           9,307        (160,886)       (103,359)
     Sales tax receivable                                  5,175         (16,363)         (3,157)         44,199          (7,083)
     R & D investment tax credit receivable              239,674         (38,209)         74,653         507,106        (400,568)
     Prepaid expenses and deposits                       (27,015)        (23,676)        (34,496)       (149,269)       (355,621)
(Decrease) increase in :
     Accounts payables and accrued liabilities          (199,251)        659,850        (387,818)       (326,331)      1,575,464
                                                    ------------    ------------    ------------    ------------    ------------

Net cash used in operating activities                 (1,142,764)       (857,383)     (2,800,708)     (3,021,872)     (7,509,746)
                                                    ------------    ------------    ------------    ------------    ------------

Investing activities

Cash flow from investing activities-
     Proceeds from sale of equipment                                          --                              --          25,000
     Acquisition of equipment                             (2,433)       (225,174)         (1,416)        (28,670)     (2,259,677)
     Other assets                                       (139,582)         98,369        (116,074)        288,078        (141,124)
                                                    ------------    ------------    ------------    ------------    ------------

Net cash used in investing activities                   (142,015)       (126,805)       (117,490)        259,408      (2,375,801)
                                                    ------------    ------------    ------------    ------------    ------------

Financing activities

Cash flow from financing activities-
     Convertible loans                                  (744,490)       (911,288)     (1,179,922)         56,274       1,247,185
     Long-term debt                                      (35,520)        (11,547)        (80,403)        (21,178)        470,666
     Long-term deposits and notes                             --              --          55,000              --         198,500
     Convertible debentures                                   --         (88,000)        (75,000)       (298,000)        980,000
     Convertible notes                                   935,556              --         935,556              --         935,556
     Issuance of common stock                             10,764          24,410          24,623          46,566         107,028
     Additional paid-in capital                        1,119,936       1,944,153       3,248,473       2,803,863       5,959,277
                                                    ------------    ------------    ------------    ------------    ------------

Net cash provided by financing activities              1,286,246         957,728       2,928,327       2,587,525       9,898,212
                                                    ------------    ------------    ------------    ------------    ------------

Net (decrease) increase in cash                            1,467         (26,460)         10,129        (174,939)         12,665

Cash, beginning of period                                 11,455          28,777           2,793         177,256             257
                                                    ------------    ------------    ------------    ------------    ------------

Cash, end of period                                 $     12,922    $      2,317    $     12,922    $      2,317    $     12,922
                                                    ============    ============    ============    ============    ============


Supplemental Disclosure of Cash Flow Information:

           Interest paid                            $     10,347    $     16,313    $     48,987    $     33,672    $     81,739
                                                    ============    ============    ============    ============    ============

           Income taxes paid                        $         --    $         --    $         --    $         --    $         --
                                                    ============    ============    ============    ============    ============

                              THE TIREX CORPORATION
                           A DEVELOPMENT STAGE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

                  ---------------------------------------------


NOTE 1 -  SUMMARY OF ACCOUNTING POLICIES

          CHANGE OF NAME
          On July 11, 1997, the Company changed its name from Tirex America, Inc. to The Tirex Corporation.

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

          Currently, the Company's Board of Directors has three members, John L. Threshie,Jr., Louis V. Muro and Loius A. Sanzaro.

          DEVELOPMENTAL STAGE
          At March 31, 2001, the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing a tire recycling machine, obtaining customers and supplies, testing equipment and product and administrative activities.

          BASIS OF CONSOLIDATION
          The consolidated financial statements include the consolidated accounts of The Tirex Corporation, Tirex Canada R&D Inc. and The Tirex Corporation Canada Inc. Tirex Canada R&D Inc. and The Tirex Corporation Canada Inc. are held 49% by the Company and 51% by certain shareholders of the Company. The shares owned by the shareholders are held in escrow by the Company's attorney and are restricted from transfer. All inter-company transactions and accounts have been eliminated in consolidation.

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

          The fair values of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At June 30, 2000 and March 31, 2001, respectively, the carrying value of all financial instruments was not materially different from fair value.

          INCOME TAXES
          The Company has net operating loss carryovers of approximately $23.1 million as of March 31, 2001, expiring in the years 2004 through 2016. However, based upon present Internal Revenue regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock, most of this loss carryover may not be available to the Company.

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

          The Company has research and development investment tax credits receivable from Canada and the Province of Quebec amounting to $400,568 at March 31, 2001 compared to $475,221 as of June 30, 2000 which are the result of reimbursements for research and development expenditures and are not contingent upon any offset against income tax liabilities.

          FOREIGN CURRENCY TRANSLATION
          Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at exchange rates in effect at the balance sheet date for monetary items and historical rates of exchange for non-monetary items with the resulting translation adjustments recorded directly to a separate component of shareholders' equity. Income and expense accounts are translated at average exchange rates during the year. Currency transaction gains or losses are recognized in current operations.

          REVENUE RECOGNITION
          Revenue from the sale of TCS Systems will be recognized when the installed product is accepted by the customer. All other revenue from other products will be recognized when shipped to the customer.

NOTE 2 -  GOING CONCERN
          As shown in the accompanying financial statements, the Company incurred a net loss of $5,548,829 during the year ended June 30, 2000 and an additional net loss for the nine month period ended March 31, 2001 in the amount of $2,553,788.

          In March 1993, the Company had begun its developmental stage with a new business plan. As of March 2000, the Company had developed a production quality prototype of its patented system for the disintegration of scrap tires, but nonetheless continued its research and development efforts to improve the machine's performance and to permit greater flexibility in design for specific customer applications. While the Company has engaged the process of marketing the TCS System to numerous potential clients since the beginning of the new fiscal year commencing July 1, 2000, as of March 31, 2001, the Company had not yet consumated an unconditional purchase order for a TCS System. Until such an unconditional purchase order will have been received, Management considers the Company to still be in its developmental stage.

          The ability of the Company to continue as a going concern is dependent on the success of its marketing of its TCS Plants, and/or raising funds through equity sales, bank or investor loans, governmental grants or a combination of these. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -  FINANCING COSTS
          During the year ended June 30, 1999, the Company incurred costs of $158,255 in connection with debt financing. These costs have been capitalized in other assets and are being amortized over the terms of the financing. Amortization of financing costs for the year ended June 30, 2000 was $125,291, reducing this account balance to zero. During the nine month period ended March 31, 2001, the Company incurred costs of $180,557 in connection with debt financing. These costs have been capitalized in other assets and are being amortized over the terms of the financing. Amortization of financing costs for the nine months ended March 31, 2001 was $52,975.


NOTE 4 -  PROPERTY AND EQUIPMENT
          As of March 31, 2001, plant and equipment consisted of the following:

         Furniture, fixtures and equipment                     $    159,889

         Leasehold improvements                                     175,161

         Construction in progress - equipment                     2,000,000
                                                               ------------

                                                                  2,335,050

         Less: Accumulated depreciation and amortization            157,291
                                                               ------------

                                                               $  2,177,759
                                                               ============

          Depreciation and amortization expense charged to operations was $67,717 for the year ended June 30, 2000. For the three month and nine month periods ended March 31, 2001, depreciation and amortization amounted to $15,096 and $47,455, respectively.


NOTE 5 -  LONG-TERM DEBT
          Canada Economic Development
          -  Loan payable under the Industrial Recovery Program amounting to 20% of certain eligible costs incurred (maximum loan
             $333,300) repayable in annual instalments over a forty-eight month period commencing March 31, 1999, due March 31, 2003, unsecured and non-interest bearing. (If the Company defaults,
             the loans become interest bearing)                                 $   257,917

          -  Loans payable under the Program for the Development of Quebec
             SME's based on 50% of approved eligible costs for the
             preparation of market development studies in certain regions.
             Loans are unsecured and non-interest bearing. (If the Company defaults the loans become interest bearing)
             -  Loan repayable over five years commencing June 30, 2000, due
                June 30, 2004                                                        62,062
             -  Loan repayable over five years commencing June 30, 2001, due
                June 30, 2005                                                        61,736

          -  Loan repayable in amounts equal to 1% of annual sales in Spain and
             Portugal through June 30, 2007                                          14,000

          -  Loan repayable in amounts equal to 11/2% of annual sales in Spain
             and Portugal through June 30, 2004                                      66,495
                                                                                -----------

                                                                                    462,210

          Less: Current portion                                                     130,888
                                                                                -----------

          Long-term portion                                                     $   331,322
                                                                                ===========

          Principal repayments are as follows:

                           June 30,                                                Amount
                        ---------------                                         -----------

                             2001                                               $   130,888
                             2002                                                   161,544
                             2003                                                    30,080
                             2004                                                   105,120
                             2005                                                    20,578
                             2007                                                    14,000
                                                                                -----------

                                                                                $   462,210
                                                                                ===========

NOTE 6 -  CAPITAL LEASE OBLIGATIONS
          The Company leases certain equipment under agreements classified as capital leases. The cost and the accumulated amortization for such equipment as of June 30, 2000 was $108,966 and $18,733, respectively. The cost and accumulated amortization for such equipment as of March 31, 2001 was $108,966 and $35,078, respectively. The equipment under capital leases has been included in property and equipment on the balance sheet.

          The following is the future minimum lease payments under equipment capital leases together with the obligations under capital leases (present value of future minimum rentals) as at March 31, 2001:


                  June 30,                                             Amount
               ---------------                                      -----------

                    2001                                            $     6,765
                    2002                                                 27,057
                    2003                                                 27,057
                    2004                                                 24,174
                                                                    -----------

              Total minimum lease payments                               85,053
              Less: Amount representing interest                          6,608
                                                                    -----------

              Total obligations under capital lease                      78,445
              Less: Current portion of obligations
                under capital leases                                      6,765
                                                                    -----------

              Long-term obligation portion of under capital
                 leases, with interest rate of 9.3%                 $    71,680
                                                                    ===========

NOTE 7 -  CONVERTIBLE SUBORDINATED DEBENTURES
          Convertible subordinated debentures consist of the following:

          Balance at June 30, 2000                                  $    75,000

          Balance at March 31, 2001                                 $    55,000

          Interest rate                                                      10%

          Maturity Earlier of (i) - two years from the issue date, or (ii) - the the completion of a public offering of its securities by the Maker. These debentures are subordinated to all current and future bank debt.

          Redemption rights                   If not converted, the holder may
                                              require the Company to redeem at
                                              any time after maturity for the
                                              principal amount plus interest.

          Conversion ratio                    $.20 per share.

          During the year ended June 30, 2000, $305,000 of convertible debentures were converted into common stock. During the three months ended September 30, 2000, $20,000 of convertible debentures were converted into common stock. At March 31, 2001, $55,000 of convertible debentures had matured and were not converted into common stock and have been included in long term deposits and notes.

NOTE 8 -  CONVERTIBLE NOTES

          Convertible notes consist of an investment arrangement with a group of institutional investors involving a multi-stage financing under which the Company may obtain, at its option, up to $5,000,000. A first tranche of $750,000 has been completed and further traunches will be completed as required by the Company.

          Balance at March 31, 2001 (First tranche)                 $   750,000

          Interest rate                                                       8%

          Issue date                                           February 26, 2001

          Maturity date                                        February 26, 2003

          Redemption rights                   If not converted, the holder may
                                              require the Company to redeem at
                                              any time after maturity for the
                                              principal amount plus interest.

          Conversion ratio                    Lower of (i) - 80% of the average
                                              of the three lowest closing bid
                                              prices for the thirty trading days
                                              prior to the issue date, or (ii) -
                                              80% of the average of the three
                                              lowest closing bid prices for the
                                              sixty trading days prior to the
                                              conversion date.

          Common stock warrants               The Convertible notes carry an
                                              option to purchase Common stock
                                              warrants at the rate of one
                                              Warrant for each $1.25 of purchase
                                              price. The exercise price on the
                                              first tranche of $750,000 is $.077
                                              per share.

          Certain Directors and Officers of the Company have pledged Common stock of the Company as partial security against the Convertible notes until such time as the Company undertakes a registration of certain shares under an SB-2 filing with the Securities and Exchange Commission no later than 150 days after the issue date of the Convertible notes. This registration is currently in process and until it is complete, the Convertible notes cannot be converted nor may the Common stock warrants be exercised.

NOTE 9 -  CONVERTIBLE NOTE

          A Convertible note, under a private arrangement, consists of the following:

          Balance at March 31, 2001                                 $   185,556

          Interest rate                                                       8%

          Issue date                                              July 19, 2000

          Maturity date                                        January 19, 2002

          Redemption rights                   If not converted, the holder may
                                              require the Company to redeem at
                                              any time after maturity for the
                                              principal amount plus interest.

          Conversion ratio                    At 20% discount to market between
                                              July 19, 2001 and January 19, 2002
                                              or at 25% to market if held to
                                              maturity, to a maximum of not more
                                              than 2,500,000 shares.

NOTE 10 - RELATED PARTY TRANSACTIONS
          The Company entered into various employment agreements with former executive officers and General Counsel whereby the Company was obligated to pay a total of $565,000 a year plus benefits. All of the employment agreements called for terms ranging from 3 - 8 years. In addition to the employment services, the officers agreed not to compete with the Company for a two year period following the termination of employment. If an officer is terminated other than for cause or for "good reason", the terminated officer will be paid twice the amount of their base salary for twelve months. During the year ended June 30, 1999, two employees were terminated and received severance pay totaling $500,000 which was paid in shares of the Company's common stock. The employees also received options to buy 4,000,000 shares of stock for par value or $4,000. The options were exercised July 31, 1999. The value of the options were recorded as paid in capital at June 30, 1999 for 50% of the average price of the stock or a total of $381,600.

          Convertible loans include amounts due to certain officers and directors totalling $878,270 at March 31, 2001. In the past, such loans have been repaid through the issuance of stock.

          Various Notes Receivable from officers, separately reported on the audited Balance Sheet of June 30, 2000, plus accrued interest thereon, were offset against amounts due to these officers as of March 31, 2001.

          Long-term and deposits and notes included an amount of $118,500 at March 31, 2001 which is payable to companies owned by a director of the Company.

          Subsequent to June 30, 2000, the Company modified its agreement with Ocean Tire Recycling & Processing Co., Inc. ("OTRP") to clarify various terms of the parties' prior agreements and to obtain a commitment by OTRP to pay, when necessary, future lease payments on the prototype system. The Company also partially exchanged its debt obligation to OTRP for 6,500,000 shares of its Common Stock, which was issued, pursuant to OTRP's request, to its principal shareholder and President.

NOTE 11 - EXCHANGE OF DEBT FOR COMMON STOCK
          During the nine month period ended March 31, 2001, the Company recorded an increase in common stock and additional paid-in capital of $1,761,918 representing issuances of stock in lieu of cash payments for debts owed. During the year ended June 30, 2000, the Company recorded increases in common stock and paid-in capital of $389,898, which was in recognition for the exchange of common stock for debts owed.

NOTE 12 - COMMON STOCK
          During the nine month period ended March 31, 2001, the Company issued common stock to individuals in exchange for services performed totalling $865,782. During the year ended June 30, 2000, the Company issued common stock to individuals in exchange for services performed totaling $2,246,631. Included in this amount are payments to officers of the Company and to present and former cousel in exchange for salary and consulting in the amount of $1,115,784. The dollar amounts assigned to such transactions have been recorded at the fair value of the services received, because the fair value of the services received was more evident than the fair value of the stock surrendered.

          On January 31, 2001, the Company's stockholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock, par value $0.001, from 165,000,000 shares to 250,000,000 shares.

NOTE 13 - STOCK OPTIONS
          On May 19, 1995, the Company sold to a director of the Company an option to purchase 20,000 shares of Cumulative Convertible Preferred Stock at an exercise price of $10 per share, exercisable during the two year period beginning May 19, 1995 and ending May 18, 1997. The director paid $20,000 for the option. The terms of the Preferred Stock, purchasable under the option, call for cumulative cash dividends at a rate of $1.20 per share and conversion into 2,000,000 or more shares of common stock. The conversion to common stock ratio varies depending on when the conversion is made. At May 29, 1997, the exercise period was extended until May 18, 1999. During the year ended June 30, 1999, the director exercised the option to buy 1,234,567 shares of common stock for $40,000. The balance of these options expired during the year ended June 30, 2000.


          COMPENSATORY COMMON STOCK OPTIONS-
                                                               Compensation cost
                                                  Number of   for the year ended
                                                    Shares       June 30, 2000
                                                  ----------  ------------------

          Balance at July 1, 1999                 13,212,673      $       --

          Stock options expired during the
             year ended June 30, 2000             (7,885,187)             --

          Stock options exercised during the
             year ended June 30, 2000             (5,327,486)             --
                                                  ----------      -----------

          Balance at June 30, 2000                   Nil          $       --
                                                  ==========      ===========

          An Employee Stock Option, Awards and Grants Plan was adopted in June of 2000. During the nine month period ended March 31, 2001, the Company issued stock options to purchase an aggregate amount of 2,852,591 shares for an aggregate of $525,563. In addition, the Company issued 10,200,000 shares of Common Stock in the form of grants for an aggregate value of $889,473. No amount of stock for awards has been issued to date.

NOTE 14 - ACQUISITION BY MERGER OF RPM INCORPORATED
          During November 1997, the Company entered into a merger agreement with RPM Incorporated ("RPM"). The Company acquired all of the assets and liabilities of RPM by acquiring all of the outstanding common stock of RPM in exchange for common stock in the Company on a unit for unit basis. RPM ceased to exist following the exchange.

          The assets and liabilities acquired by the Company from RPM consisted of the proceeds from the sale of debentures of $535,000. The financing fees on the issuance of the debentures, totaling $61,755, were included as an expense in the statement of operations for the year ended June 30, 1998. A total of 535,000 shares were issued as a result of the merger valued at $16,050. A total of $16,050 was received for this stock.

          The Company entered into an additional agreement with the former shareholders of RPM for consulting services for a period of 5 years expiring in June, 2002. Pursuant to this consulting agreement, 3,000,000 shares of common stock were issued valued at $240,000. Other than the consulting agreement and the issuance of the debentures, RPM was inactive.

          For accounting purposes, the Company recorded the merger as a purchase and not as a pooling of interests.

NOTE 15 - GOVERNMENT ASSISTANCE
          The Company received financial assistance from Revenue Canada and Revenue Quebec in the form of scientific research tax credits. During the year ended June 30, 2000 and the nine month period ended March 31, 2001, the Company received approximately $395,683 and $336,402, respectively, which has been recorded as paid in capital. During the nine month period ended March 31, 2001, the Company recorded additional tax credits receivable in the amount of $261,749, bringing the reported balance of tax credits receivable from $475,221 as of June 30, 2000 to $400,568 as of March 31, 2001.

NOTE 16 - COMMITMENTS
          The Company leases office and warehouse space at an annual minimum rent of $82,000 for the first year, $169,000 for the second year and $211,000 per year for the third through the fifth years. The lease expires 2003. The Company is responsible for its proportionate share of any increase in real estate taxes and utilities. Also under the terms of the lease, the Company is required to obtain adequate public liability and property damage insurance. The minimum future rental payments under this lease are as follows:

                         June 30,                     Amount
                         --------                   ----------

                           2001                     $   47,547
                           2002                        190,186
                           2003                        158,489
                                                    ----------

                                                    $  396,222
                                                    ==========

          Rental expense for the year ended June 30, 2000 amounted to $176,900. One of these leases contains a second ranking moveable hypothec in the amount of $300,000 on the universality of the Company's moveable property.

          For the nine month period ended March 31, 2001, the rent for the factory, warehouse and office space amounted to $161,348. At March 31, 2001, the Company was in arrears of rent of $31,698.

NOTE 17 - LITIGATION
          An action was instituted by Plaintiffs, a Canadian resident and a Canadian corporation, in a Canadian court alleging a breach of contract and other related claims. The monetary damages are unspecified in the case. The current action follows two similar actions taken in United States courts, the first of which was withdrawn and the second of which was dismissed based on forum non convenience and other considerations. Although no answer has been filed to date, Counsel for the Company believes that the Company has meritorious defenses to the Plaintiff's claims and valid counter claims which the Company can and will assert when appropriate. Further, even if a recovery is awarded to the Plaintiffs, it will not, in the opinion of Cousel and of Management, be of an amount which will have a material adverse effect upon the Company's financial position.

          An action was brought by a Plaintiff against the Company, alleging that the Company had agreed to issue 1,000,000 shares of its Common stock to the Plaintiff in consideration for expenses allegedly paid by the Plaintiff in the amount of approximately $150,000. The Plaintiff's complaint seeks to impose an equitable trust or lien on 1,000,000 of unissued shares of the Company, demands the issuance of 1,000,000 shares to the Plaintiff and seeks for breach of contract, monetary damages of $1,400,000. Counsel for the Company believes that the Company has valid defenses to all of the Plaintiff's claims and has denied all of the Plaintiff's allegations.

          The Company was involved with a lawsuit with a prior consultant. The complaint alleged that the Company breached its consulting by failing to pay compensation due thereunder and sought damages in the amount of $221,202 including interest and legal costs. The Company filed a counter claim for fraud, breach of contract and unjust enrichment on the part of the consultant. The Company sought relief consisting of compensatory damages in the amount of $28,800 and cancellation of the stock certificates issued to the Plaintiff for 263,529 shares; a declaratory judgement that the consulting was of no force and effect; punitive damages; and interest and legal costs. In April 2001, this matter was settled for no monetary amount with the parties agreeing to dismiss their various claims.

NOTE 18 - ACCUMULATED OTHER COMPREHENSIVE INCOME
          The deficit accumulated during the development stage included accumulated comprehensive other income totaling $103,396.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the three month and nine month periods ended March 31, 2001. This discussion also includes events which occurred subsequent to the end of the last quarter and contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)","believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

In March 2000, Company announced that its tire recycling technology was ready for replication and commercialization. During the first nine months of Fiscal 2001 and in the weeks following to the date of this Report, the Company has been demonstrating its technology to numerous groups from China, Italy, Korea, Brazil, the U.K., Puerto Rico, Ukraine, Egypt and Canada, as well as to some shareholders and potential strategic alliance partners. While numerous Letters of Intent have been signed, as of this date, no purchase / sale contracts have been written. The Company has provided final costing with respect to a multi-system order to a European potential customer. While the Company believes that firm contracts will be concluded in the near future, Management cannot offer any guarantees that such contracts will materialize.

As reported in the last quarterly report, the Company had completed its agreement in principle with Simpro S.p.A. of Turin, Italy respecting the manufacturing, installation and provision of post-sales service for the Company's European clientele. The final form of the contract was signed during the third quarter of Fiscal 2001. Since signing, Management has been working with Simpro to finalize costing of the TCS System in such a format as to facilitate quotations for potential customers to respond to their input and output requirements. The Company also entered into an Agreement in April 2001 with Tirex-Europe for the marketing and distribution of TCS Systems in selected countries in Europe.

Since announcing its intentions to convert the TCS-1 R&D and demonstration platform in Montreal, into a commercial recycling center, the Company has received communications from potential customers for crumb rubber. Until the conversion of the original TCS-1 into a full-scale commercial tire recycling facility is completed, the Company will not be in a position to finalize any such agreements. Furthermore, the finalization of any such agreements will depend upon the Company's analysis of the market potential for the grades of rubber crumb requested versus other market opportunities and the Company's ability to generate the volumes of crumb required to meet customer demands for the entire output profile of crumb from the TCS-1. Management expects to be in a position to make such decisions prior to the end of Fiscal 2001 or at the beginning of Fiscal 2002.

In April of 2001, the Company entered into a joint venture agreement with a newly-incorporated company, Xerus Inc. (Xerus). Xerus intends to specialize in the design of products using recycled plastics and in the marketing of such products. The Company has been working with the organizers of Xerus over the last three years in the development of composite materials involving the inclusion of rubber crumb with thermoplastic elastomers. Xerus has contracts for production scheduled to start in June 2001. These contracts involve products which will be injection molded using rubber crumb / thermoplastic elastomers. As of the date of this Report, Management is not in a position to predict with reasonable certainty the economic benefit of these contracts.

As mentioned in the previous quarterly report, the Company has been able to identify a potentially significant requirement for large volumes of very fine mesh crumb rubber, finer than what the mesh size that the TCS was originally designed to produce in substantial quantities. This customer requirement would necessitate adding additional equipment to the original TCS configuration and augmenting the freezing capability of the System. Management feels that such enhancement options could materially broaden the market for the TCS technology. The Company has been experimenting with such production capability variants to meet these expressed demands for which potential customers appear willing to pay a premium price and has also been working with Simpro on the design and configuration of auxiliary equipment as an adjunct to the primary TCS System to establish the capabilities requested.

On December 21, 2000, the Company signed a purchase and sale agreement in respect of a TCS-1 System, the Company's patented system for tire recycling. The order was signed by Well Express International Ltd., an import / export company of Hong Kong, with whom the Company had previously signed a Memorandum of Understanding respecting their cooperative development of the Chinese market for TCS Systems. Subsequently, at the request of Well Express' Mainland Chinese partner, Well Express requested that the original purchase and sale agreement be supplemented by what was termed a "Technical Contract". Such a contract defines the technical specifications of what the customer is purchasing. Management has produced such a draft of document and will forward it, following review by legal counsel, to Well Express for approval. In the absence of such approval, the initial purchase and sale agreement would effectively become unenforceable. While Well Express has represented to the Company that this approval could be completed during the month of May 2001, Management cannot guarantee that such will occur. As previously reported, for reasons of economic and political issues, the Mainland Chinese partner of Well Express has insisted on anonymity until such time as the contract is fully effective.

In the previous quarterly report, Management reported that it was in negotiations with European interests, to be incorporated under the laws of Grand Duchy of Luxembourg, to establish a distribution capability, primarily in Europe. The company to be incorporated was to bear the name ETR. For numerous reasons, the Company pursued its alternate initiative to conclude an arrangement with Tirex-Europe, an already incorporated company based in Madrid, Spain. This choice of a different legal contracting party has no material effect on the Company's marketing initiatives in that the individuals involved with either scenario are the same. The Agreement with Tirex-Europe was concluded in April 2001. Under the Agreement with Tirex-Europe, the gross revenue numbers resulting from the sales of TCS Systems would be recorded on the books of Tirex-Europe rather than on the books of The Tirex Corporation. Revenue will be attributed to The Tirex Corporation on the basis of a division of the gross profit resulting from the sales, such divisions being variable as a function of whether or not the sale is being made to a new customer or an existing customer and how many sales are being made to the same customers. The variable scale is not country-specific. Also under the terms of the Tirex-Europe Agreement, Tirex-Europe will pay to The Tirex Corporation the sum of US$500,000, payable over the sale of the first ten TCS Systems but with an overall deadline of twelve months. The contract with Tirex-Europe does not come into effect until Tirex-Europe delivers to The Tirex Corporation a first firm purchase order for a TCS System.

In January 2000, the Company signed a License with Ocean Equipment Manufacturing and Sales Co. ("OEMS") of New Jersey for the marketing and for the manufacturing, installation and service of Tirex tire recycling systems in the U.S. market. The Company will receive a royalty for each system sold, subject to adjustments respecting actual manufacturing costs. While as of March 31, 2001, OEMS had not yet concluded any sales of TCS Systems to independent parties, OEMS has scheduled independent customers to visit the Tirex facility in Montreal.

In February of 2001, The Company concluded a private financing with an investor group. Under the terms of the Agreement, the Company had the contractual right to require the Investor to purchase up to US$5,000,000 of put notes. To date, the Company has drawn down US$750,000 of this amount but will not be able to require further draw downs due to a change in the policy of the SEC which will not permit the filing of a Registration Statement to register shares relating to possible future exercises. The initial $750,000 was provided in the form of a Convertible Note. In addition to the conversion feature in the note, warrants are also issuable as a function of the actual amount of the funds drawn down by the Company.

Because of the lengthy delay preceding the commencement of commercial operations, the Company has had to and will in the near future, be forced to continue to cover its overhead costs from sources other than revenues from operations. As of March 31, 2001, the Company estimates that overhead costs from March 31, 2001 until the date that adequate revenues could be generated from operations to cover its overhead costs, will be approximately $100,000 per month, and Management anticipates that adequate cash inflows can be expected to cover monthly expenditures by the first quarter of Fiscal 2002


LIQUIDITY AND CAPITAL RESOURCES

The activities of the Company since its formation in 1987, and the inception of its current business in 1993 have been financed by sources other than operations. Such financing was principally provided by the sale of securities in private transactions and by additional capital investments by directors, officers and employees. During the nine month period which ended March 31,2001, directors, officers, employees and consultants made direct cash investments into the Company for an amount of $140,000.

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

ACTUAL CASH RECEIVED

Source                             Type of          Purpose                CDN$ Amount      US$ Equivalent
------                           Assistance         -------                -----------      --------------
                                 ----------

GOVERNMENT OF CANADA

Industrial Recovery Program      Interest-free      Construct               $ 500,000         $ 350,000
for Southwest Montreal           loan               prototype TCS-1
Innovation, Development &        Interest-free      Market Study            $  20,000         $  14,000
Entrepreneurship Assistance      loan               Iberian Peninsula
Program (IDEA) (#1)
IDEA (#2)                        Interest-free      Market Study for        $  20,000         $  14,000
                                 loan               India
IDEA (#3)                        Interest-free      US market for           $  95,000         $  66,500
                                 loan               crumb rubber
IDEA (#4)                        Interest-free      Market                  $  95,000         $  66,500
                                 loan               development in
                                                    Iberia
IDEA (#5)                        Interest-free      Use of crumb            $  98,000         $  68,600
                                 loan               rubber in
                                                    thermoplastic
                                                    compounding

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

The following amounts are in Canadian Dollars. US Dollar equivalents follow using a 64(cent) equivalent, which is the approximate current exchange rate of the U.S. dollar versus the Canadian dollar:

LOAN               FY 2001      FY 2002      FY 2003      FY 2004      FY 2005
----               -------      -------      -------      -------      -------

IRPSWM             $187,901     $200,000
IDEA #3            $ 12,667     $ 19,000     $ 25,335     $ 31,663
IDEA #5            $  5,880     $ 11,760     $ 17,640     $ 23,520     $ 29,400
TOTAL (CDN$)       $206,448     $ 23,076     $ 42,975     $ 55,183     $ 29,400
US$ equivalent     $132,127     $147,686     $ 27,504     $ 35,317     $ 18,816

-------------------

(1) Historically, the Company has been charged interest on all past due reimbursements and payment, therefore, is deducted from tax credit payments or other forms of revenue payment otherwise due the Company.

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

In the event that the Company does not succeed in completing the private sale of securities or an investment from a strategic alliance partner, there can be no assurance that the Company will be able to obtain outside financing on a debt or equity basis on terms favorable to it, if at all. In the event that there is a failure in any of the finance-related contingencies described above, the funds available to the Company may not be sufficient to cover the costs of its operations, capital expenditures and anticipated growth during the next twelve months. If the proceeds from the above described potential sources of funding should be insufficient for the Company's requirements and it is not able to effect a private or public offering of its securities within the next twelve months, or find other sources of alternate funding, the Company's financial position and its prospects for developing a profitable business operations would be materially adversely affected. The Company does not presently have the funds necessary to manufacture any of its TCS Systems and must therefore depend on potential customers or other financial sources for such working capital. Also, at present the Company does not have the funds on hand required to defray the administrative expenses expected to be incurred in fiscal year 2001 or fiscal 2002.

As of March 31, 2001, the Company had total assets of $3,208,452 as compared to $3,725,966 at March 31, 2000 reflecting a decrease of $517,514,and a decrease of $78,932 as compared to total assets as of the last fiscal year-end, June 30, 2000, which total amounted to $3,287,384. Management attributes the decrease from March 31, 2000 to March 31, 2001 primarily to the following factors: (i) a decrease of $106,696 in Prepaid Expenses and Deposits and Other Assets from the balance as of March 31, 2000 in the amount of $584,158 compared to March 31, 2001 balance of $477,462; (ii) a decrease of $85,930 in Inventory from the balance as of March 31, 2000 in the amount of $186,584 compared to the March 31, 2001 balance of $100,654; (iii) a decrease of $181,964 in Accounts receivable and notes receivable from the balance as of March 31, 2000 of $198,606 compared to the March 31, 2001 balance of $16,642; and (iv) a decrease of $45,030 in Tax Credits Receivable from the balance as of March 31, 2000 of $445,598 compared to the March 31, 2001 balance of $400,568. The decrease in total assets of $78,932 from June 30, 2000 to March 31, 2001 is primarily attributable to the decrease in Accounts and Notes Receivable from $129,431 as of June 30, 2000 to $16,642 as of March 31, 2001, a difference of $112,789, reflecting the offset of certain current receivables against current payables to the same persons and a decrease in Tax Credits Receivable in the amount of $74,653, the difference from June 30, 2000 balance of $475,221 as compared to March 31,2001 balance of $400,568, offset by an increase in Prepaid Expenses and Deposits from $326,892 as of June 30, 2000 to $$477,462 as of March 31, 2001, a difference of $150,570. The amount owing for tax credits receivable reflects the continuing commitment of the Company to its research and development efforts.

As of March 31, 2001, the Company had total liabilities of $3,388,636, which when compared to $3,362,773 at March 31, 2000, reflects an increase of $25,863 and when compared to total liabilities as of the end of June 30, 2000 of $4,121,223, reflects a decrease in the amount of $732,587. The decrease of $732,587, which occurred during the nine month period ended March 31, 2001, was primarily due to a $1,179,922 decrease in amount of Convertible Loans, which resulted primarily from conversions of debt obligations into common stock, and a $387,818 decrease in the amount of Accounts Payable and Accrued Liabilities, which resulted from conversions of debt obligations into common stock, offset by a $935,556 increase in the amount of Convertible notes.

Reflecting the foregoing, the financial statements indicate that as at March 31, 2001, the Company had a working capital deficit (current assets minus current liabilities) of $243,435 and that as at March 31, 2000 the Company had a working capital deficit of $577,216. The difference in the working capital deficit from March 31, 2000 to March 31, 2001 thus shows an decrease of $333,781.

The financial statements which are included in this Report reflect total operations and other expenses of $2,553,788 for the nine month period ended March 31, 2001 versus $2,959,215 for the same nine month period ended March 31,2000, reflecting a decrease of $405,427. The primary reasons for this decrease relate to decreased personnel expenses albeit without any sacrifice to the Company's efforts to properly establish and position itself for full commercial scale manufacturing, offset by an increase in the amount recorded for Research and Development.

The Company currently has only limited material assets (other than its investment in its TCS-1 which has been largely written off) and liquidity. The success of the Company's tire recycling equipment manufacturing business, and its ability to continue as a going concern will be dependent upon the Company's ability to obtain adequate financing to commence profitable, commercial manufacturing and sales activities and the TCS System's ability to meet anticipated performance specifications on a continuous, long term, commercial basis.

RESULTS OF OPERATIONS

As noted above, the Company is presently still in the very early stages of the business of manufacturing and selling TCS Systems. The Company anticipates that it will begin selling and manufacturing TCS Systems on a commercial basis in the very near future. The Company had $390,848 of gross sales during Fiscal 1999, but with the halting of operations in the rubber mat molding business, the Company did not generate any gross sales during Fiscal 2000. Unless and until the Company successfully develops and commences TCS System manufacturing and sales operations on a full-scale commercial level, it will not generate any significant revenues from operations, except possible limited sale of crumb if the Company's conversion of its prototype to a commercial unit proves successful of which there is no assurance. Except for the foregoing, the Company has never engaged in any significant business activities.

Management believes that the amounts accrued to date in respect of the shares issued to compensate the executive officers and consultants reflect the fair value of the services rendered, and that the recipients of such shares received such shares at an appropriate and reasonable discount from the then current public market price. Management believes that the discount is warranted due to the fact that there are often restrictions on the transfer of said shares arising out of the absence of registration, and the uncertainty respecting the Company's ability to continue as a going concern.

From inception (July 15, 1987) through March 31, 2001, the Company has incurred a cumulative net loss of $23,063,979. Approximately $1,057,356 of such cumulative net loss was incurred, prior to the inception of the Company's present business plan, in connection with the Company's discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced its proposed health care operations and therefore, generated no revenues therefrom.


                                    PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings

IM2 Merchandising and Manufacturing, Inc and David B. Sinclair v. Tirex Corporation,
Tirex Corporation Canada, Inc., et al.

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

The Defendants moved to dismiss the State Court Chancery case alleging defective service of process on Defendants and asserting that the Court had no jurisdiction over the Defendants in Delaware and for removal of the case to Canada based on forum non convenience and other considerations. Defendants' motion was granted and the case dismissed. Subsequently, the same plaintiff instituted a lawsuit in Superior Court, District of Montreal alleging a breach of contract and other related claims, but omitting any reference claims on U.S. laws. No answer has been filed as of this date. Counsel for the Company, both Delaware Counsel as well as the undersigned firm, believe that the Company has meritorious defenses to the Plaintiffs' claims and valid counter claims, which the Defendants can and will assert when appropriate. Further, even if a recovery is awarded to the Plaintiffs it will not, in the opinion of Counsel, be of an amount which will have a material adverse effect upon the Company's financial condition.

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

The Defendant moved to dismiss the case on various procedural grounds and in September the Court granted Defendant's motion based upon the lack of venue in Union County, New Jersey. Counsel for Tirex Corporation believes that the Company has valid defenses against all of Plaintiff's claims. A new action has been instituted by Plaintiff in the Superior Court of New Jersey, Bergen County alleging similar claims as set forth in the previous action and the defendant has denied all of plaintiff's allegations. Counsel believes the Company has valid defenses to all of plaintiff's claims.

Laura Gabiger v. The Tirex Corporation

The Company was involved with a lawsuit with a prior consultant. The complaint alleged that the Company breached its consulting agreement by failing to pay compensation due there under and sought damages in the amount of $221,202 including interest and legal costs. The Company filed a counter claim for fraud, breach of contact and unjust enrichment on the part of the consultant. The Company sought relief consisting of compensatory damages in the amount of $28,800 and cancellation of the stock certificate issued to the plaintiff for 263,529 shares; a declaratory judgment that the consulting agreement is of no force and effect; punitive damages; and interest and legal costs. In April 2001 this matter was settled for no money with the parties agreeing to dismiss their various claims.

The Company is unaware of any other pending or threatened legal proceedings to which Company is a party or of which any of its assets is the subject. No director, officer, or affiliate of the Company, or any associate of any of them, is a party to or has a material interest in any proceeding adverse to the Company.

Item 2 - Changes in Securities and Use of Proceeds

During the first nine months of fiscal 2001, a total of 24,623,118 shares were issued. Of this number, 8,352,016 shares were issued in lieu of salaries and consulting fees; 121,000 shares were issued pursuant to debenture conversion rights; and 400,000 shares were issued in consideration for the settlement of a legal dispute. All but 1,334,155 shares of the total number issued of 24,623,118 were issued either under the Company Stock Option Plan or under an S-8.

Except for 23,288,963 shares registered pursuant to Form S-8, all other shares of common stock issued by the Registrant were issued in reliance on an exemption from the registration requirements of Section 5 of the Securities Act of 1933 reason of Section 4(2) of that Act.

Share issuances during the three-month period ended March 31, 2001:

Number of
Persons          Reason for issuance                               Shares Issued

16               In lieu of salaries and consulting fees             3,962,259

6                In lieu of independent consultant fees              4,389,757

2                Debenture conversions including interest              121,000

6                In lieu of loan repayments                         15,750,102

1                Settlement of legal dispute                           400,000

31               TOTAL                                              24,623,118

Subsequent to March 31, 2001 and through May 15, 2001, 125,000 additional shares were issued.

The total number of shares issued and outstanding as of May 15, 2001 is 175,881,295.

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

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

No exhibits are being filed as a part of this Report.

Reports on Form 8-K

The Company filed two reports on Form 8-K during the quarter ended March 31, 2001; one on February 9, 2001 with reference to the increase in authorized shared of the Company from 165,000,000 to 250,000,00; and one on March 12, 2001 with reference to its sale of convertible notes to KCM.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE TIREX CORPORATION

Date: May 15, 2001                     By /s/ JOHN L. THRESHIE, JR.
                                          --------------------------------------
                                          John L. Threshie, Jr. President


Date: May 15, 2001                     By /s/ MICHAEL ASH
                                          --------------------------------------
                                          Michael Ash, Treasurer and
                                          Chief Accounting and Financial Officer