Form 10KSB
period 2001-06-30
TIREX CORP
filed 2001-10-15
CIK 823072

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

         [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 2001

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to
                  _______

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

                                       $ 0
               (Issuer's revenues for its most recent fiscal year)

                      $____________ (as of October 1, 2001)
       (Aggregate market value of the voting stock held by non-affiliates of the Issuer)

                       197,363,834 (as of October 1, 2001)
 (Number of shares outstanding of each of the Issuer's classes of common stock)

Transitional Small Business Disclosure Format (check one)
Yes [ ]  No [X]


                       DOCUMENTS INCORPORATED BY REFERENCE
                                   into Part I


                 Annual Report of the Company on Form 10-KSB for
                          the year ended June 30, 2000

               Quarterly Reports of the Company on Form 10-QSB for the quarters ended September 30, 2000, December 31, 2000, and March 31, 2001

                   Current Reports on Forms 8-K of the Company
                    Dated February 9, 2001 and March 9, 2001

                         ITEM 1. DESCRIPTION OF BUSINESS

The Company

         The Tirex Corporation (hereinafter referred to as "we", "us" or the "Company") is engaged in the business of developing for sale, license or lease an environmentally safe patented "turn key" cryogenic tire recycling system, known as the "TCS System" The TCS System was designed and developed by us and separates tires into clean and saleable rubber crumb, steel wire, and fiber. The Company was incorporated in Delaware on August 19, 1987 under the name "Concord Enterprises, Inc." The Company's name was changed to "Stopwatch Inc." on June 20, 1989 and to "Tirex America Inc." on March 10, 1993. On July 11, 1997, the Company's name was changed to "The Tirex Corporation". Since 1993, our core business has been to develop and market by sale or license an environmentally friendly cryogenic tire recycling system, which we intend to sell to recycling companies and governmental agencies to enable them to recycle tires. We have devoted the bulk of our efforts to completing the design and development of our prototype unit and raising the financing required to do so. Although the Company has generated some limited revenues from operations, it is still in the development stage.

The TCS-1 Plant

         Our TCS-1 Plant comprises a complete, turn-key, environmentally safe, cryogenic tire recycling system designed to: (i) disintegrate scrap tires, using less energy than is required by existing ambient methods (which shred and/or chop tires at "ambient" or normal room temperatures) or other currently available cryogenic methods (which reduce the temperature of the materials for at least a portion of the process, but which still rely on chopping and/or shredding the tire), and (ii) produce commercially exploitable, high quality, clean rubber crumb and unshredded steel and fiber.

         Our plant's freezing chamber is a large tank through which the tire parts are circulated at temperatures of approximately 170 degrees below zero. Frozen tire parts are passed through another chamber that separates the component parts of all tires, including rubber, wire and twine. This chamber contains smashing mechanisms and other proprietary parts and processes that transform the rubber into very small particles (mesh). The mesh is then physically separated from the metal and twine and is finally subjected to other steps to achieve the desired mesh size.

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

Step-by-Step Operations

         The step-by step operations of the TCS-1 Plant encompass the following:

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

         (d) The frozen sections then pass through our patented disintegrators ("Fracturing Mills") where the sidewall and tread rubber are reduced to two separate output materials of varying degrees of fineness. This operation does not involve any chopping, shredding, or hammer-milling. Therefore, the steel wires are not cut or broken. The fiber threads retain their basic shapes and characteristics. No steel powder or fiber fluff is produced.

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

Research and Development Activities

         The Company's technical expertise and that of its consultants has been an important factor in its development and is expected to serve as a basis for future growth. Since its inception, the Company has devoted substantial resources to the design and development of the TCS-1 Plant as well as to raising the financing necessary for such activities. During the fiscal years ended June 30, 2000 and 2001 respectively, the Company expended approximately $820,770 and _______ on research and development activities applied to the design, development, and construction of the first TCS-1 production model and product development. Long-term testing was conducted in the third and fourth quarters of fiscal 1999, which testing revealed design problems involving the conveying system within the freezing tower. During the third quarter of fiscal 2000 the Company identified and solved the technical problems associated with the first design of the conveying system within the freezing tower and believes the TCS-1 Plant is ready for replication and commercialization. We continue to refine and enhance our tire disintegration technology to comply with emerging regulatory or industry standards or the requirements of a particular customer.

         During the fiscal year ended June 30, 2001 all research and development activities respecting the TCS-1 Plant were carried out by the Company's engineering and technical staff, consisting of Louis V. Muro, Vice President in Charge of Engineering, and two other Company employed engineers, who devoted 100% of their time to this project. Such activities were conducted in conjunction with an outside consultant and the Company's outside subcontractors.

         Our current rate of recovery of saleable rubber per tire is approximately 94% of the total amount of rubber (15 lbs.) in a 19 lb. (average weight) used auto tire. To the best of our knowledge, the recycling industry currently recovers only 70-80% of the rubber. We continue to test the TCS-1 Plant components to identify opportunities to increase its operating efficiency. For example, design changes in the tire preparation equipment caused this section to operate with high reliability and consume less than 50% of the previous horsepower. We are currently developing a design for a second generation system (the "TCS-2") which is to provide greater production capacity than the TCS-1 Plant. No prototype of this second freezing tower has been constructed to date.

Manufacturing

         Our activities to date have focused primarily on the design and development of the TCS-1 Plant. In connection with these activities, we have been dependent and will continue to depend on arrangements with subcontractors for the manufacture and assembly of the principal components incorporated into the TCS-1 Plant. Components of the TCS-1 Plants, which are not manufactured by subcontractors specifically for the TCS-1 Plant, will be purchased, either directly by us or indirectly through subcontractors from third-party manufacturers. Management believes that numerous alternative sources of supply for all such components are readily available.

         With respect to the commercial manufacture of TCS-1 Plants, we have identified various engineering and manufacturing subcontractors and component suppliers, which Management believes will give us sufficient production capacity to meet our needs. Management believes we will be able contract with subcontractors which will have the requisite manufacturing capabilities and the willingness to dedicate sufficient amounts of their manufacturing capacity to us to allow us to meet all of our needs. No assurance can be given that this will, in fact, be the case, and failure on the part of our subcontractors would adversely affect our ability to manufacture and deliver TCS Systems on a timely and competitive basis. There can be no assurance, that should it be necessary to do so, we would be able to find capable replacements for any subcontractors on a timely basis and on acceptable terms, if at all. Our inability to do so would have a material adverse effect on our business.

         We may license our technology or enter into strategic alliances to facilitate the bulk of product manufacturing when the need arises. We do not anticipate that we will ever be in a position where we are unable to fill an order and we expect we will not commit to any order without first securing a manufacturing arrangement. At present, we have not received any orders for the purchase, lease or license of a TCS System, and even though we have entered into various Memoranda of Understanding, there is no assurance that any of these potential arrangements will result in sales or leases or, if they do, that such sales or leases will be profitable.

Operations

         We have one prototype TCS-1 Plant which is composed of various proprietary and non-proprietary parts and technology. We recently converted it into a full-scale commercial recycling center and in July 2001 received a production order from Xerus, Inc. for 10,000 pounds per month of our crumb rubber, Rutex. This order was followed by an one-year supply contract with Animat Inc. of Sherbrooke, Quebec calling for delivery of 100,000 lbs of rubber crumb per month. We delivered the first 10,000 pounds to Xerus in August and anticipate that we will continue to fulfill this order as contracted. Production for the Animat commitment has started. The rubber crumb for the Xerus contract will be used to make, under contract, mud flaps for buses and large trucks and for the production of protective tiles which are installed on artificial playing surfaces such as soccer and football fields such as during half-time shows. Animat is a high-volume consumer of rubber crumb for the production of industrial and agricultural floor mats.

         At the beginning of 1999, we began the process of putting into place the production capacity for producing welcome mats using recycled rubber crumb of the kind which the TCS-1 Plant would produce. Entering this new business segment was expected to be profitable based on the estimated costing of the rubber crumb. Technical difficulties in the freezing tower section of the TCS-1 Plant were identified during the fourth quarter of fiscal 1999 which reduced the availability of TCS-1 Plant rubber crumb and it became apparent in June and July of 1999 that capital asset requirements and the financial and human resources being consumed by the mat production operation were impeding progress on the completion of the TCS-1 Plant which was and remains our primary focus. Therefore, during the summer of 1999, we discontinued mat production operations and made available for sale the mat production equipment. To date, it has not been sold and we have reduced the book values of these assets in our financial statements to reflect possible differences in market value verses book value.

TCS-1 Plant Financing Arrangements

         On May 29, 1997, we entered into an Equipment Lease and Purchase Agreement (the "OTRP L&P Agreement") with Oceans Tire Recycling & Processing Co., Inc. ("OTRP"), a New Jersey corporation. Pursuant to the OTRP L&P Agreement, OTRP was to purchase the first production model TCS-1 Plant with an anticipated delivery date of September 15, 1997. However, while construction of the first full-scale prototype of the TCS-1 Plant began in February of 1997, its completion was delayed because of the limited funds available for such purpose. As a result, OTRP waived the delivery date and agreed to reschedule delivery. In December 1997, OTRP and the Company agreed that, to the extent necessary for OTRP to obtain sale and lease-back financing for the front-end module ("Front-End") and for certain parts of the Air Plant portion of the Plant, the OTRP Agreement would be deemed to be modified, as required for such purpose. In connection therewith OTRP arranged with an equipment financing company for sale and lease-back financing, pursuant to which: (i) the said financing company purchased the Front-End and certain designated portions of the TCS-1 Plant's Air Plant directly from us; and (ii) leased such equipment back to OTRP pursuant to its arrangements with OTRP and/or the OTRP principals. We sold, pursuant to a lease purchase arrangement, the Front-End for a total purchase price of $300,000, with irrevocable acceptance and final payment being obtained in December of 1997. The designated portions of the Air Plant were sold/leased to a financing company for a total purchase price of $580,000, with irrevocable acceptance and final payment being obtained in April of 1998.

         In July 2000, we entered onto a new agreement with OTRP/its principals (the "New Agreement") modifying and clarifying provisions of the prior agreement between the parties regarding certain rights to the prototype model. Pursuant to the terms of the New Agreement, we issued 4,553,102 shares of its Common Stock to OTRP's principal officer and stockholder in exchange for forgiveness of approximately $938,000 in advances to us or paid on its behalf through June 30, 2000. The New Agreement confirmed OTRP's assignment to us of all its rights to the prototype model and related technology, including all intellectual property rights and any and all rights accruing to OTRP upon termination of the financing lease/purchase arrangements. In addition, OTRP and its principal agreed to make all lease payments to the financing companies in the event we failed to do so and to convert all advances into our Common Stock at 50% of the market value on the date of conversion. During fiscal year ended June 30, 2001 OTRP advanced $256,857 toward our lease payments, none of which has been converted into shares of our Common Stock.

Subsidiaries

         In May of 1995, in order to take advantage of financial incentives in connection with the research and development work on the first production model of the TCS-1 Plant, we formed a Canadian corporation, 3143619 Canada Inc. On June 3, 1998, this entity's name was changed to Tirex Canada R&D Inc. (hereinafter referred to as "Tirex R&D"). To qualify for Canadian Government grants and tax benefits, the record owners of 51% of the issued and outstanding capital stock of Tirex R&D are John L. Threshie, Jr. our President and Chairman of our Board of Directors and Louis V. Muro, our Vice President of Engineering and a member of our Board of Directors, both of whom are Canadian residents. John L. Threshie, Jr. also serves as the Chairman of the Board of Directors and the Chief Executive Officer of Tirex R&D while Louis V. Muro also serves as a vice president and a director of Tirex R&D. We are the record holder of the balance of 49% of the issued and outstanding capital stock of Tirex R&D. Messrs. Threshie and Muro hold their Tirex R&D shares under the terms of a shareholders agreement, which requires them to transfer all such shares to us for no compensation.

         On April 22, 1998, we formed a second Canadian corporation, 3477584 Canada Inc., the name of which was changed to Tirex Advanced Products Quebec Inc. on June 3, 1998 (hereinafter referred to as "TAP"). TAP is a wholly owned subsidiary of ours and is presently dormant.

         On June 1, 1998, we formed a third Canadian corporation, The Tirex Corporation Canada Inc., referred to herein as "TCCI". TCCI is also a wholly owned subsidiary of ours. TCCI was established to operate as our manufacturing arm, however is presently dormant.

         We also have another dormant, wholly owned subsidiary, formed under the laws of the State of Delaware, Tirex Acquisition Corp. ("TAC"), for which we have no present plans.

Canadian Grants

         The governments of Canada and Quebec, have officially acknowledged the pivotal role played by business investment in research and development in insuring sustained economic growth and long-term prosperity. In order to encourage such activities, the Government of Canada, on a national basis, and the Government of Quebec, on a provincial basis, support private research and development initiatives through the provision of scientific research tax incentives to businesses and individuals. As a result of the combined efforts of both levels of government, Quebec offers the most generous tax incentives for research and development programs of which we are aware.

         In May of 1995, in order to take advantage of such financial incentives in connection with the research and development work on the first production model of the TCS-1 Plant, we formed Tirex R&D. (See "Subsidiaries").

The Tirex R&D License

         Tirex R&D holds an exclusive, ten year license from the Company, which expires on July 2, 2005, to design, develop, and manufacture the TCS-1 Plant in North America (the "Primary License"). The terms of the Primary License provide that Tirex R&D may manufacture TCS-1 Plants only upon, and pursuant to, specific purchase orders issued by us and requires that Tirex R&D sell all TCS-1 Plants which it manufactures exclusively to, or as directed by us. To the extent necessary to insure that Tirex R&D's operations are limited to pure research and development activities, Tirex R&D will sublicense the Primary License to TCCI. Unless the context requires otherwise, the terms of the sublicense will be identical to those of the Primary License. To the extent necessary to achieve the aforesaid goals, all other contracts to which Tirex R&D is a party, will be transferred and assigned, in whole or in part, from Tirex R&D to us, TCCI, or any other existing or future subsidiary or affiliate of ours.

Canadian Government and Government Sponsored Financial Assistance

         Our May 1995 transfer of our research and development and manufacturing activities to Tirex R&D (then referred to as "Tirex Canada") made us eligible for various Canadian and Quebec government programs which provide loans, grants, and tax incentives, as well as government guarantees for loans from private lending institutions, for eligible investment, research and development, and employee-training activities.

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

Canadian Government, and Government Sponsored Loans and Grants

         We have in the past also received financial assistance by way of loans and grants from Canadian and Quebec governmental agencies for the design and development of the TCS-1 Plant and for export market development. All of the activities for which these loans were approved have been completed and we have received the funds approved.

Patent Protection

         We were issued a United States patent on our Cryogenic Tire Disintegration Process and Apparatus on April 7, 1998 (Patent No. 5,735,471). The duration of the patent is 20 years from the date the original application was filed. In November 1998, we filed our patent, for review, with the Canadian Patent Office. We are unable to state at this time how long the Canadian review process will take and is unable to give any assurances that the Canadian Patent will be granted. Prior to the issuance of such patent, we relied solely on trade secrets, proprietary know-how and technological innovation to develop our technology and the designs and specifications for the TCS-1 Plant. In connection with a loan made by the Bank of Nova Scotia to the Company, a lien on this patent was granted to the bank. We do not presently hold any patents for our products or systems outside of the United States.

         We have entered into confidentiality and invention assignment agreements with certain employees and consultants, which limit access to, and disclosure or use of, our technology. There can be no assurance, however, that the steps we have taken to deter misappropriation or third party development of our technology and/or processes will be adequate, that others will not independently develop similar technologies and/or processes or that secrecy will not be breached. In addition, although Management believes that our technology has been independently developed and does not infringe on the proprietary rights of others, there can be no assurance that our technology does not and will not so infringe or that third parties will not assert infringement claims against us in the future. Management believes that the steps they have taken to date will provide some degree of protection, however, no assurance can be given that this will be the case.

Competition

         We know of no devices, apparatus or equipment, utilizing technology which is identical or comparable to the TCS-1 Plant, which are presently being sold or used anywhere in the world, nor are we aware of any competing patents relating to our disintegration technology. However, the TCS-1 Plant, may reasonably be expected to compete with related or similar processes, machines, or devices for tire disintegration, cryogenic or otherwise. There are presently many companies currently recycling tires which have established business relationships. Moreover, prospective competitors which may enter the field in the future may be considerably larger than us in total assets and resources. This could enable them to bring their own technologies to more advanced stages of development with more speed and efficiency than we will be able to apply to the TCS-1 Plant. Additionally, manufacturers of presently available equipment and systems are in a position to operate research and development departments dedicated continually to improving conventional systems and to developing new and improved systems. There can be no assurance that the TCS-1 Plant, will successfully compete with existing systems or with any improved or new systems which may be developed in the future.

Employees

         As of October 2001, we have fifteen persons employed either directly or under consulting contracts including its two executive officers. The balance of our staff is comprised predominantly of mechanical and other support personnel. All of the foregoing persons devote their full time to our business and affairs, as required. At times, we also utilize the services of part-time consultants to assist us with market research and development and other matters. We intend to hire additional personnel, as needed.

Potential Markets

         We believe that the potential markets for our TCS System will directly reflect the level of demand for economical, high quality rubber crumb derived from the recycling of scrap tires. The following discussion of the potential markets for rubber crumb assumes that the TCS System will be capable of economically producing high quality recycled rubber crumb and in a variety of sizes, capable of being used in wide range of products. It should be noted, however, that because of the limited operating history of our prototype TCS-1 Plant, we cannot, give any assurance that our TCS Systems will in fact perform as expected under continuous, commercial operating conditions. Moreover, even if the demand for rubber crumb should increase in accordance with our expectations, there can be no assurance that a demand for TCS Systems will likewise develop.

         Rubber is a valuable raw material and we believe that recycling this valuable resource from scrap tires is an ideal way to recover that value. Recycled scrap tire rubber is already used in a great variety of products, promoting longevity by adding it to asphalt pavement, adding bulk and providing drainage as a soil additive, providing durability as a carpet underpadding, increasing resiliency in running track surfaces and gymnasium floors, and absorbing shock and lessening the potential for injuries as a ground cover for playgrounds and other recreational areas.

Marketing Activities

         To a large extent we have in the past concentrated our efforts on completing the design, development, and construction of our prototype TCS-1 Plant and raising adequate financing to support such efforts. Our long-term objective, however, is to market TCS Systems worldwide, through national and international sales representatives, licensees or strategic partners. Our short-term objective is to operate our prototype TCS-1 Plant as a Certified Commercial Recycling Center. Once we become certified we will be entitled to tipping fees paid by Recycle Quebec, a quasi-governmental agency, of approximately $.48 per tire. In addition we have recently obtained orders for our rubber crumb and anticipate that said orders will continue in the future.

         We can make no assurances with respect to the success of our marketing and distribution strategy of either our rubber crumb or our TCS Systems. Furthermore, we have limited resources to achieve the distribution of our TCS Systems and to date we have made no sales, leases or licenses. We believe that we will need additional financing, which may not be available, to achieve our long-term objectives.

Government Regulation

         It is our intention to operate our prototype TCS-1 Plant as a Certified Commercial Recycling Center. In that regard we have recently submitted a scientific report on our technology to the Federal and Provincial governments in Quebec Canada, which was accepted, and as a result, we recently received a Research and Development tax refund against taxes we paid during fiscal year ended June 30, 2001. With this acceptance in hand, we invited Recycle Quebec, the quasi-governmental agency possessing the authority to certify us as a Commercial Recycling Facility, to review our technology. We have recently been advised by Recycle Quebec, that we will be certified as a Commercial Recycling Center to recycle tires upon obtaining our operating permits. We have applied for said permits, have overcome concerns presented to us to date, and expect to be receiving the necessary permits in the near future.

         The TCS-1 Plant is a "closed loop" system which does not use any chemicals, solvents, gases or other substances which could result in emissions of any kind from the operation of the Plant. Furthermore, to the best of the Company's knowledge, operation of the TCS-1 Plant will not result in the emission of air pollutants, the disposal of combustion residues, the storage of hazardous substances, or the production of any significant amounts of solid waste which would have to be landfilled. However, the operation of a TCS-1 Plant will involve, to varying degrees and for varying periods of time, the storage of scrap tires which, with their size, volume and composition, can pose potentially serious environmental problems. While the Company does not believe that such storage will normally involve quantities of tires so large or storage periods so extensive as to constitute the "stockpiling" of scrap tires, it should be noted that stockpiling, should it occur, could constitute a particularly serious environmental problem. Among the numerous problems relating to scrap tires, is that when stockpiled above ground, tires create serious public health and environmental hazards ranging from fires, which generate large and dense clouds of black smoke and are extremely difficult to extinguish, to the creation of vast breeding grounds for mosquitoes and vermin.

         As a result, many US states and Canadian provinces have either passed or have pending legislation regarding discarded tires including legislation limiting the storage of used tires to specifically designated areas. We and operators of other TCS Systems will therefore be subject to various local, state, and federal laws and regulations including, without limitation, regulations promulgated by federal and state environmental, health, and labor agencies. Establishing and operating a TCS System for tire recycling will require numerous permits and compliance with environmental and other government regulations, on the part of our customers, both in the United States and Canada and in most other foreign countries. The process of obtaining required regulatory approvals may be lengthy and expensive for us and customers of our TCS Systems. Moreover, regulatory approvals, if granted, may include significant limitations on operations. The US-EPA and comparable US state and local regulatory agencies, and similar government bodies in Canada and in other jurisdictions where TCS Systems will be marketed actively enforce environmental regulations and conduct periodic inspections to determine compliance with government regulations. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspension of approvals, seizure or recall of products, operating, restrictions, and criminal prosecutions.

         We believe that existing government regulations, while extensive, will not result in the disabling of its TCS System customers to operate profitably and in compliance with such regulations. The burden of compliance with laws and regulations governing the installation and/or operation of TCS Systems could, however, discourage potential customers from purchasing a TCS System which would adversely affect our business, prospects, results, and financial condition. As a result, our business could be directly and indirectly affected by government regulations.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our corporate headquarters and plant are located at 3828 St. Patrick, Montreal, Quebec, H4E 1A4. On February 17, 1998, we entered into a five-year term lease (the "Tri-Steel Lease") with Tri-Steel Industries Inc. ("Tri-Steel"), effective as of March 1, 1998 for a 90,000 square foot research and manufacturing facility on a completely fenced 180,000 square foot contiguous lot located at 3828 Saint Patrick Street and 2200 Pitt Street in Montreal, Canada. This site is situated adjacent to an interstate highway and a Canadian National Railway line in an industrial area located approximately two miles from the principal downtown Montreal business center.

         The Tri-Steel Lease provides for rental payments, as follows:
         o year-one (commencing March 1, 1998): Cdn$10,000 per month (approximately US$7,000);
         o    year-two: Cdn$20,000 per month (approximately US$14,000); and
         o years-three, four, and five: Cdn$25,000 per month (approximately US$17,500).

         We have been in arrears in the payment of our rent. In June 2001 the landlord instituted a Motion in resiliation of lease and to recover rent due in the amount of Canadian$177,973.62 (approximately US$113,900). We have filed defenses claiming breach of contract and negligence on the pert of the landlord and are currently in negotiation with Tri-Steel Industries. The action is still pending.

         Quebec sales taxes ("QST") and (Canadian) Government sales taxes ("GST") are also payable by us on all rental payments. Under present regulations, these taxes are either refundable to us or are available as reductions of required remissions of sales taxes collected on sales made to other taxable Canadian entities. To date, such taxes have been refunded to us or, on occasion, offset against amounts due by us with respect to payroll taxes. In fiscal year ended June 30, 2001 we have received tax refunds/credits in the amount of $353,725.

         In addition to the taxes, we are obligated to pay additional costs, including:
         o    all fuel and utility charges;
         o    real estate taxes; and
         o Premium for insurance on the premises for not less than approximately $2,800,000 and public liability insurance for not less than approximately $2,100,000.

         The aggregate amount of such additional costs during fiscal year ended June 30, 2001 was approximately $138,744.

ITEM 3.  LEGAL PROCEEDINGS

         We are presently a party in the following legal proceedings:

         IM2 Merchandising and Manufacturing, Inc and David B. Sinclair v. The Tirex Corporation, Tirex Corporation Canada, Inc., et al.

         The Plaintiffs, a Canadian resident and a Canadian corporation sued in the Delaware, U.S. Federal District Court claiming fraud, breach of contract, unjust enrichment and other allegations, that the alleged Defendants, which include Tirex Corporation Canada and The Tirex Corporation, jointly conspired to profit from their failure to comply with terms of a manufacturing agreement. The monetary demand of this complaint was unspecified. We were prepared to move to dismiss Plaintiffs' Complaint, but after consultations with the Plaintiffs' Attorneys, the Plaintiffs' withdrew this complaint voluntarily. Plaintiffs later filed a second action in the Chancery Court of Delaware alleging certain of the same allegations; fraud, breach of contract, unjust enrichment, breach of fiduciary duty and misrepresentation, but eliminated other counts including the securities fraud allegations. The Defendants in the State Court action are the same named in the Federal Court action, and again the monetary damages are unspecified. We moved to dismiss the State Court Chancery case alleging defective service of process and asserting that the Court had no jurisdiction over the Defendants in Delaware and for removal of the case to Canada based on forum non convenience and other considerations. Our motion was granted and the case dismissed.

         Subsequently, on or about April 25, 2001, the Plaintiffs instituted a lawsuit in Superior Court, judicial district of Montreal alleging breach of contract and claims damages of Canadian$794,690 (approximately US$508,600) representing expenses and an additional Canadian$5,411,158 (approximately US$1,874,000) in loss of profits. We have filed a detailed answer denying all liability, stating further that Plaintiffs failed to comply with their obligations. We believe we have meritorious defenses to all of the Plaintiffs' claims. The action is still pending.

Surgent v. The Tirex Corporation

         An action was brought by the Plaintiff against us, alleging that we had agreed to issue 1,000,000 shares of our Common Stock to the Plaintiff in consideration for expenses allegedly paid by the Plaintiff on our behalf in the amount of approximately $150,000. These expenses allegedly were incurred in relation to the rental of certain office space and performance of administrative services. The Plaintiff's complaint sought to impose an equitable trust or lien on 1,000,000 of our unissued common shares, demanded the issuance of the 1,000,000 shares and alleged breach of contract and claimed damages of $1,400,000.

         We moved to dismiss the case on various procedural grounds and in September 2000 the Court granted our motion based upon the lack of venue in Union County, New Jersey. A new action was instituted by Plaintiff in the Superior Court of New Jersey, Bergen County in April 2001 alleging similar claims as set forth in the previous action. We denied all of plaintiff's allegations. Our Counsel believes we have valid defenses to all of Plaintiff's claims and the case is in the pretrial discovery stage. The Plaintiff is presently in default of its production of documents and we intend to enforce our rights, including moving to dismiss Plaintiff's complaint, if appropriate.

Lefebvre Freres Limited v. The Tirex Corporation

         Lefebvre Freres Limited instituted an action against us on August 13, 2001 in the Superior Court, judicial district of Montreal claiming Canadian $98,513 (approximately US$63,000) is due and owing for the manufacture and delivery of car tire disintegrators. We are preparing a defense and cross claim against Plaintiff as the product delivered was defective and we believe we are entitled to a reimbursement of sums paid. The action is still pending.

Tri-Steel Industries Inc. v. The Tirex Corporation

         Our landlord Tri-Steel Industries Inc. instituted an action against us, and our subsidiaries Tirex Canada and Tirex Canada R & D Inc., on or about June 22, 2001 for arrears of rent in the amount of Canadian$177,973.62
(approximatelyUS$113,900). We are currently in negotiation with Tri-Steel Industries and the action is still pending.

         No director, officer, or affiliate of the Company, or any associate of any of them, is a party to or has a material interest in any proceeding adverse to us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended June 30, 2001 no matters were submitted to a vote of the shareholders of the Company.


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

                                                          Bid Prices
                      Period                             Common Stock
                      ------                             ------------

         Fiscal Year Ending June 30, 2000               Low        High

               September 30, 1999                      $ 0.04     $ 0.13
               December 31, 1999                         0.035      0.14
               March 31, 2000                            0.07       1.41
               June 30, 2000                             0.255      0.68

         Fiscal Year Ending June 30, 2001               Low        High

               September 29, 2000                      $ 0.28     $ 0.26
               December 29, 2000                         0.09       0.09
               March 30, 2001                            0.07       0.08
               June 29, 2001                             0.06       0.05

Shareholders

         As of October 1, 2001, the number of holders of record of the Company's common stock, $.001 par value, was approximately 487, which does not include shares held by persons or companies in street or nominee name.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

                      Management's Discussion and Analysis
                Of Financial Condition and Results of Operations

         The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this prospectus. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external competitive market factors or in our internal budgeting process which might impact trends in the our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in the our business strategy or an inability to execute its strategy due to unanticipated changes in the industries in which we operates; and (iv) various competitive factors that may prevent the us from competing successfully in the marketplace.

Results of Operations

         In March 2000, we announced that our tire recycling technology was ready for replication and commercialization. During Fiscal 2001, we demonstrated our technology to numerous groups from China, Italy, Korea, Brazil, the U.K., Puerto Rico, Ukraine, Egypt and Canada, as well as to some shareholders and potential strategic alliance partners. While numerous Letters of Intent have been signed, as of this date, no purchase/sale contracts have been written. The status of certain of our Letters of Intent/Memorandum of Understanding, are as follows:

         o SAMHO - In October 2000, we signed a Memorandum of Understanding with SAMHO, a Korean company, respecting the future acquisition of one or more TCS Systems. Following the signing of the Memorandum, there were some early communications with this Korean Group, but of late, attempts to communicate with them have proven fruitless. We are of the opinion that is unlikely that a purchase and sales agreement will be concluded with the SAMHO Group.

         o Crioengineering S.r.l. - During the first quarter of Fiscal 2001, we signed a Memorandum of Understanding with Crioengineering, an Italian company being incorporated at that time for purposes of, among other things, acquiring, installing and operating tire recycling equipment for multiple locations in Italy. Several months following the signing of this Memorandum, this Italian company encountered difficulty in securing construction permits for the first site which they had chosen for an installation. We were subsequently made aware of disagreements within the shareholder group of Crioengineering, the effect of which was to delay indefinitely any TCS acquisitions by them. We are of the opinion that, until such disagreements are resolved by whatever means, there is little likelihood that Crioengineering will order any Systems from Tirex. This does not mean that certain elements of the shareholder group of Crioengineering may not attempt to revive the overall project, but we are of the opinion that any such attempt would likely be undertaken under a different corporate identity and structure. In the meantime, we have been working with other Italian interests for purposes of establishing tire recycling operations in that country. While negotiations are proceeding normally, there can be no assurance that a contract for the purchase and installation of one or more TCS Systems with these other Italian interests will actually be concluded.

         o Puerto Rico - A letter of intent was signed to set up a TCS-2 facility and joint venture on a crumb rubber product manufacturing facility in Puerto Rico. The Puerto Rican representatives presented their project, which includes our technology, to the Government of Puerto Rico in June 2001 to secure approval to proceed, and again in September of 2001 for purposes of securing public funding for the project. While the Puerto Rican representatives have advised us verbally that their presentations went well, as of September 30, 2001, no formal sale and purchase agreement had been concluded and management cannot provide any assurance that any such agreement will, in fact be concluded.

         o Recycletron Inc. - We entered into a letter of intent with Recycletron in July of 1997 wherein Recycletron agreed to purchase a TCS-1 upon our completing the design of the system and demonstrating its performance on a 24-hour basis over a significant period of time. Although it has taken us longer than expected to establish a fully operational prototype, Recycletron continues to indicate interest in our technology.

         o Shangdong Hongli Group and Jiangsu Nanjing Implements Factory-Although we entered into letters of intent with these Chinese Organizations in December of 1999 and in June of 2000, for, among other things the exclusive right to market our technology in China, we have recently had no communication from them in response to our inquiries and do not believe the terms of the letters of intent will ever be consummated in an agreement.

         o Well Express - As a result of the failure of the Shangdong Hongli Group and Jiangsu Nanjing Implements Factory to move forward on their letters of intent, we proceeded to negotiate with Well Express International Ltd., an import/export company based in Hong Kong, regarding a province in China as an exclusive sales territory. Well Express first came to see our prototype in April 2000. Ms. Yuen, President of Well Express, returned to Montreal and a Memorandum of Understanding was signed on June 10, 2000. Thereafter our President, Mr. Threshie met with Well Express in December 2000 in mainland China and a Components Purchase Agreement was signed, conditioned upon a final technical inspection. The Technical Contract was forwarded to Well Express in May 2001. However, the customer presented new system specification requirements to us, which require price adjustments to the original purchase and sale agreement and to date we have not come to an agreement on the final sales price. As a result, we cannot be certain of the successful closure of this potential sale. Further, no agreement to market, sell and/or manufacture the TCS-1 System in the People's Republic of China was ever finalized between us and Well Express. Thus, the right to market in China is not held by any entity at this time.

         We plan to convert certain of the letters of intent/memorandum of understanding into sales over the next several months. A compelling reason why we have not entered into any firm purchase orders to date is that our prototype had not, until very recently, been fully operational on a long-term continuous basis. During our testing period, several technical problems arose which took both time and money to rectify. We believe we have successfully addressed each issue and our prototype has been and is now running on a regular continuous basis. We anticipate undertaking additional product demonstrations both to known potential customers and to others not yet identified by either management or its market development partners. Although we believe that firm contracts will be concluded in the near future, we cannot offer any guarantees that such contracts will materialize.

         We completed an agreement in principle with Simpro S.p.A. of Turin, Italy respecting the manufacturing, installation and provision of post-sales service for our European clientele. This agreement in principle was followed by the final form of the contract, which memorialized certain terms of Simpro's previous letter of intent with us, and was signed during the third quarter of Fiscal 2001. Since signing, we have been working with Simpro to finalize costing of the TCS System on a components basis in such a format as to facilitate quotations for potential customers to respond to their input and output requirements.

         We entered into a conditional agreement with Tirex-Europe in April 2001 respecting market development activities to be undertaken in most of Europe, the Middle East and those north African countries bordering on the Mediterranean Sea. This agreement originated from a letter of intent we entered into with European Transformation Resources (ETR), a company to be incorporated under the laws of the Grand Duchy of Luxembourg, for the marketing of TCS Systems in these same regions. The principal owner of ETR joined Tirex-Europe, a company already incorporated under Spanish law. Under the terms of the agreement with Tirex-Europe, the Gross Revenue and Cost of Systems Sold numbers resulting from the sales of TCS Systems would be recorded on the books of Tirex-Europe rather than on our books. Revenue will be attributed to us on the basis of a gross profit sharing proportion applied to such sales concluded by Tirex-Europe. These gross profit sharing proportions are variable as a function of whether or not the sale is being made to a new customer or an existing customer and how many sales are being made to the same customers. The variable scale is not country-specific. Also under the terms of the Tirex-Europe Agreement, Tirex-Europe will pay to us the sum of $500,000, payable over the sale of the first ten TCS Systems but with an overall deadline of twelve months. The contract with Tirex-Europe does not come into effect until Tirex-Europe delivers to us a first firm purchase order for a TCS System.

         In January 2000, we signed a License Agreement with Ocean Equipment Manufacturing and Sales Co. ("OEMS") of New Jersey, a company owned by Louis A. Sanzaro who is also a director and a significant shareholder of Tirex, for the marketing and for the manufacturing, installation and service of our tire recycling systems in the U.S. market. Under the terms of the Agreement, we would receive a royalty for each system sold, subject to adjustments respecting actual manufacturing costs. As of September 30, 2001, OEMS had not yet concluded any sales of TCS Systems to independent parties. In consideration of the lack of sales to date in the US market, the vastness of the market and the limited resources available to OEMS to undertake the scope of marketing activities required within the USA, Mr. Sanzaro has acknowledged that both the Company and he, as a significant owner of Tirex common shares, could mutually benefit from permitting other unrelated parties to actively market TCS Systems in the USA. The modifications which this would require to the OEMS Agreement have not yet been documented.

         In October 1999 we entered into an agreement with Allied International Management. Under the terms of the Agreement, Allied was to be an exclusive advisor and consultant to us with respect to business in Central and South America. The agreement provided that in the event that Allied generated business on our behalf they would be paid on a commission basis. The agreement also provided that, at any time after six months from its date of signing, either party could terminate the agreement, with or without cause with 30 days of notice. Upon termination, however, the compensation clause would remain in effect for a two-year period with respect to business generated by Allied. On November 15, 2000, we exercised our right to terminate the agreement, to take effect December 15, 2000. As a result, Allied no longer has exclusivity as to business in Central and South America. To date no business has been generated by Allied and we have paid no compensation.

         On January 31, 2001, we entered into an Agreement with James Conway, an Australian national, under which he was named Business Development Manager Asia. Under this Agreement, Mr. Conway was directed to find a Japanese licensee to produce and sell TCS Systems. The Japanese company eventually selected would have exclusive rights to the Japanese market and non-exclusive rights in other Asian markets. This five-year agreement with Mr. Conway provides for the payment of 10% of the License Fee paid by the Japanese company plus a 1% commission on sales made within five years on all sales made by the licensed Japanese manufacturer. On August 10, 2001, we further appointed Mr. Conway as a Sales Representative in Asian markets which would be outside of Japan, the territory which would be attributed to an eventual Japanese licensee. Under the terms of this three-year agreement, Mr. Conway would receive a commission equal to 5% of the selling price, before any sales or value-added taxes, customs and excise taxes and similar levies which might be imposed by a government. This Agreement will expire on August 8, 2004.

         We recently converted our TCS-1 prototype in Montreal into a full-scale commercial recycling center and in July 2001 received a production order from Xerus, Inc. for 10,000 pounds per month of our crumb rubber, Rutex. This order was followed by an one-year supply contract with Animat Inc. of Sherbrooke, Quebec calling for delivery of 100,000 lbs of rubber crumb per month. We delivered the first 10,000 pounds to Xerus in August and anticipate that we will continue to fulfill this order as contracted. Production for the Animat commitment has started. The rubber crumb for the Xerus contract will be used to make, under contract, mud flaps for buses and large trucks and for the production of protective tiles which are installed on artificial playing surfaces such as soccer and football fields such as during half-time shows. Animat is a high-volume consumer of rubber crumb for the production of industrial and agricultural floor mats.

         We also entered into a Product and Market Development Agreement with Xerus, Inc. on April 11, 2001 for the purpose of establishing an investment partnership to develop new products, applications and markets for recycled rubber, including, but not limited to, rubber and plastic compound formulations. The terms of the agreement requires us to invest $150,000 for 15% of Xerus' outstanding stock. Further, we have an option to purchase up to an additional 10% of Xerus. These sums will be invested when the funds become available. Xerus was incorporated in January of 2001 under the Canada Business Corporations Act. Messrs. Andre Valois and Michel DeBlois, the President and Vice-President of Xerus respectively, are consultants to us. Prior to the conclusion of the Xerus Agreement, Mr. DeBlois provided technical consulting services to us under the aegis of his consulting company, MD Technologies Inc., and was responsible for developing resin/rubber crumb formulations for molding and extrusion applications for us. Under the Xerus Agreement, any intellectual property rights arising from R & D work performed by Xerus on a mandate received from us accrue to us. Any other intellectual property developed by Xerus remains with Xerus. Xerus enjoys a right of first refusal with respect to manufacturing and selling of products which are the fruit of R&D efforts undertaken by them on our behalf, just as we enjoy a right of first refusal should Xerus wish to sub-contract out the required manufacturing activity. We have a right of first refusal to supply all rubber crumb required for the R&D and production activities of Xerus. As noted previously, Xerus is currently using our supplied rubber crumb to manufacture large vehicle mud flaps and protective tiles for artificial playing surfaces

         We have been able to identify a potentially significant requirement for large volumes of fine mesh rubber crumb. These volumes of fine mesh rubber crumb would require a System output profile by mesh size different from what the TCS is currently capable to produce. To satisfy this apparent market requirement would require adding additional equipment to the original TCS configuration and augmenting the freezing capability of the System. Most of this work has actually been completed. In addition to enhancing our ability to sell rubber crumb, we feel that such enhancement options could materially broaden the market for the TCS technology. We have been experimenting with numerous production process variants to meet expressed market demands, and for which potential customers appear willing to pay a premium price. We have also been working with Simpro on the design and integration of auxiliary equipment, ancillary to the System, to augment to the primary TCS System and enhance its flexibility so to assure its capability to meet different demand requirements.

         Heretofore, we have not been producing such volumes of rubber crumb as to require operating permits with respect to a commercial recycling center. Considering our developing business for the production and sale of rubber crumb, such operating permits will be required and we have initiated the process of obtaining such permits. These permits are also important to us in that they represent the last significant condition being deemed an accredited tire recycling center by Recyc-Quebec, the Quebec government agency which oversees recycling and which is responsible for the payment of subsidies relative to tire recycling. This accreditation will enable us to receive such tipping fees, which at prevailing foreign exchange rates, equate to approximately sixty cents per tire. While we have no reason to believe that that these permits will be denied, we cannot provide any assurances that these permits will be issued or that any conditions, which might be required for such issuance, would be within our means and/or capability.

         In February of 2001, we concluded a private financing with an investor group. Under the terms of the Agreement, we have the contractual right to require the Investor to purchase up to US$5,000,000 of put notes. To date, we have drawn down US$750,000 of this amount. We used the proceeds of this financing toward legal and consulting fees due, normal operating expenses such as payroll, rent and taxes and the acquisition of equipment for our prototype TCS-1 Plant. The initial $750,000 was provided in the form of a Convertible Note. In addition to the conversion feature in the note, warrants are also issuable as a function of the actual amount of the funds drawn down by us.

         Because of the lengthy delay preceding the commencement of commercial operations, we have historically had to cover our overhead costs from sources other than from commercial revenues. We expect that some portion of our future overhead costs, which may be quite significant, will continue to be covered from sources other than commercial revenues, to the extent that they are not defrayed by crumb rubber sales and possible tire recycling subsidies. As of September 30, 2001, our monthly overhead costs are approximately $100,000 per month. This cash flow deficit condition will continue until such time as the Company will start generating revenues from the sale of TCS Systems.

         We are presently still in the very early stages of the business of producing and selling rubber crumb and of manufacturing and selling TCS Systems. We do anticipate that we will begin selling and manufacturing TCS Systems on a commercial basis in the near future. In Fiscal 1999, we had $390,848 of gross sales resulting from the sale of welcome mats. For economic reasons, the welcome mat business was abandoned prior to Fiscal 2001. Accordingly, we did not generate any gross sales during either Fiscal 2000 or Fiscal 2001. Unless and until we successfully develop and commence TCS System manufacturing and sales operations on a full-scale commercial level, we will not generate significant revenues from operations. If the conversion of our prototype to a commercial unit does not prove successful, or if the Company does not succeed in obtaining operating permits, for which there can be no assurance on either count, we would be obligated to attempt to seek non-commercial sources of revenues to support operations until TCS Systems sales and manufacturing operations would become a reality. In the event of such a circumstance, there can further be no assurance that such non-commercial revenue funding would be available at all or on terms acceptable to management. Except for the foregoing, we have never engaged in any significant business activities.

Liquidity and Capital Resources

         As of June 30, 2001, we had total assets of $3,072,245 as compared to$3,287,384 at June 30, 2000 reflecting a decrease of $215,139. Fiscal year-end total assets at June 30, 2000 had reflected a previous decrease of $1,110,620 over $4,398,004 at June 30, 1999. We attribute the decrease in total assets at June 30, 2001 principally to (i) a decrease of $114,192 in Tax Credits Receivable from $475,221 as of June 30, 2000 to $361,029 as of June 30, 2001, and (ii) a decrease of $116,089 in Accounts receivable and notes receivable from $129,431 as of June 30, 2000 to $13,342 as of June 30, 2001. The reduction in tax credits receivable is attributed to a slightly smaller amount of Research and Development incurred by us. The reduction in accounts receivable and notes receivable is attributable to an offset of various notes receivable from Officers against amounts due to these Officers as of June 30, 2001.

         As of June 30, 2001, we had total liabilities of $4,105,736 as compared to $4,121,223 at June 30, 2000, reflecting a marginal decrease in liabilities of $15,487. Total liabilities at June 30, 2000 had reflected a previous increase of $169,215 over $3,952,008 in total liabilities at June 30, 1999. We attribute such increases in total liabilities at June 30, 2001 primarily to: (i) increases in convertible notes and debentures in an amount of $860,556 from $75,000 as of June 30, 2000 to $935,556 as of June 30, 2001, (ii) increases in accounts payable and accrued liabilities in an amount of $71,734 from $1,187,711 as of June 30, 2000 to $1,259,445 as of June 30, 2000, and (iii) decreases in loans from related parties in an amount of $889,291 from $2,093,954 as of June 30, 2000 to $1,204,663 as of June 30, 2001. This decrease in loans from related parties reflects the fact that funding from Officers was fundamentally replaced with funding from outside third parties.

         Reflecting the foregoing, the financial statements indicate that as at June 30, 2001, we had a working capital deficit (current assets minus current liabilities) of $1,014,881 and that as at June 30, 2000, we had a working capital deficit of $572,149, a difference of $442,732. There were significant reductions in current assets as noted in the second preceding paragraph, particularly in Tax Credits Receivable, which reductions were in addition to increases in current liabilities due to third parties.

         The success of our tire recycling equipment manufacturing business and our ability to continue as a going concern will be dependent upon our ability to obtain adequate financing to commence profitable, commercial manufacturing and sales activities and the TCS Systems' ability to meet anticipated performance specifications on a continuous, long term, commercial basis.

Results of Operations

         As noted above, we are presently in the very early stages of the business of manufacturing and selling TCS Systems, and similarly only initiated production of rubber crumb for resale during the first quarter of Fiscal 2002. The rubber crumb being produced is on a contract basis rather than being produced for inventory. We will initiate manufacturing operations with respect to TCS Systems, either directly or through licensees, upon receipt of firm purchase orders, either directly or through strategic market development partners. While progress to this end has proven frustrating so far, we believe that we will be able to secure such purchase orders during Fiscal 2002. We had no income from operations during Fiscal years 2001 and2000. Despite the limited revenues which will become available to us from the sale of rubber crumb during Fiscal 2002, unless and until we successfully develop our marketing and manufacturing operations related to TCS Systems on a full-scale commercial basis, we will continue to generate inadequate revenues from operations to support our monthly cash requirements. Except for the foregoing, we have never engaged in any significant business activities.

         The financial statements, which are included in this Report, reflect total general and administrative expenses of $1,992,559 for fiscal 2001, which reflects an increase of $722,490 over Fiscal 2000, when general and administrative expenses were $1,270,069. During fiscal 2001, our total operating costs decreased by $2,510,118, from $5,457,560 for fiscal 2000 to $2,947,442 for fiscal 2001. The majority of such decrease is the result of decreased research and development expenditures, which fell from $4,118,950 in Fiscal 2000 to $807,272 in Fiscal 2001, a decrease of $3,311,678. This decrease was somewhat offset by an increase in general and administrative expenses, as noted above, in the amount of $722,490.

         We believe that the amounts accrued to date in respect of the shares issued to compensate the executive officers and consultants reflect the fair value of the services rendered, and that the recipients of such shares received such shares at an appropriate and reasonable discount from the then current public market price. We believe that the discount is warranted due to the fact that there are often restrictions on the transfer of said shares arising out of the absence of registration, and the uncertainty respecting our ability to continue as a going concern.

         From inception (July 15, 1987) through June 30, 2001, we have incurred a cumulative net loss of $23,622,329. Approximately $1,057,356 of such cumulative net loss was incurred, prior to the inception of our present business plan, in connection with our discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. We never commenced our proposed health care operations and therefore, generated no revenues therefrom.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements required to be included in this Report pursuant to Item 310(a) of Regulation S-B, are set forth below.

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There was no resignation or dismissal of our principal independent accountant during the two most recent fiscal years and the interim period subsequent thereto.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees

         The following sets forth, as of June 30, 2001 the names and ages of all directors, executive officers, and other significant employees of the Company; and all positions and offices in the Company held by each, and the terms of said offices. Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified:

                                      Offices                    Term of
        Name                   Age    Held                       Office
--------------------           ---    -------                    -------

John L. Threshie, Jr            47    Chairman of the             November 1999-
                                      Board of Directors and      present
                                      Chief Executive Officer

                                      Director                    June 1995-
                                                                  February1999

                                      Vice President              June 1995-
                                                                  November 1999

                                      Secretary                   December 1996
                                                                  February 1999

                                      Offices                    Term of
        Name                   Age    Held                       Office
--------------------           ---    -------                    -------

Louis V. Muro                   69    Vice President              January 1996-
                                      of Engineering present
                                      and Director

                                      President                   March 1994-
                                                                  January 1995

                                      Director                    December 1992-
                                                                  January 1995

                                      Secretary                   December 1992-
                                                                  March 1994


Louis Sanzaro                   51    Director                    January 1997-
                                                                  present

                                      President                   February 1999-
                                                                  November 1999

                                      Vice President              January 1998-
                                      Of Operations               February 1999


Michael D.A. Ash                52    Secretary, Treasurer, and   February 1999-
                                      Chief Financial and         present
                                      Accounting Officer

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

Compliance With Section 16(a) of the Exchange Act.

         None of the our securities have been registered pursuant to Section 12 of the Exchange Act of 1934, as amended (the "Exchange Act"). Therefore, Section 16(a) of the Exchange Act is not applicable.

ITEM 10. EXECUTIVE COMPENSATION

Current Remuneration

         The following table sets forth information concerning the annual compensation received or accrued for services provided in all capacities for the fiscal years ended June 30, 1999, 2000 and 2001 by our chief executive and all our executive officers serving as such as at June 30, 2001 or at any time during the year ended June 30, 2001. Common stock issued in lieu of cash salary payments was valued at a 30-50% discount from the average market price of such stock during the periods in which such salary was earned. Determination of the market price for such purpose was based upon the average of the bid and ask prices of such stock, as traded in the over-the-counter market and quoted in the OTC Bulletin Board. The discount from the market price was determined arbitrarily, by negotiation between the Company and our executive officers and did not bear any relationship to any established valuation criteria such as assets, book value, or prospective earnings. The market prices of our common stock and the liquidity of such market has historically been volatile. Future announcements concerning us, our competitors, results of testing, technological innovations or new commercial products may have a significant impact on the market price of our common stock. We believe that, as of the dates when such shares were issued, the actual market value of such shares was, and as of the date hereof remains, highly contingent upon, and subject to, extremely high risks.

SUMMARY COMPENSATION TABLE:

----------------------------------------------------------------------------------------------------------------

                                                                      ANNUAL COMPENSATION
----------------------------------------------------------------------------------------------------------------
Name and
Principal Position                             Year              Salary $             Bonus $          Other $

----------------------------------------------------------------------------------------------------------------

John L. Threshie, Jr                           2001          $ *     *(1)(7)
President and Chief                            2000          $125,000 (2)(7)
Executive Officer                              1999          $ 62,500
----------------------------------------------------------------------------------------------------------------

                                               2001          $ *     *(3)(7)
Louis V. Muro, Vice                            2000          $150,000 (4)(7)
President of Engineering                       1999          $150,000
----------------------------------------------------------------------------------------------------------------

Louis V. Sanzaro                               2001          $*      *
Chief Operating Officer                        2000          $175,000 (5)(7)
(Resigned November 1999)                       1999          $175,000
----------------------------------------------------------------------------------------------------------------

Terence C. Byrne                               2001          $      0
President and Chief                            2000          $250,000 (4)(7)
Executive Officer                              1999          $250,000
(Resigned November
1999)
----------------------------------------------------------------------------------------------------------------

(1) In lieu of cash payment of salary, reimbursable expenses and other benefits, Mr. Threshie accepted our shares of Common Stock and was permitted to purchase shares at a discount of ___% of the then current market price. The number of shares issued to Mr. Threshie pursuant thereto during fiscal 2001 aggregated __________ shares. It is our intention and that of Mr. Threshie to continue to enter into similar transactions during fiscal year 2002.

(2) In lieu of cash payment of salary, reimbursable expenses and other benefits, Mr. Threshie accepted our shares of Common Stock and was permitted to purchase shares at a discount of 50% of the then current market price. The number of shares issued to Mr. Threshie pursuant thereto during fiscal 2000 aggregated 4,865,995 shares.

(3) In lieu of cash payment of salary, reimbursable expenses and other benefits, Mr. Muro, from time to time, accepted shares of our Common Stock and was permitted to purchase shares at a discount of __% of the then current market price. The number of shares issued to Mr. Muro pursuant thereto during fiscal 2001 aggregated __________ shares. It is our intention and that of Mr. Muro to continue to enter into similar transactions during fiscal year 2002.

(4) In lieu of cash payment of salary, reimbursable expenses and other benefits, Mr. Muro, from time to time, accepted our shares of Common Stock and was permitted to purchase shares at a discount of 50% of the then current market price. The number of shares issued to Mr. Muro pursuant thereto during fiscal 2000 aggregated 1,194,811 shares.

(5) In lieu of cash payment of salary, reimbursable expenses and other benefits, Mr. Sanzaro accepted shares of our Common Stock at a discount of 50% of the then current market price. The number of shares issued to Mr. Sanzaro pursuant thereto during fiscal 2000 aggregated 632,308 shares.

(6) In lieu of cash payment of salary, reimbursable expenses and other benefits, Mr. Byrne accepted shares of our Common Stock and was permitted to purchase shares at a discount of 50% of the then current market price. The number of shares issued to Mr. Byrne pursuant thereto during fiscal 2000 aggregated 2,544,556 shares.

(7) We believe that it is impossible to determine the actual current or potential value of such shares in light of the fact that, as of the dates when such shares were issued to the executive officers, the actual potential market value of such shares were highly contingent upon, and subject to, extremely high risks including but not limited to the following factors: (i) the very early stage of development of our business; (ii) our lack of sufficient funds to implement our business plan and the absence of any commitments from potential investors to provide such funds; (iii) the absence of a reliable, stable, or substantial trading market for such shares; and (iv) the uncertainty respecting our ability to continue as a going concern.

The Tirex Corporation Stock Plan

         On June 23, 2000 we adopted the Tirex Corporation Stock Plan (the "Plan") to advance our interests and those of our shareholders by affording to our key personnel, consultants and other persons who have made substantial contributions to us an opportunity to acquire or increase their proprietary interest in the Company by the issuance to such individuals of Awards, Options or Grants under the terms set forth in the Plan. By thus encouraging such individuals to become owners of our common stock we seek to motivate, retain, and attract those highly competent individuals upon whose judgment, initiative, leadership, and continued efforts our success in large part depends.

         The Plan originally provided that up to 21,000,000 shares could be issued for this purpose, 7 million shares to be given as awards, 7 million shares to underlie options to purchase common stock, and 7 million shares to be given as grants. Awards and Options can only be given to individuals who have been either in our employ, an officer, director or consultant for the preceding 6 months. Awards are not fully vested until the end of three years with the 1/12th of the aggregate award vesting at the end of each quarter. If the Awardee is terminated for cause or resigns the unvested portion of the award is forfeited. Options can be exercised at any time and upon exercise the underlying stock is fully vested with the purchaser. The Options are not transferable and are exerciseable for two (2) years after which time they expire. If the Optionee is terminated for cause or resigns all unexercised options are forfeited. A Grant of Stock pursuant to the terms of the Plan can only be given to persons who have made a substantial contribution to us and the shares are not forfeitable. Subsequent to the Plan's adoption an additional 5,000,000 shares of common stock were added to it and up to the 26,000,000 shares were made eligible to be given as either Awards, Grants or Options.

         At June 30, 2001, ________ options to purchase shares of our common stock have been issued, with such options exerciseable at between $.___ to $.____ per share of common stock. In addition _______ shares of our common stock was issued as Grants as of June 30, 2001 while no Awards were given.

Compensation of Directors

         The Directors of the Company were not compensated for their services as such in fiscal 2000.

Employment Agreements

         We seek to maintain employment agreements with all of our executive officers (the "Executive Agreements"). We currently have an employment agreement with Mr. Threshie that provides for an annual salary of $125,000 and is in effect until December 31, 2003. We currently employ Mr. Muro on a month-to-month basis, based on an annual salary projection of $150,000. During fiscal 2000 Mr. Ash voluntarily abrogated his Executive Agreement with us and entered into a new agreement under which his compensation is in the form of shares. Under this new agreement, Mr. Ash continues to act as Secretary-Treasurer and Chief Financial Officer on a consulting basis. Under the terms of the original Executive Agreement, Mr. Ash's annual compensation was US$125,000. The consulting agreement extends to December 31, 2000 and is renewable by mutual consent of the Company and Mr. Ash. Mr. Ash's compensation for the sixteen-month period to end December 31, 2000 was 2,000,000 common shares, subject to prorated adjustment in the event of a stock split.

         All of the above agreements provide for the payment of bonuses at the sole discretion of the Board of Directors based upon an evaluation of the executive's performance, with payment of any such bonuses to be reviewed annually. The Executive Agreements also provide for the participation by each of the foregoing persons in any pension plan, profit-sharing plan, life insurance, hospitalization or surgical program, or insurance program hereafter adopted by us, reimbursement of business related expenses, the non-disclosure of information which we deem to be confidential to it, non-competition by the executive with us for the one-year period following termination of employment with us and for various other terms and conditions of employment.

         The Executive Agreements with Messrs. Threshie, Muro and Ash also include severance provisions which provide, among other things, for severance compensation in the event that the employment of the executive is terminated by us other than for cause, or by the executive for "good reason", as that term is defined in the Executive Agreements, or pursuant to a change in control of the Company. The various Executive Agreements provide for severance compensation, as follows:

         o In the case of Messrs. Threshie and Muro, 200% of the amount of the base salary for a period of twelve months;
         o In the case of Mr. Ash, the amount of severance compensation for termination other than for cause, or by the executive for "good reason", as that term is defined in the Executive Agreements, or pursuant to a change in control of the Company, amounts to 1,000,000 common shares of the Company.

         Because of the early stage of our development, our lack of operations and insignificant cash flow, since January 18, 1995, we have not had the resources to meet fully our financial obligations under the Executive Agreements. As a result, the major portion of compensation which has been available to our executive officers has consisted of shares of our common stock, which such individuals accepted, in lieu of cash compensation, for a substantial portion of salary and/or consulting fees due to them.

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

Title                         Name and                 Amount and
 of                           Address of               Nature of            Percent of
Class                         Beneficial               Beneficial            Class(1)
                              Owner                    Ownership
-----------------------------------------------------------------------------------

Common               John L. Threshie, Jr.             2,638,996(2)           1.62%
The Tirex            38 Cours Du Flueve
Corporation          Nun's Island (Verdun), Quebec
                     Canada, H3E 1X1

Class A
Common                                                        17(5)             17%
Tirex
R&D

Common               Louis V. Muro                     3,999,084(2)(3)        2.45%
The Tirex            374 Oliver Avenue
Corporation          Westmount, Quebec
                     Canada H3Z 3C9

Class A
Common                                                        17(5)             17%
Tirex
R&D

Common               Louis V. Sanzaro                 16,047,865(2)           9.82%
The Tirex            1497 Lakewood Road
Corporation          Toms River, NJ 08755

Common               Michael Ash                         421,709(4)            .26%
The Tirex            310 Montee Sabourin
Corporation          St. Bruno, Quebec
                     Canada, J3V 4P6

Common               All directors and                28,945,542             15.51%
The Tirex            officers as a group
Corporation          (4 persons)

Class A              All directors and                        34             34.0 %
Common               officers as a group
Tirex                (4 persons)
R&D

________________________________________________

(1) The percentages listed in the table is calculated on the basis of 197,363,834 shares of the common stock, $.001 par value, of the Company outstanding as at October 1, 2001.

(2) Our executive officers, directors and principal shareholders have pledged an aggregate of 11,986,315 (approximately 6% of our outstanding shares) of their personal shareholdings in the Company as a security interest for our recent issuance of $750,000 of 8% convertible notes, pursuant to a Subscription Agreement and Security Agreement dated February 26, 2001. Specifically, John L. Threshie, Jr. pledged 1,891,204 shares, Louis Muro pledged 1,723,514 shares and Louis Sanzaro pledged 8,371597 shares of our common stock. These shares are currently being held in escrow, pending satisfaction of the terms of the notes. We have recently been served a notice of default by the investors of the notes. Negotiations are underway to attempt to resolve these issues, which could include the release of the escrowed shares.

(3) Includes: (i) 3,515,084 shares held of record by Mr. Muro as of October 1, 2000; and (ii) 484,000 shares held of record by Mr. Muro's wife, Nina Aviles Muro

(4) Includes: (i) 421,709 shares held of record by Mr. Ash as of October 1, 2000; and (ii) 300,000 shares held of record in the name of Loryta Investments Limited an entity beneficially owned by Mr. Ash.

(5) Messrs. Threshie and Muro hold all shares of Tirex R&D Class A Common Stock pursuant to the terms of a Shareholders agreement among them and the Company (the "Tirex R&D Shareholders Agreement"), pursuant to which they will be obligated to transfer all such shares to the Company, for no consideration, on May 2, 2001, unless the term of such Agreement is unilaterally extended by the Company. The Company does not intend to take any actions of any kind with respect to such shares which would be in violation of any Canadian government regulations governing tax and other financial incentives which may be available to Tirex R&D.

Changes in Control

         On February 26, 2001 we issued $750,000 worth of convertible notes at an annual rate of eight percent (8%) to certain investors. Interest payable on these notes is payable quarterly commencing June 30, 2001. In addition, all principal and unpaid interest due on the outstanding notes is immediately due and payable on February 26, 2003, or earlier in the event of a default. One of the conditions of this transaction was that we would file with the Securities and Exchange Commission a Registration Statement on Form SB-2 to register various securities issuable upon the conversion of notes by a date certain and that the Registration Statement would be effective by August 15, 2001. We failed to meet these deadlines and the investors served a notice of default on us on July 19, 2001. Negotiations are underway to attempt to resolve these issues, which could include the release of approximately 12,000,000 shares of our common stock owned by certain officers and directors currently held as collateral. We cannot be certain that we will be able to resolve these issues, but we intend to use our best efforts to cause the Registration Statement to become effective as soon as possible.

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

         Pursuant to a Subscription Agreement dated February 26, 2001 we issued $750,000 of 8% convertible notes, due February 26, 2003 to three investors. Under the Subscription Agreement, we have the option, subject to conditions, to require the investors to purchase additional convertible put notes up to $4,250,000. Interest only payments are due quarterly commencing June 30, 2001, and the principal is due in one lump sum on February 26, 2003, or upon certain events of default. The number of shares of common stock issuable upon conversion of the convertible notes is 15,000,000, based on a conversion price of $0.05 per share. One of the conditions of this transaction was that we would file with the Securities and Exchange Commission a Registration Statement on Form SB-2 to register various securities issuable upon the conversion of the notes by a date certain and that the Registration Statement would be effective by August 15, 2001. We failed to meet these deadlines and the investors served a notice of default on us on July 19, 2001. The conversion price for the convertible notes is the lesser of (i) 80% of the average of the three lowest closing bid prices of the common stock for the twenty-two (22) trading days prior to the closing date, or (ii) 80% of the average of the five lowest closing bid prices of the common stock for the sixty (60) trading days prior to the conversion date, as defined in the convertible note. The maximum number of shares of common stock that any subscriber or group of affiliated subscribers may own after conversion at any given time is 4.99%.

         During the years ended June 30, 2000 and 2001, the Company's executive officers and certain consultants to the Company have waived substantial portions of their salaries, fees and/or unreimbursed expenses made by them on behalf, and for the account, of the Company, and have accepted shares of the Company's common stock in lieu thereof. In connection therewith shares have been issued as follows:

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

ITEM 13. EXHIBITS

FINANCIAL STATEMENT SCHEDULES, AND
  REPORTS ON FORM 8-K

Financial Statements

         The financial statements filed as a part of this report are as follows:

         Consolidated Balance Sheet - June 30, 2001

         Consolidated Statements of Operations for the years ended June 30, 2000 and 2001, and cumulative for the period from inception (July 15, 1987) to June 30, 2001

         Consolidated Statements of Owners' Equity (Deficit) as at July 15, 1987
           and June 30, 1990 - 2001

         Consolidated Statements of Cash Flows for the years ended June 30, 2000 and 2001 and cumulative for the period from inception (July 15,1987) to June 30, 2001

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

                         Report of Independent Auditors


Board of Directors
The Tirex Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of The Tirex Corporation and Subsidiaries (a development stage company) as of June 30, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended, June 30, 2001 and 2000 and for the cumulative period from March 26, 1993, (date of inception) to June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Tirex Corporation and Subsidiaries (a development stage company) at June 30, 2001, and the results of their operations, and their cash flows for the years ended June 30, 2001 and 2000, and for the cumulative period from March 26, 1993, (date of inception) to June 30, 2001, in conformity with generally accepted accounting principles of the United States of America.

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

September 12, 2001
Cranford, New Jersey

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A Developmental Stage Company)

                           Consolidated Balance Sheet
                                  June 30, 2001

                                     Assets
                                     ------
Current assets
  Cash and cash equivalents                                                        $      1,356
  Inventory                                                                              13,342
  Notes receivable                                                                       47,350
  Sales tax receivable                                                                   75,959
  Research and Experimental Development tax credits receivable                          361,029
  Prepaid expenses and deposits                                                         126,639
                                                                                   ------------
                                                                                        625,675
                                                                                   ------------

Property and equipment, at cost, net of accumulated
  depreciation of $240,381                                                            2,136,956
                                                                                   ------------

Other assets
  Prepaid expenses and deposits                                                         309,614
                                                                                   ------------

                                                                                   $  3,072,245
                                                                                   ============

                  Liability and Stockholders' Equity (Deficit)
                  --------------------------------------------

Current liabilities
  Accounts payable and accrued liabilities                                            1,259,446
  Current portion of long-term debt                                                     381,111
                                                                                   ------------
                                                                                      1,640,557
                                                                                   ------------
Other liabilities
  Long-term deposits and notes                                                          217,500
  Government loans (net of current)                                                      80,500
  Capital lease obligations (net of current)                                             26,960

  Convertible subordinated debentures                                                        --
  Convertible notes                                                                     750,000
  Convertible note                                                                      185,556
  Loans to related parties                                                            1,204,663
                                                                                   ------------
                                                                                      2,465,179
                                                                                   ------------

                                                                                      4,105,736
                                                                                   ------------
Stockholder' Equity (Deficit)
  Common stock, $.001 par value. Authorized
   250,000,000 shares, issued and outstanding
   176,366,408 shares (June 30, 2000-151,133,177 shares)                                176,366
  Additional paid-in capital                                                         22,592,701
  Deficit accumulated during the development stage                                  (23,622,329)
  Unrealized gain (loss) on foreign exchange                                           (180,229)
                                                                                   ------------
                                                                                     (1,033,491)
                                                                                   ------------

                                                                                   $  3,072,245
                                                                                   ============

                 See Notes to Consolidated Financial Statements


                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A Developmental Stage Company)

          Consolidated Statements of Operations and Comprehensive Loss

                                                                               Cumulative
                                                                               Period from
                                                                              March 26, 1993
                                                                                (Date of
                                                    Year Ended June 30,       Inception) to
                                                   2001           2000        June 30, 2001
                                               ------------    ------------   --------------
Revenues                                       $         --    $         --    $  1,325,573

Cost of sales                                            --           2,264       1,018,094
                                               ------------    ------------    ------------

Gross profit
                                                         --          (2,264)        307,479
                                               ------------    ------------    ------------
Operations
  General and administrative                      1,992,559       1,270,069       9,445,991
  Depreciation and amortization                     147,611          68,541         287,401
  Research and development                          807,272       4,118,950      12,649,389
                                               ------------    ------------    ------------

Total expenses                                    2,947,442       5,457,560      22,382,781
                                               ------------    ------------    ------------

Loss before other expenses and income            (2,947,442)     (5,459,824)    (22,075,302)
                                               ------------    ------------    ------------
Other income (expenses)
  Interest expense                                 (161,956)        (89,397)       (435,283)
  Interest income                                        --          27,481          45,443
  Income from stock options
                                                         --              --          10,855
  Loss on disposal of equipment
                                                         --              --          (4,549)
                                               ------------    ------------    ------------

Net loss                                           (161,956)        (61,916)       (383,534)
                                               ------------    ------------    ------------
Other comprehensive loss
  Loss on foreign exchange                            2,740          27,089         106,137
                                               ------------    ------------    ------------

Net loss and comprehensive loss                $ (3,112,138)   $ (5,548,829)   $(22,564,973)

Basic and Diluted net loss and comprehensive
loss per common share                          $      (0.02)   $      (0.04)   $      (0.60)
                                               ============    ============    ============
Weighted average shares of common
 stock outstanding                              170,139,483     133,157,387      37,594,245
                                               ============    ============    ============

                 See Notes to Consolidated Financial Statements

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A Developmental Stage Company)

            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                               Deficit
                                                                              Accumulated
                                                                 Additional      During     Unrealized
                                        Common Stock              Paid-in     Developmental   Foreign
                                     Shares        Amount         Capital         Stage       Exchange     Total
                                   ----------    -----------    -----------    -----------    -------   -----------
Balance at June 30, 1992            3,383,020    $     3,383    $   194,980    $(1,057,356)   $    --   $  (858,993)
Stock issued for reorganization    18,650,000         18,650         76,155             --         --        94,805
Stock issued for services             100,000            100           (100)            --         --            --
Stock issued in exchange for
 warrants                             363,656            364           (364)            --         --            --
Forgiveness of debt                        --             --        728,023             --         --       728,023
Net loss and comprehensive loss
 for the year                              --             --             --       (165,296)        --      (165,296)
                                   ----------    -----------    -----------    -----------    -------   -----------

Balance at June 30, 1993           22,496,676         22,497        998,694     (1,222,652)        --      (201,461)

Stock issued                            2,000              2             (2)            --         --            --
Exchange for debt                          --             --        149,170             --         --       149,170
Payments received for stock
 previously issued                         --             --        237,430             --         --       237,430
Net loss and comprehensive loss
for the year                               --             --             --       (179,296)        --      (179,296)
                                   ----------    -----------    -----------    -----------    -------   -----------

Balance at June 30, 1994           22,498,676         22,499      1,385,292     (1,401,948)        --         5,843

Revision of common stock          (11,900,000)       (11,900)        11,900             --         --            --
Stock issued for services           5,592,857          5,592        513,908             --         --       519,500
Shares issued in exchange
 for debt                             200,000            200         24,300             --         --        24,500
Issuance of common stock              402,857            401         21,915             --         --        22,316
Net loss and comprehensive loss
for the year                               --             --             --       (575,771)        --      (575,771)
                                   ----------    -----------    -----------    -----------    -------   -----------

Balance at June 30, 1995           16,794,390    $    16,792    $ 1,957,315    $(1,977,719)   $    --   $    (3,612)
                                   ----------    -----------    -----------    -----------    -------   -----------

                 See Notes to Consolidated Financial Statements

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A Developmental Stage Company)

            Consolidated Statements of Stockholders' Equity (Deficit)


                                                                               Deficit
                                                                              Accumulated
                                                                 Additional      During         Unrealized
                                        Common Stock              Paid-in     Developmental      Foreign
                                     Shares        Amount         Capital        Stage           Exchange         Total
                                   ----------    -----------    -----------    -----------       -------       -----------
Balance at June 30, 1995            16,794,390   $     16,792   $  1,957,315   $ (1,977,719)   $         --   $     (3,612)

Stock issued for services            3,975,662          5,090        846,612             --              --        851,702
Shares issued in exchange
 for debt                              391,857            392         29,008             --              --         29,400
Issuance of common stock               710,833            710         80,161             --              --         80,871
Net loss and comprehensive loss
for the year                                --             --             --     (1,127,044)             --     (1,127,044)
                                    ----------   ------------   ------------   ------------    ------------   ------------

Balance at June 30, 1996            21,872,742         22,984      2,913,096     (3,104,763)             --       (168,683)

Stock issued for options                    --             --        912,838             --              --        912,838
Stock issued for services            5,067,912          3,955        690,234             --              --        694,189
Shares issued in exchange
 for debt                              251,382            252         43,965             --              --         44,217
Issuance of common stock            10,257,936         10,259        335,132             --              --        345,391
Grants issued                               --             --        408,597             --              --        408,597
Net loss and comprehensive loss
for the year                                --             --             --     (2,376,279)             --     (2,376,279)
                                    ----------   ------------   ------------   ------------    ------------   ------------

Balance at June 30, 1997            37,449,972         37,450      5,303,862     (5,481,042)             --       (139,730)

Stock issued for services            4,396,466          4,396        922,180             --              --        926,576
Stock issued for options                    --             --        948,500             --              --        948,500
Issuance of common stock            21,795,000         21,796      1,176,755             --              --      1,198,551
Unrealized foreign exchange                 --             --             --             --         183,785        183,785
Stock options issued and
 outstanding                                --             --      1,236,913             --              --      1,236,913
Grants issued                               --             --        669,906             --              --        669,906
Net loss and comprehensive loss
for the year                                --             --             --     (4,570,441)             --     (4,570,441)
                                    ----------   ------------   ------------   ------------    ------------   ------------

Balance at June 30, 1998            63,641,438   $     63,642   $ 10,258,116   $(10,051,483)   $    183,785   $    454,060
                                    ----------   ------------   ------------   ------------    ------------   ------------

                 See Notes to Consolidated Financial Statements

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A Developmental Stage Company)

            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                               Deficit
                                                                              Accumulated
                                                                 Additional      During         Unrealized
                                        Common Stock              Paid-in     Developmental      Foreign
                                     Shares        Amount         Capital        Stage           Exchange         Total
                                   ----------    -----------    -----------    -----------       -------       -----------
Balance at June 30, 1998            63,641,438   $     63,642   $ 10,258,116   $(10,051,483)   $    183,785    $    454,060

Stock issued for services           24,200,439         24,200      2,735,544             --              --       2,759,744
Stock issued for options             2,234,567          2,235         38,765             --              --          41,000
Shares issued in exchange
 for debt                            3,787,947          3,788        340,164             --              --         343,952
Conversion of debentures             2,816,966          2,817        290,102             --              --         292,919
Issuance of common stock               677,966            678         49,322             --              --          50,000
Unrealized foreign exchange                 --             --             --             --         (29,142)        (29,142)
Stock options issued and
 outstanding                                --             --        385,600             --              --         385,600
Grants issued                               --             --      1,057,742             --              --       1,057,742
Net loss and comprehensive loss
for the year                                --             --             --     (4,909,879)             --      (4,909,879)
                                   -----------   ------------   ------------   ------------    ------------    ------------

Balance at June 30, 1999            97,359,353         97,360     15,155,355    (14,961,362)        154,643         445,996


Stock issued for services           28,873,210         28,873      2,217,758             --              --       2,246,631
Stock issued for options             5,327,486          5,327        381,600             --              --         386,927
Shares issued in exchange
 for debt                            7,342,055          7,342        382,556             --              --         389,898
Conversion of debentures            12,010,073         12,010        815,796             --              --         827,806
Issuance of common stock               221,000            221         16,039             --              --          16,260
Unrealized foreign exchange                 --             --             --             --           5,789           5,789
Grants issued                               --             --        395,683             --              --         395,683
Net loss and comprehensive loss
for the year                                --             --             --     (5,548,829)             --      (5,548,829)
                                   -----------   ------------   ------------   ------------    ------------    ------------

Balance at June 30, 2000           151,133,177        151,133     19,364,787    (20,510,191)        160,432        (833,839)


Stock issued for services            7,375,483          7,375        864,840             --              --       1,033,655
Stock issued for options             5,378,507          5,379             --        506,998              --              --
Shares issued in exchange
 for debt                           11,646,312         11,646      1,547,455             --              --       1,905,838
Conversion of debentures               100,000            100         19,900             --              --          24,200
Issuance of common stock               732,929            733         39,427             --              --          40,160
Unrealized foreign exchange                 --             --             --             --        (340,661)       (340,661)
Grants issued                               --             --        249,294             --              --         249,294
Net loss and comprehensive loss
for the year                                --             --             --     (3,112,138)             --      (3,112,138)
                                   -----------   ------------   ------------   ------------    ------------    ------------

Balance at June 30, 2001           176,366,408   $    176,366   $ 22,592,701   $(23,622,329)   $   (180,229)   $ (1,033,491)
                                   ===========   ============   ============   ============    ============    ============

                 See Notes to Consolidated Financial Statements

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A Developmental Stage Company)

                      Consolidated Statements of Cash Flows
                                                                                        Cumulative
                                                                                        Period from
                                                                                       March 26, 1993
                                                                                         (Date of
                                                            Year Ended June 30,        Inception) to
                                                          2001             2000        June 30, 2001
                                                       ------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                             $ (3,112,138)   $ (5,548,829)   $(22,564,973)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation and amortization                             147,611          65,541         286,160
  (Gain) loss on disposal and abandonment of assets         (47,492)        (25,153)
                                                                                              7,619
  Stock issued in exchange for interest                       4,200         136,206         169,142
  Stock issued in exchange for services and expenses        872,215       2,246,631
                                                                         10,198,397              --
  Stock options issued in exchange for services             512,377         386,927       3,083,390
  Unrealized gain on foreign exchange                      (340,681)          5,789        (180,249)

Change in assets and liabilities:
  (Increase) decrease  in :
    Accounts receivable                                          --          51,434              --
    Inventory                                                34,002         (84,263)        (75,959)

   Sales tax receivable                                     (28,062)         61,956         (47,350)

Research and experimental development tax
credits receivable                                          114,192         477,483        (361,029)
   Other assets                                            (109,361)        270,794        (446,373)
  (Decrease) increase in:
   Accounts payable and accrued liabilities                 285,512        (366,480)      1,487,068
   Accrued salaries                                        (213,778)       (209,977)        199,198
   Due to stockholders                                           --              --           5,000
                                                       ------------    ------------    ------------

Net cash used in operating activities                    (1,881,403)     (2,499,169)     (8,272,731)
                                                       ------------    ------------    ------------
Cash flow from investing activities:
  Increase in notes receivable                                   --         (25,025)       (250,994)
  Reduction in notes receivable                             116,089              --         237,652
  Equipment                                                 (60,769)        (16,000)       (321,567)
  Equipment assembly costs                                       --              --      (1,999,801)
  Organization cost                                              --              --           6,700
  Reduction of security deposit                                  --              --          (1,542)
                                                       ------------    ------------    ------------
Net cash used in investing activities                        55,320         (41,025)     (2,329,552)
                                                       ------------    ------------    ------------
Cash flows from financing activities:
  Loans from related parties                                728,305       2,272,701       3,150,412
  Deferred financing costs                                   79,943         125,291          79,943
  Proceeds from deposits                                         --              --         143,500
  Payments on notes payable                                      --        (409,939)       (409,939)
                                                       ------------    ------------    ------------
Sub-total                                              $    808,248    $  1,988,053    $  2,963,916
                                                       ------------    ------------    ------------

                 See Notes to Consolidated Financial Statements

                     THE TIREX CORPORATION AND SUBSIDIARIES
                          A Developmental Stage Company

                      Consolidated Statements of Cash Flows

                                                                              Cumulative
                                                                              Period from
                                                                             March 26, 1993
                                                   Year Ended June 30,         (Date of
                                              ----------------------------   Inception) to
                                                 2001             2000       June 30, 2001
                                              ------------    ------------   -------------
Sub-total from prior page                     $    808,248    $  1,988,053    $  2,963,916
  Proceeds from convertible notes                  754,999              --         754,999
  Proceeds from notes payable                           --              --         409,939

  Payments on lease obligations                    (57,339)        (17,206)        (78,712)
  Proceeds from issuance of convertible
    subordinated debentures                             --              --       1,035,000
  Proceeds from loan payable                            --              --         591,619
  Payments on loan payable                         (75,147)        (18,386)        (93,533)
  Proceeds from issuance of stock options               --              --          20,000

  Proceeds from grants                             353,725         395,683       2,872,044
  Proceeds from issuance of common stock               733          17,587          75,449
  Proceeds from additional paid-in capital          39,427              --       2,052,661
                                              ------------    ------------    ------------

  Net cash provided by financing activities      1,824,646       2,365,731      10,603,382
                                              ------------    ------------    ------------

  Net (decrease) increase in cash and cash
   equivalents                                      (1,437)       (174,463)          1,099

  Cash and cash equivalents - beginning
   of year                                           2,793         177,256             257
                                              ------------    ------------    ------------

  Cash and cash equivalents - end of year     $      1,356    $      2,793    $      1,356
                                              ============    ============    ============

Supplemental Disclosure of Non-Cash Activities:
  In 2001 and 2000, the Company recorded an increase in common stock and in additional paid-in capital of $1,559,101and $389,898, respectively, which was in recognition of the payment of debt. In 2001 and 2000, stock was issued in exchange for services performed and expenses in the amount of $872,215 and $2,246,631, respectively. Stock options were issued in exchange for services totaling $512,377 and $386,927 during the years ended June 30, 2001 and 2000, respectively.

Convertible debentures were exchanged into stock totaling $20,000 and $691,600 during the years ended June 30, 2001 and 2000, respectively. Accrued interest of $4,200 and $136,206 were also converted into stock during the years ended June 30, 2001 and 2000, respectively.

Supplemental Disclosure of Cash Flow Information:

Interest paid                           $ 80,876        $ 12,974        $152,268
                                        ========        ========        ========

Income taxes paid                       $     --        $     --        $     --
                                        ========        ========        ========

                 See Notes to Consolidated Financial Statements

                   THE TIREX CORPORATION AND SUBSIDIARIES INC.
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Note 1 - Summary of Accounting Policies
         ------------------------------
         Change of Name
         --------------
         On July 11, 1997, the Company changed its name from Tirex America, Inc. to The Tirex Corporation.

         Nature of Business
         ------------------
         The Tirex Corporation and Subsidiaries (the "Company") was incorporated under the laws of the State of Delaware on August 19, 1987. The Company originally organized to provide comprehensive health care services, but due to its inability to raise sufficient capital it was unable to implement its business plan. The Company became inactive in November 1990.

         Reorganization
         --------------
         On March 26, 1993, the Company entered into an acquisition agreement (the "Acquisition Agreement") with Louis V. Muro, currently a director of the Company, and former officers and directors of the Company (collectively the "Sellers"), for the purchase of certain technology owned and developed by the Sellers (the "Technology") to be used to design, develop and construct a prototype machine and thereafter a production quality machine for the cryogenic disintegration of used tires. The Technology was developed by the Sellers prior to their affiliation or association with the Company.

         Currently, the company's board of directors has three members, John L. Threshie, Jr., Louis V. Muro, and Louis A. Sanzaro.

         Developmental Stage
         -------------------
         At June 30, 2001 the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

         Basis of Consolidation
         ----------------------
         The consolidated financial statements include the consolidated accounts of The Tirex Corporation, Tirex Canada R&D Inc., The Tirex Corporation Canada Inc., Tirex Advanced Products Quebec Inc. and Tirex Acquisition Corp. Tirex Canada R&D Inc. and The Tirex Corporation Canada are held 49% by the Company and 51% by certain shareholders of the Company. The shares owned by the certain shareholders are held in escrow by the Company's attorney and are restricted from transfer thereby allowing for a full consolidation of these companies. Tirex Advanced Products Quebec Inc. and Tirex Acquisition Corp. are 100% held by the Company. All subsidiary companies except Tirex Canada R&D Inc. are dormant. All inter-company transactions and accounts have been eliminated in consolidation.

         Cash and Cash Equivalents
         -------------------------
         For purposes of the statement of cash flows, all highly liquid debt instruments purchased with a maturity of three months or less, were deemed to be cash equivalents.

         Inventory
         ---------
         The Company values inventory, which consists of finished goods held for resale, at the lower cost (first-in, first-out method) or market.

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements


Note 1 - Summary of Accounting Policies (continued)
         ------------------------------------------
         Property and Equipment
         ----------------------

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

         Estimates
         ---------
         Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Adoption of Statement of Accounting Standard No. 123
         ----------------------------------------------------
         In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. SFAS 123 encourages, but does not require companies to record stock-based compensation and other costs paid by the issuance of stock at fair value. The Company has chosen to account for stock-based compensation, stock issued for non-employee services and stock issued to obtain assets or in exchange for liabilities using the fair value method prescribed in SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

         Adoption of Statement of Accounting Standard No. 128
         ----------------------------------------------------
         In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS 128 changes the standards for computing and presenting earnings per share (EPS) and supersedes Accounting Principles Board Opinion No. 15, Earnings per Share. SFAS 128 replaces the presentation of Primary EPS with a presentation of Basic EPS and replaces the presentation Fully Diluted EPS with a presentation of Diluted EPS. It also requires dual presentation of Basic and Diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS 128 also requires restatement of all prior-period EPS data presented.

         As it relates to the Company, the principal differences between the provisions of SFAS 128 and previous authoritative pronouncements are the exclusion of common stock equivalents in the determination of Basic Earnings Per Share and the market price at which common stock equivalents are calculated in the determination of Diluted Earnings Per Share.

         A Basic Earnings per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted Earnings per Share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and warrants outstanding during the period.

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Note 1 - Summary of Accounting Policies (continued)
         -----------------------------------------
         Adoption of Statement of Accounting Standard No. 128 - continued
         ----------------------------------------------------------------
         The adoption of SFAS 128 had no effect on previously reported loss per share amounts for the year ended June 30, 1997. For the years ended June 30, 2001 and 2000, Primary Loss per Share was the same as Basic Loss per Share and Fully Diluted Loss per Share was the same as Diluted Loss per Share. A net loss was reported in 2001and 2000, and accordingly, in those years the denominator for the Basic EPS calculation was equal to the weighted average outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company's common stock, because to do so would have been anti-dilutive.

         Fair Value of Financial Instruments
         -----------------------------------
         The carrying amount of the Company's financial instruments, which principally include cash, note receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

         The fair values of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At June 30, 2001 and 2000, respectively, the carrying value of all financial instruments was not materially different from fair value.

         Income Taxes
         ------------
         The Company has net operating loss carryovers of approximately $23.6 million as of June 30, 2001, expiring in the years 2004 through 2016. However, based upon present Internal Revenue Service regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock and there has been a change in control as defined by the Internal Revenue Service regulations, a substantial portion of this loss carryover may not be available to the Company.

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

         The Company has research and experimental development tax credits receivable from the Canadian Federal government and the Quebec Provincial government amounting to $361,029 at June 30, 2001 compared to $475,221 as of June 30, 2000. These are the result of tax credits for research and experimental development expenditures made by the Company which are not contingent upon any offset against any income taxes otherwise payable.

         Foreign Currency Translation
         ----------------------------
         Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at exchange rates in effect at the balance sheet date for monetary items and historical rates of exchange for non-monetary items with the resulting translation adjustment recorded directly to a separate component of shareholders' equity. Income and expense accounts are translated at average rates during the year. Currency transaction gains or losses are recognized in current operations.

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Note 1 - Summary of Accounting Policies (continued)
         ------------------------------------------
         Revenue Recognition
         -------------------
         Revenue from the sale of TCS Systems will be recognized when the installed product is accepted by the customer. All other revenues from other products will be recognized when shipped to the customer.

Note 2 - Going Concern
         -------------
         As shown in the accompanying financial statements, the Company incurred a net loss of $3,112,138 and $5,548,829, respectively, during the year ended June 30, 2001 and 2000.

         In March 1993, the Company had begun its developmental stage with a new business plan. As of March 2000, the Company had developed a production quality prototype of its patented system for the disintegration of scrap tires, but nonetheless continued its research and development efforts to improve the machine's performance and to permit greater flexibility in design for specific customer applications. While the Company has engaged the process of marketing the TCS System to numerous potential clients since the beginning of the fiscal year commencing July 1, 2000, as of June 30, 2001, the Company had not yet consummated an unconditional purchase order for a TCS System. Until such an unconditional purchase order will have been received, Management considers the Company to still be in the developmental stage.

         The Company is dependent on the success of its marketing of its TCS Plants, and/or raising funds through equity sales, bank or investor loans, governmental grants or a combination of these, to continue as a going concern. The Company's uncertainty as to its productivity and its ability to raise sufficient capital, raise substantial doubt about the entity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Financing Costs
         ---------------
         During the year ended June 30, 1999 the Company incurred $158,255 in connection with debt financing. These costs have been capitalized in other assets and are being amortized over the terms of the financing. Amortization of financing costs for the year ended June 30, 2000 was $125,291, reducing this account balance to zero. During the year ended June 30, 2001, the Company incurred costs of $180,557 in connection with debt financing. These costs have been capitalized in other assets and are being amortized over the terms of the financing. Amortization of financing costs for the year ended June 30, 2001 was $79,943.

Note 4 - Property and Equipment
         ----------------------
         As of June 30, 2001 plant and equipment consisted of the following:

        Furniture, fixtures and equipment                          $   159,889
        Leasehold improvements                                         175,161
        Construction in progress - equipment                         2,000,000
                                                                   -----------
                                                                     2,335,050
        Less: Accumulated depreciation and amortization                198,094
                                                                   -----------
                                                                   $ 2,136,956
                                                                   ===========

         Depreciation and amortization expense charged to operations was $147,611 and $68,541 for the years ended June 30, 2001 and 2000, respectively.

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements


Note 5 - Government Loans
         ----------------
         Canada Economic Development
         - Loan payable under the Industrial Recovery Program
           amounting to 20% of certain eligible costs incurred (maximum loan
           $333,300) repayable in annual installments over a forty-eight month period commencing March 31, 1999, due March 31, 2003, unsecured and non-interest bearing.  (If the Company defaults the loans become
           interest bearing)                                                            $  245,157

         - Loans payable under the Program for the Development of Quebec
           SMEs based on 50% of approved eligible costs for the preparation of market development studies in certain regions.  Loans are unsecured and non-interest bearing.  (If the Company defaults, the loans become interest bearing).
                  - Loan payable over five years commencing
                     June 30, 2000, due June 30, 2004                                       62,065
                  - Loan payable over five years, commencing
                     June 30, 2001, due June 30, 2005                                       61,740

         -    Loan payable in amounts equal to 1% of annual
                sales in Spain and Portugal through June 30, 2007                           14,000

         -   Loan payable in amounts equal to 11/2% of annual
               Sales in Spain and Portugal through June 30, 2004                             66,500
                                                                                         ----------
                                                                                            449,462
        Less:  current portion                                                              368,962
                                                                                         ----------
        Long term portion                                                                $   80,500
                                                                                         ==========

         Minimum principal repayments of each of the next five years as follows:

                 2002                                                                    $  368,962
                 2003                                                                             -
                 2004                                                                        66,500
                 2005                                                                             -
                 2006                                                                             -
                 2007                                                                        14,000
                                                                                         ----------
                                                                                         $  449,462
                                                                                         ==========

Note 6 - Capitalized Lease Obligations
         -----------------------------
         The Company leases certain manufacturing equipment under agreements classified as capital leases. The cost and the accumulated amortizations for such equipment as of June 30, 2001 and 2000 was $62,400 and $24,960, respectively. The cost and accumulated amortization for such equipment as of June 30, 2001 and 2000 was $108,966 and $18,733, respectively. The equipment under capital leases has been included in property and equipment on the balance sheet.

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements


Note 6 - Capitalized Lease Obligations (continued)
         ----------------------------------------
         The following is a schedule by years of future minimum lease payments under capital leases of equipment together with the obligations under capital leases (present value of future minimum rentals) as of June 30, 2001:

                Years Ended
                  June 30,
                         2002                                    $   15,513
                         2003                                        15,513
                         2004                                        15,513
                                                                 ----------
                  Total minimum lease payments                       46,539
                  Less amount representing interest                   7,429
                                                                 ----------
                  Total obligations under capital lease              39,110
               Less current portion of obligations
                  under capital leases                               12,150
                                                                 ----------
               Long-term obligation under capital leases,
                  with interest rate of 10%                      $   26,960
                                                                 ==========

    Note 7 - Convertible Subordinated Debentures
             -----------------------------------
             Convertible subordinated debentures consist of the following:

                                                 Type B
                                                 ------
              Balance at June 30, 2000            75,000
                    Balance at June 30, 2001         -
              Interest rate                         10%

              Maturity

                                                 Earlier of (i)-two years from
                                                 the issue date, or (ii)-the
                                                 completion of a public offering
                                                 of its securities by the Maker.
                                                 These debentures are
                                                 subordinated to all current and
                                                 future bank debt.

              Redemption rights                  If not converted, the holder
                                                 may require the Company to
                                                 redeem at any time after
                                                 maturity for the principal
                                                 amount plus interest


              Conversion ratio                   $.20 per share.

         During the year ended June 30, 2000, $305,000 of convertible debentures were converted into common stock.
         During the year ended June 30, 2001, $20,000 of convertible debentures were converted into common stock. At June 30, 2001 $55,000 of convertible debentures had matured and were not converted into common stock and have been included in long term deposits and notes.
         These convertible debentures were originally issued between December 1997 and February 1998.

                       TIREX CORPORATION AND SUBSIDIARIES
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements


Note 8 - Convertible Notes
         -----------------
         Convertible notes consist of an investment arrangement with a group of institutional investors involving a multi-stage financing under with the Company may obtain, at its option, up to $5,000,000. A first tranche of $750,000 has been completed and, under the terms of the investment arrangement, further tranches may be completed under certain conditions and as required by the Company.

         Balance at June 30, 2001
         (First tranche)              $       750,000

         Interest rate                8%, payable quarterly, commencing June 30,
                                      2001

         Issue date                   February 26, 2001

         Maturity date                February 26,2003

         Redemption rights            If not converted, the holder may require
                                      the Company to redeem at any time after
                                      maturity for the principal amount plus
                                      interest.

         Conversion ratio             Lower of (l)- 80% of the average of the
                                      three lowest closing bid prices for the
                                      thirty trading days prior to the issue
                                      date, which equals $.073, or (ll)-80% of the average of the three lowest bid prices for the sixty trading days prior to the conversion date.

         Common stock warrants        The Convertible notes carry an option to
                                      purchase Common stock Warrants at the rate of one Warrant for each $1.25 of purchase price. The exercise price on the first tranche of $750,000 is $.077 per share.

         Certain Directors and Officers of the Company have pledged approximately 12,500,000 of their personal shares of Common stock of the Company as partial security against the Convertible notes until such time as the Company files with the Securities and Exchange Commission a Registration Statement on Form SB-2, to register common stock and warrants issuable upon the conversion of the notes, no later than 150 days after the issue date of the Convertible notes. This deadline was not met and, as such, the investors served a notice of default to the Company on July 19, 2001. The matter is currently under negotiation with the investors to resolve the various issues. The Registration Statement is still currently in process and until it is complete, the Convertible notes cannot be converted to Common stock nor may the Common stock warrants be exercised.

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements


     Note 9 - Convertible Note
              ----------------

        A Convertible note, under a private arrangement consists of the following:

        Balance at June 30, 2001                              $          185,556

        Interest rate
                                                                              8%

        Issue date                                                 July 19, 2000

        Maturity date                                            January 19,2002

        Redemption rights             If not converted, the holder may require
                                      the Company to redeem at any time after
                                      maturity for the principal amount plus
                                      interest.

        Conversion ratio              Not convertible prior to July 19, 2001, at
                                      20% discount to market between July 19,
                                      2001 and January 19, 2002 or at 25% to
                                      market if held to maturity, to a maximum of not more than 2,500,000 shares.

Note 10 - Related Party Transactions
          --------------------------
         Convertible loans include amounts primarily from Directors, Officers and employees that will ordinarily be repaid through the issuance of stock. At June 30, 2001 and 2000, the balances owed to Directors and Officers was $1,120,828 and $1,711,702. These amounts are without interest or term of repayment.

         Various Notes Receivable from Officers, separately reported on the audited Balance Sheet as of June 30, 2000, plus accrued interest thereon, were offset against amounts due to these Officers as of June 30, 2001.

         Long-term deposits and notes included an amount of $118,500 at June 30, 2001, which is payable to Ocean Tire Recycling & Processing Co., Inc. a company owned by a Director of the Company.

         Subsequent to June 30, 2000, the Company modified an agreement with Ocean Tire Recycling & Processing Co., Inc. to clarify various terms of the parties' prior agreements and to obtain a commitment by Ocean Tire Recycling & Processing Co., Inc. to pay, when necessary, lease payments on the prototype TCS System. As part of the agreement, the Company will repay Ocean Tire Recycling & Processing Co., Inc. in cash or through the issuance of stock. The lease payments, under the accounting provisions for an operating lease, have been recorded as a Research and Development expense and the debt obligation included in loans from related parties. During the year ended June 30, 2001, 6,500,000 common shares were issued under the agreement as a partial settlement and, pursuant to Ocean Tire Recycling & Processing Co., Inc.'s request, were issued to its principal shareholder and President, who is also Director of the Company.

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Note  11 - Exchange of Debt for Common Stock
           ---------------------------------
         During the year ended June 30, 2001, the Company recorded an increase in common stock and additional paid-in capital of $1,905, 838 representing issuances of stock in lieu of cash payments for debts owed. During the year ended June 30, 2000, the Company recorded increases in common stock and paid-in capital of $389,898, which was recognition for the exchange of common stock for debts owed.

Note 12 - Common Stock
          ------------
         During the years ended June 30, 2001 and 2000, the Company issued common stock to individuals in exchange for services performed totaling $1,384,592 and $2,633,558, respectively. Included in these amounts are payments to officers of the Company and in house counsel in exchange for salary and consulting in the amount of $357,252 and $1,115,784, respectively. The dollar amounts assigned to such transactions have been recorded at the fair value of the services received, because the fair value of the services received was more evident than the fair value of the stock surrendered.

         On January 31, 2001, the Company's stockholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock, par value $0.001, from 165,000,000 shares to 250,000.,000 shares.

Note 13 - Stock Plan
          ----------
         The Company established a Stock Plan in June of 2000 whereby key personnel of the Company, consultants and other persons who have made substantial contributions to the Company are afforded the opportunity to acquire or increase their proprietary interest in the Company by the issuance to such individuals of Awards, Options or Grants under the terms set forth in the Stock Plan. The Stock Plan originally called for the issuance of a maximum of 7,000,000 shares of stock as Awards, the issuance of a maximumof 1,000,000 shares of stock to underline Options and the issuance of a maximum of 7,000,000 shares of stock that may be issued as Grants. Awards and Options can only be given to individuals who have been either in the employ of the Company, an Officer, Director or consultant of the preceding six months. Awards are not fully vested until the end of three years with one twelfth of the aggregate award vesting at the end of each quarter. If the Awardee is terminated for cause or resigns, the unvested portion of the award is forfeited. Options can be exercised at any time and upon exercise, the underlying stock is fully vested with the purchaser. The Options are not transferable and are exercisable for two years after which time they expire. If the Optionee is terminated for cause or resigns, all unexercised options are forfeited. A Grant can only be given to persons who have made a substantial contribution to the Company and the shares are not forfeitable. On January 31, 2001, the Company amended the Stock Plan providing for an additional 3,000,000 shares being allocated as Grants and additional 2,000,000 shares allocated to be given as Options. On May 30, 2001, the Stock Plan was further amended reallocating 7,000,000 shares to be given as Awards to allow 5,000,000 of the shares to be used for Options and 2,000,000 of the shares to be used as Grants. There were no stock issuances under the Stock Plan for the year ended June 30, 2000.

         During the year ended June 30, 2001, the Company issued 9,300,000 shares as Grants under the Stock Plan at an average stock price of $.093 for an aggregate consideration of $857,374.

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements


Note 13 - Stock Plan (continued)
          ----------------------
         During the year ended June 30, 2001, the Company had the following transactions as Options under the Stock Plan:

                                                            Number of            Avg. Exercise            Aggregate
                                                               Shares                  Price           Consideration
                                                       --------------------- ---------------------- --------------------
                  Granted and unexercised at
                     beginning of year                           Nil                       -                     -

                  Granted and exercised
                     during the year                       9,698,228           $      0.131            $ 1,273,334

                  Granted and unexercised at
                     end of year                                 Nil                       -                     -

         The exercise price at the time the Options were granted and exercised was approximately equal to the market price at that time.

Note14 - Acquisition by Merger of RPM Incorporated
         -----------------------------------------
         During November 1997, the Company entered into a merger agreement with RPM Incorporated ("RPM"). The Company acquired all of the assets and liabilities of RPM by acquiring all of the outstanding common stock of RPM in exchange for common stock in the Company on a unit for unit basis. RPM ceased to exist following the exchange.

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

Note 15- Government Assistance
         ---------------------
         The Company is eligible for and has made claims for tax credits related to scientific research and experimental development expenditures made in Canada. These amounts, under Canadian Federal and Provincial tax law in conjunction with its annual tax return filings, need not be offset against taxes otherwise payable to become refundable to the Company at the end of its fiscal year. As such, during the years ended June 30, 2001 and 2000, the company received approximately $353,725 and $395,683, respectively, which has been recorded as an increase in stockholders' equity paid-in capital. During the year ended June 30, 2001, the Company recorded additional tax credits in the amount of $361,029, bringing the reported receivable balance from these governments from $475,221 as of June 30, 2000 to $361,029 as of June 30, 2001.

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements

Note16 - Commitments
         -----------

         The Company leases office and warehouse space at an annual minimum rent of $80,000 for the first year, $160,000 for the second year and $200,000 per year for the third through the fifth years. The lease expires 2003. The Company is also responsible for its proportionate share of any increase in real estate taxes and utilities. Under the terms of the lease, the Company is required to obtain adequate public liability and property damage insurance. The minimum future rental payments under this lease are as follows:

                              June 30,                   Amount
                              --------                   ------
                               2002                      197,670
                               2003                      148,250
                                                       ---------
                                                       $ 345,920
                                                       =========

         Rental expense for the year ended June 30, 2001 and 2000 amounted to $215,237 and $176,900, respectively. One of these leases also contains a second ranking moveable hypothec in the amount of $300,000 on the universality of the Company's moveable property.

         At June 30, 2001 the Company was in arrears of rent of 132,000. The arrears of rent is currently a matter under litigation between the landlord of the premises and the Company.

Note 17- Litigation
         ----------

         An action was instituted by Plaintiffs, a Canadian resident and a Canadian corporation, in a Canadian court alleging a breach of contract and claims damages of approximately $508,600 representing expenses and an approximate additional amount of $1,874,000 in loss of profits. The current action follows two similar actions taken in United States courts, the first of which was withdrawn and the second of which was dismissed based on forum non-convenience and other considerations. A detailed answer has been filed by the Company denying all liability, stating further that Plaintiffs failed to comply with their obligations. Counsel for the Company believes that the Company has meritorious defenses to all of the Plaintiffs claims. The action is still pending.

         An action was brought by a Plaintiff against the Company, alleging that the Company had agreed to issue 1,000,000 shares of its Common stock to the Plaintiff in consideration for expenses allegedly paid by the Plaintiff in the amount of approximately $150,000. These expenses allegedly were incurred in relation to the rental of certain office space and performance of administrative services. The Plaintiff's complaint seeks to impose an equitable trust or lien on 1,000,000 of unissued shares of the Company, demands the issuance of 1,000,000 shares to the Plaintiff and seeks for breach of contract, monetary damages of $1,400,000. Counsel for the Company believes that the Company has valid defenses to all of the Plaintiff's claims and has denied all of the Plaintiff's allegations. The Plaintiff is presently in default of its production of documents and the Company intends to enforce its rights, including moving to dismiss Plaintiff's complaint, if appropriate. The case is in the pretrial discovery stage.

         An action was instituted by a Plaintiff, a Canadian corporation, in August 2001 in a Canadian court claiming approximately $63,000 is due and owing from the manufacture and delivery of tire disintegrators. The Company is preparing its defense and a cross claim against the Plaintiff as the product delivered was defective and the Company believes it is entitled to a reimbursement of sums paid. The action is still pending.

                     THE TIREX CORPORATION AND SUBSIDIARIES
                         (A Developmental Stage Company)
                   Notes to Consolidated Financial Statements

Note 17 - Litigation (continued)
          ----------------------
         The Company's landlord, a Canadian corporation, instituted an action in June 2001 in resiliation of the lease and the arrears of rent in the amount of approximately $113,900. The Company has filed defenses claiming breach of contract and negligence on part of the landlord. The action is still pending.

         The Company was involved with a lawsuit with a prior consultant. The complaint alleged that the Company breached its consulting by failing to pay compensation due there under and sought damages in the amount of $221,202 including interest and legal costs. The Company filed a counter claim for fraud, breach of contract and unjust enrichment on the part of the consultant. The Company sought relief consisting of compensatory damages in the amount of $28,000 and cancellation of the stock certificates issued to the Plaintiff for 263,529 shares; a declaratory judgment that the consulting was of no force and effect; punitive damages; and interest and legal costs. In April 2001, this matter was settled for no monetary amount with the parties agreeing to dismiss their various claims.

Note 18 - Accumulated Other Comprehensive Income
          --------------------------------------
         The deficit accumulated during the development stage included other accumulated comprehensive income totaling $103,396.

                                   SIGNATURES

         In accordance with Section 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE TIREX CORPORATION



                                       By /s/ JOHN L. THRESHIE, JR.
                                          --------------------------------------
Date: October 15, 2001                    John L. Threshie, Jr. Chaairman of the
                                          Board of Directors and Chief Executive
                                          Officer

         In accordance with Section 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

             SIGNATURES                               TITLE                    DATE

Principal Executive Officer:


/s/ JOHN L. THRESHIE, JR.                                                October 15, 2001
----------------------------
    John L. Threshie, Jr.                      Chairman of the Board
                                               of Directors and Chief
                                               Executive Officer


Principal Financial and Accounting Officer:


/s/ MICHAEL D.A. ASH                                                     October 15, 2001
----------------------------                   Secretary, Treasurer,
    Michael D.A. Ash                           and Chief Financial and
                                               Accounting Officer


A Majority of the Board of Directors:


/s/ JOHN L. THRESHIE, JR.
----------------------------
    John L. Threshie, Jr.                      Chairman of the Board     October 15, 2001
                                               of Directors


/s/ LOUIS SANZARO
----------------------------                                             October 15, 2001
    Louis Sanzaro                               Director


/s/ LOUIS V. MURO
----------------------------                                             October 15, 2001
    Louis V. Muro                               Director

                  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
                 REPORTS FILED PURSUANT TO SECTION 15(D) OF THE
                      EXCHANGE ACT BY NON-REPORTING ISSUERS


         No annual report or proxy materials have been sent to security-holders during the fiscal year ended June 30, 2001 or the subsequent interim period. As at the date hereof, the Company plans to furnish proxy materials relating to its annual meeting, which is presently intended to be held during the current fiscal year. All such materials will be furnished to the Commission at the same time as they are sent to securities holders.