Form 10QSB
period 2001-09-30
TIREX CORP
filed 2001-11-14
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001

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

               3828 St. Patrick, Montreal, Quebec, Canada, H4E 1A4
                    (Address of Principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding for each of the issuer's classes of common equity, as of October 31, 2001: 197,363,834 shares

Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]

                              The Tirex Corporation
                          (A Development Stage Company)


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)                                   Page
                                                                            ----

         The Tirex Corporation and Subsidiaries
          Consolidated Balance Sheets as of
           September 30, 2001 and June 30, 2001.............................   1

         Consolidated Statements of Operations
          for the three month periods
           ended September 30, 2001 and 2000................................   2

         Consolidated Statements of Cash Flows
          for the three month periods
           ended September 30, 2001 and 2000................................   3

         Notes to Financial Statements (Unaudited)..........................   4

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....................  17

PART II  OTHER INFORMATION

Item 1 - Legal Proceedings..................................................  20
Item 2 - Changes in Securities and Use of Proceeds..........................  21
Item 3 - Defaults Upon Senior Securities....................................  22
Item 4 - Submission of Matters to a Vote of Security Holders................  23
Item 6 - Exhibits and Reports on Form 8-K...................................  23

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

         The financial statements are unaudited. However, pursuant to SEC requirements, the consolidated financial statements have been reviewed by our independent auditor. Readers are cautioned that a review engagement does not constitute an audit. We believe that all necessary adjustments, including normal recurring adjustments, have been reflected to present fairly the financial position of the Company at September 30, 2001 and the results of its operations and changes in its cash position for the three month periods ended September 30, 2001 and 2000 and for the period from inception (July 15, 1987).

                             THE TIREX CORPORATION
                          A DEVELOPMENT STAGE COMPANY

                       CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                              THE TIREX CORPORATION
                           A DEVELOPMENT STAGE COMPANY

                           CONSOLIDATED BALANCE SHEET
                            AS AT SEPTEMBER 30, 2001
               ---------------------------------------------------


                                                                    (Unaudited)        (Audited)
                                                                   September 30,        June 30,
                                                                       2001               2001
                                                                   -------------      -------------
                                     ASSETS
                                     ------
Current Assets
  Cash and cash equivalents                                        $      (2,842)     $       1,356
  Notes receivable                                                        12,829             13,342
  Sales taxes receivable                                                   6,610             47,350
  Inventory                                                               73,031             75,959
  Research and Experimental Development tax credits receivable           328,673            361,029
  Prepaid expenses and deposits                                          136,681            126,639
                                                                   -------------      -------------
                                                                         554,982            625,675

Property and equipment, at cost, net of
  accumulated depreciation of $240,381                                 2,123,002          2,136,956
                                                                   -------------      -------------

Other assets
  Investment, at cost                                                     89,500                 --
  Prepaid expenses and deposits                                          209,000            309,614
                                                                   -------------      -------------
                                                                         298,500            309,614
                                                                   -------------      -------------

                                                                   $   2,976,484      $   3,072,245
                                                                   =============      =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities
  Accounts payable and accrued liabilties                          $     977,321      $   1,259,446
  Current portion of long-term debt                                      363,963            381,111
                                                                   -------------      -------------
                                                                       1,341,284          1,640,557

Other liabilities
  Long-term deposits and notes                                           217,500            217,500
  Government loans (net of current)                                       80,500             80,500
  Capital lease obligations (net of current)                              26,960             26,960
  Convertible notes                                                      750,000            750,000
  Convertible note                                                       185,556            185,556
  Loans from related parties                                             762,355          1,204,663
                                                                   -------------      -------------
                                                                       2,022,871          2,465,179
                                                                   -------------      -------------

                                                                       3,364,155          4,105,736
                                                                   -------------      -------------
Stockholders' Equity (Deficit)
  Common stock,  $.001 par value, authorized
   250,000,000 shares, issued and outstanding
   197,363,834 shares (June 30, 2001 - 176,366,408 shares)               197,364            176,366
  Additional paid-in capital                                          23,612,286         22,592,701
  Deficit accumulated during the development stage                   (24,041,250)       (23,622,329)
  Unrealized gain (loss) on foreign exchange                            (156,071)          (180,229)
                                                                   -------------      -------------
                                                                        (387,671)        (1,033,491)
                                                                   -------------      -------------

                                                                   $   2,976,484      $   3,072,245
                                                                   =============      =============

                              THE TIREX CORPORATION
                           A DEVELOPMENT STAGE COMPANY

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               ---------------------------------------------------

                                   (Unaudited)

                                                        Three months ended            Cumulative from
                                                           September 30              March 26, 1993 to
                                                 --------------------------------      September 30,
                                                     2001               2000                2001
                                                 -------------      -------------      -------------
Revenues                                         $          --      $          --      $   1,325,573

Cost of Sales                                               --                 --          1,018,094

                                                 -------------      -------------      -------------

Gross profit                                                --                 --            307,479
                                                 -------------      -------------      -------------

Operations
  General and administrative                           289,954            430,957          9,735,945
  Depreciation and amortization                         13,954             17,247            301,355
  Research and development                              87,839            243,056         12,737,228
                                                 -------------      -------------      -------------

Total Expense                                          391,747            691,260         22,774,528
                                                 -------------      -------------      -------------

Loss before other expenses (income)                   (391,747)          (691,260)       (22,467,049)
                                                 -------------      -------------      -------------

Other expenses (income)
  Interest expense                                      26,093             35,739            461,376
  Interest income                                           --                 --            (45,443)
  Income from stock options                                 --                 --            (10,855)
  Loss on disposal of equipment                             --                 --              4,549
                                                 -------------      -------------      -------------

                                                        26,093             35,739            409,627
                                                 -------------      -------------      -------------

Net loss                                              (417,840)          (726,999)       (22,876,676)
                                                 -------------      -------------      -------------

Other comprehensive loss
  Loss (gain) on foreign exchange                        1,081             99,114            106,137
                                                 -------------      -------------      -------------


Net loss and comprehensive loss                  $    (418,921)     $    (826,113)     $ (22,982,813)
                                                 =============      =============      =============

Basic and Diluted net loss and comprehensive
  loss per common share                          $       (0.00)     $       (0.01)     $       (0.57)
                                                 =============      =============      =============

Weighted average shares of common
  stock outstanding                                181,615,765        154,210,768         40,099,915
                                                 =============      =============      =============

                              THE TIREX CORPORATION
                           A DEVELOPMENT STAGE COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
             -------------------------------------------------------

                                   (Unaudited)

                                                                             Three months ended            Cumulative from
                                                                                 September 30             March 26, 1993 to
                                                                        ------------------------------      September 30,
                                                                            2001              2000              2001
                                                                        ------------      ------------      ------------
Cash flows from operating activities:

      Net loss                                                          $   (418,921)     $   (826,113)     $(22,983,894)
                                                                        ------------      ------------      ------------

      Adjustments to reconcile net loss to net cash
        used in operating activities:
      Depreciation and amortization                                           13,943            17,247           300,103
      (Gain) loss on disposal and abandonment of assets                           --                --           (25,153)
      Stock issued in exchange for interest                                       --             4,200           169,142
      Stock issued in exchange for services and expenses                     367,273           456,556        10,565,670
      Stock options issued in exchange for services                               --           254,725         3,083,390
      Unrealized (loss) gain on foreign exchange                              24,158             8,991          (156,091)

Changes in assets and liabilities:
      (Increase) decrease in:
      Account receivable                                                         514                --               514
      Inventory                                                                2,928             1,985           (73,031)
      Sales tax receivable                                                     5,175             7,321           (42,175)
      Research and experimental development tax credits receivable            32,356           (84,485)         (328,673)
      Other assets                                                            90,572             1,172          (355,801)
      (Decrease) increase in :
      Accounts payables and accrued liabilities                             (269,751)          153,940         1,217,317
      Accrued salaries                                                       (12,374)           38,039           186,824
      Due to stockholders                                                         --                --             5,000
                                                                        ------------      ------------      ------------

Net cash used in operating activities                                       (164,127)           33,578        (8,436,858)
                                                                        ------------      ------------      ------------

Cash flow from investing activities:
      Increase in notes receivable                                                --          (117,985)         (250,994)
      Reduction in notes receivable                                               --                --           237,652
      Investment                                                             (89,500)               --           (89,500)
      Equipment                                                                   --                --          (321,567)
      Equipment assembly costs                                                    --                --        (1,999,801)
      Organization cost                                                           --                --             6,700
      Reduction in security deposit                                               --                --            (1,542)
                                                                        ------------      ------------      ------------

Net cash used in investing activities                                        (89,500)         (117,985)       (2,419,052)
                                                                        ------------      ------------      ------------

Cash flow from financing activities:
      Loans from related parties                                                  --                --         3,150,412
      Deferred financing costs                                                26,968                --           106,911
      Proceeds from deposits                                                      --                --           143,500
      Payments on notes payable                                                   --                --          (409,939)
      Proceeds from convertible notes                                             --                --           754,999
      Proceeds from notes payable                                                 --                --           409,939
      Payments on lease obligations                                          (17,148)               --           (95,860)
      Proceeds from issuance of convertible subordinated debentures               --                --         1,035,000
      Proceeds from loan payable                                                  --                --           591,619
      Payments on loan payable                                                    --                --           (93,533)
      Proceeds from issuance of stock options                                     --                --            20,000
      Proceeds from grants                                                   239,609            94,777         3,111,653
      Proceeds from issuance of common stock                                      --                --            75,449
      Proceeds from additional paid-in capital                                    --                --         2,052,661
                                                                        ------------      ------------      ------------

Net cash provided by financing activities                                    249,429            94,777        10,852,811
                                                                        ------------      ------------      ------------

Net (decrease) increase in cash and cash equivalents                          (4,198)           10,370            (3,099)

Cash and cash equivalents -  beginning of period                               1,356             2,793               257
                                                                        ------------      ------------      ------------

Cash and cash equivalents - end of period                               $     (2,842)     $     13,163      $     (2,842)
                                                                        ============      ============      ============

                              THE TIREX CORPORATION
                           A DEVELOPMENT STAGE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)
              ----------------------------------------------------


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

          REORGANIZATION
          On March 26, 1993, the Company entered into an acquisition agreement (the "Acquisition Agreement") with Louis V. Muro, currently a director of the Company, and former Officers and Directors of the Company (collectively the "Seller"), for the purchase of certain technology owned and developed by the Sellers (the "Technology") to be used to design, develop and construct a prototype machine and thereafter a production quality machine for the cryogenic disintegration of used tires. The Technology was developed by the Seller prior to their affiliation or association with the Company.

          Currently, the Company's Board of Directors has three members, John L. Threshie, Jr., Louis V. Muro and Loius A. Sanzaro.

          DEVELOPMENTAL STAGE

          At September 30, 2001, the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

          BASIS OF CONSOLIDATION
          The consolidated financial statements include the consolidated accounts of The Tirex Corporation, Tirex Canada R&D Inc., The Tirex Corporation Canada Inc., Tirex Advanced Products Quebec Inc. and Tirex Acquisition Corp. Tirex Canada R&D Inc. is held 51% by certain shareholders of the Company. The shares owned by the certain shareholders are held in escrow by the Company's attorney and are restricted from transfer thereby allowing for a full consolidation of this Company. The Tirex Corporation Canada Inc., Tirex Advanced Products Quebec Inc. and Tirex Acquisition Corp. are 100% held by the Company. All subsidiary companies except Tirex Canada R&D Inc. are dormant. All inter-company transactions and accounts have been eliminated in consolidation.

          CASH AND CASH EQUIVALENTS
          For purposes of the statement of cash flows, all highly liquid debt instruments purchased with a maturity of three months or less, were deemed to be cash equivalents.

          INVENTORY
          The Company values inventory, which consists of finished goods held for resale, at the lower of cost (first-in, first-out method) or market.

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

          INVESTMENT
          An investment made by the Company, in which the Company owns less than a 20% interest, is stated at cost value. The cost value approximates the fair market value of the investment.

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

          ADOPTION OF STATEMENT OF ACCOUNTING STANDARD NO. 123
          In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. SFAS 123 encourages, but does not require, companies to record stock-based compensation and other costs paid by the issuance of stock at fair value. The Company has chosen to account for stock-based compensation, stock issued for non-employee services and stock issued to obtain assets or in exchange for liabilities using the fair value method prescribed in SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

          ADOPTION OF STATEMENT OF ACCOUNTING STANDARD NO. 128
          In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS 128 changes the standards for computing and presenting earnings per share (EPS) and supersedes Accounting Principles Board Opinion No. 15, Earnings per Share. SFAS 128 replaces the presentation of Primary EPS with a presentation of Basic EPS and replaces the presentation of Fully Diluted EPS with a presentation of Diluted EPS. It also requires dual presentation of Basic and Diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS 128 also requires restatement of all prior-period EPS data presented.

          As it relates to the Company, the principal differences between the provisions of SFAS 128 and previous authoritative pronouncements are the exclusion of common stock equivalents in the determination of Basic Earnings Per Share and the market price at which common stock equivalents are calculated in the determination of Diluted Earnings Per Share.

          A Basic Earnings per Share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted Earnings per Share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and warrants outstanding during the period.

          The adoption of SFAS 128 had no effect on previously reported loss per share amounts for the year ended June 30, 1997. For the years ended June 30, 2001 and 2000, Primary Loss per Share was the same as Basic Loss per Share and Fully Diluted Loss per Share was the same as Diluted Loss per Share. A net loss was reported in 2001 and 2000, and accordingly, in those years, the denominator for the Basic EPS calculation was equal to the weighted average of outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company's common stock because to do so would have been anti-dilutive.

          FAIR VALUE OF FINANCIAL INSTRUMENTS
          The carrying amount of the Company's financial instruments, which principally include cash, note receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

          The fair values of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At September 30, 2001 and 2000, respectively, the carrying value of all financial instruments was not materially different from fair value.

          INCOME TAXES
          The Company has net operating loss carryovers of approximately $24.0 million as of September 30, 2001, expiring in the years 2004 through 2017. However, based upon present Internal Revenue Service regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock and there has been a change in control as defined by the Internal Revenue Service regulations, a substantial portion of this loss carryover may not be available to the Company.

          The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, effective July 1993. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainties discussed in Note 2, however, any deferred tax asset established for utilization of the Company's tax loss carryforwards would correspondingly require a valuation allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements.

          The Company has research and experimental development tax credits receivable from the Canadian Federal government and the Quebec Provincial government amounting to $328,673 at September 30, 2001 compared to $361,029 as of June 30, 2001. These are the result of tax credits for research and experimental development expenditures made by the Company which are not contingent upon any offset against any income taxes otherwise payable.

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

Note 2 -  GOING CONCERN
          As shown in the accompanying financial statements, the Company incurred a net loss of $3,112,138 during the year ended June 30, 2001 and an additional net loss for the three month period ended September 30, 2001 in the amount of $418,921.

          In March 1993, the Company had begun its developmental stage with a new business plan. As of March 2000, the Company had developed a production quality prototype of its patented system for the disintegration of scrap tires, but nonetheless continued its research and development efforts to improve the machine's performance and to permit greater flexibility in design for specific customer applications. While the Company has engaged the process of marketing the TCS System to numerous potential clients since the beginning of the fiscal year commencing July 1, 2000, as of September 30, 2001, the Company had not yet consumated an unconditional purchase order for a TCS System. Until such an unconditional purchase order will have been received, Management considers the Company to still be in the developmental stage.

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

Note 3 -  FINANCING COSTS
          During the year ended June 30, 1999, the Company incurred costs of $158,255 in connection with debt financing. These costs have been capitalized in other assets and are being amortized over the terms of the financing. Amortization of financing costs for the year ended June 30, 2000 was $125,291, reducing this account balance to zero. During the year ended June 30, 2001, the Company incurred costs of $180,557 in connection with debt financing. These costs have been capitalized in other assets and are being amortized over the terms of the financing. Amortization of financing costs for the year ended June 30, 2001 was $79,943. Amortization of financing costs for the three month period ended September 30, 2001 was $26,968.

Note 4 -  PROPERTY AND EQUIPMENT
          As of September 30, 2001, plant and equipment consisted of the following:

          Furniture, fixtures and equipment                        $    159,889

          Leasehold improvements                                        175,161

          Construction in progress - equipment                        2,000,000
                                                                   ------------

                                                                      2,335,050

          Less: Accumulated depreciation and amortization               212,048
                                                                   ------------

                                                                   $  2,123,002
                                                                   ============

          Depreciation and amortization expense charged to operations for the year ended June 30, 2001 was $147,611. Depreciation and amortization expense charged to operations for the three month period ended September 30, 2001 was $13,954.

Note 5 -  GOVERNMENT LOANS

          Canada Economic Development

          -  Loan payable under the Industrial Recovery Program
             amounting to 20% of certain eligible costs incurred
             (maximum loan $333,300) repayable in annual
             instalments over a forty-eight month period
             commencing March 31, 1999, due March 31, 2002,
             unsecured and non-interest bearing. (If the Company
             defaults, the loans become interest bearing)          $    242,695

          -  Loans payable under the Program for the Development
             of Quebec SMEs based on 50% of approved eligible
             costs for the preparation of market development
             studies in certain regions. Loans are unsecured and
             non-interest bearing. (If the Company defaults the
             loans become interest bearing)
               -Loan repayable over five years commencing
                June 30, 2000, due June 30, 2004                         56,170
               -Loan repayable over five years commencing
                June 30, 2001, due June 30, 2005                         55,874

          -  Loan repayable in amounts equal to 1% of annual
             sales in Spain and Portugal through June 30, 2007           14,000

          -  Loan repayable in amounts equal to 11/2% of annual
             sales in Spain and Portugal through June 30, 2004           66,500
                                                                   ------------

                                                                        435,239

          Less: Current portion                                         354,739
                                                                   ------------

          Long-term portion                                        $     80,500
                                                                   ============

          Principal repayments are as follows:

                    June 30,                                          Amount
                  ------------                                     ------------

                      2002                                         $    368,962
                      2003                                                    -
                      2004                                               66,500
                      2005                                                    -
                      2006                                                    -
                      2007                                               14,000
                                                                   ------------

                                                                   $    449,462
                                                                   ============

Note 6 -  CAPITAL LEASE OBLIGATIONS
          The Company leases certain manufacturing equipment under agreements classified as capital leases. The cost and the accumulated amortization for such equipment as of June 30, 2001 was $62,400 and $24,960, respectively. The cost and accumulated amortization for such equipment as of September 30, 2001 was $62,400 and $28,080, respectively. The equipment under capital leases has been included in property and equipment on the balance sheet.

          The following is a schedule by years of future minimum lease payments under capital leases of equipment together with the obligations under capital leases (present value of future minimum rentals) as at September 30, 2001:

            Years ended
              June 30,                                                Amount
          -----------------                                        ------------

                2002                                               $     11,635
                2003                                                     15,513
                2004                                                     15,513
                                                                   ------------

          Total minimum lease payments                                   42,661
          Less: Amount representing interest                              6,477
                                                                   ------------

          Total obligations under capital lease                          36,184
          Less: Current portion of obligations
              under capital leases                                        9,224
                                                                   ------------

          Long-term obligation portion of under
              capital leases, with interest
              rate of 10%                                          $     26,960
                                                                   ============

Note 7 -  CONVERTIBLE SUBORDINATED DEBENTURES
          Convertible subordinated debentures consist of the following:

                                                                       Type B
                                                                   ------------

          Balance at June 30, 2000                                 $     75,000

          Balance at September 30, 2001 and June 30, 2001          $         --

          Interest rate                                                     10%

          Maturity Earlier of (i) - two years from the issue date, or (ii) - the completion of a public offering of its securities by the Maker. These debentures are subordinated to all current and future bank debt.

          Redemption rights          If not converted, the holder may require
                                     the Company to redeem at any time
                                     after maturity for the principal amount
                                     plus interest.

          Conversion ratio           $.20 per share.

          During the year ended June 30, 2000, $305,000 of convertible debentures were converted into common stock. During the year ended June 30, 2001, $20,000 of convertible debentures were converted into common stock. At September 30, 2001, $55,000 of convertible debentures had matured and were not converted into common stock and have been included in long term deposits and notes. These convertible debentures were originally issued between December 1997 and February 1998.


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

          Balance at September 30, 2001 and
          June 30, 2001 (First tranche)                            $    750,000

          Interest rate              8%, payable quarterly, commencing
                                     June 30, 2001.

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

          Conversion ratio           Lower of (i) - 80% of the average of the
                                     three lowest closing bid prices for the
                                     thirty trading days prior to the issue
                                     date, which equals $.073, or (ii) - 80% of the average of the three lowest closing bid prices for the sixty trading days prior to the conversion date.

          Common stock warrants      The Convertible notes carry an option to
                                     purchase Common stock warrants at the rate of one Warrant for each $1.25 of purchase price. The exercise price on the first tranche of $750,000 is $.077 per share.

          Certain Directors and Officers of the Company have pledged approximately 12,000,000 of their personal shares of Common stock of the Company as security for the Convertible notes until such time as the Company files with the Securities and Exchange Commission a Registration Statement on Form SB-2, to register common stock and warrants issuable upon the conversion of the notes, no later than 150 days after the issue date of the Convertible notes. This deadline was not met and, as such, the investors served a notice of default to the Company on July 19, 2001. The matter is currently under negotiation with the investors to attempt to resolve the various issues. The Registration Statement has still not been declared effective by the Securities and Exchange Commission and until such occurs, the Convertible notes cannot be converted to Common stock nor may the the Common stock warrants be exercised.


Note 9 -  CONVERTIBLE NOTE

          A Convertible note, under a private arrangement, consists of the following:

          Balance at September 30, 2001 and June 30, 2001          $    185,556

          Interest rate                                                      8%

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

Note 10 - RELATED PARTY TRANSACTIONS

          Convertible loans include amounts primarily from Directors, Officers and employees that will ordinarily be repaid through the issuance of stock. At September 30, 2001 and June 30, 2001, the balances owing to Directors and Officers was $713,920 and $1,120,828, respectively. These amounts are without interest or terms of repayment.

          Various Notes Receivable from Officers, separately reported on the audited Balance Sheet of June 30, 2000, plus accrued interest thereon, were offset against amounts due to these Officers as of June 30, 2001.

          Long-term deposits and notes included an amount of $118,500 at September 30, 2001, which is payable to Ocean Tire Recycling & Processing Co., Inc., a company owned by a Director of the Company.

          Subsequent to June 30, 2000, the Company modified an agreement with Ocean Tire Recycling & Processing Co., Inc. to clarify various terms of the parties' prior agreements and to obtain a commitment by Ocean Tire Recycling & Processing Co., Inc. to pay, when necessary, lease payments on the prototype TCS System. As part of the agreement, the Company will repay Ocean Tire Recycling & Processing Co., Inc. in cash or through the issuance of stock. The lease payments, under the accounting provisions for an operating lease, have been recorded as a Research and Development expense and the debt obligation included in loans from related parties. During the year ended June 30, 2001, 6,500,000 common shares were issued under the agreement as a partial settlement and, pursuant to Ocean Tire Recycling & Processing Co., Inc.'s request, were issued to its principal shareholder and President, who is also a Director of the Company. During the three month period ended September 30, 2001, an additional 4,553,102 common shares were issued under the agreement to a designated person assigned by Ocean Tire Recycling & Processing Co., Inc.


Note 11 - EXCHANGE OF DEBT FOR COMMON STOCK
          During the year ended June 30, 2001, the Company recorded an increase in common stock and additional paid-in capital of $1,905,838 representing issuances of stock in lieu of cash payments for debts owed. During the three month period ended September 30, 2001, the Company recorded increases in common stock and paid-in capital of $772,596, which was in recognition for the exchange of common stock for debts owed.

Note 12 - COMMON STOCK
          During the three month period ended September 30, 2001 and the year ended June 30, 2001, the Company issued common stock in exchange for services performed totalling $367,273 and $1,388,792, respectively. Included in these amount are payments to Officers of the Company in exchange for salary and expenses in the amount of $56,337 and $1,115,784, respectively. The dollar amounts assigned to such transactions have been recorded at the fair value of the services received, because the fair value of the services received was more evident than the fair value of the stock surrendered.

          On January 31, 2001, the Company's stockholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock, par value $0.001, from 165,000,000 shares to 250,000,000 shares.

Note 13 - STOCK PLAN
          The Company established a Stock Plan in June of 2000 whereby key personnel of the Company, consultants and other persons who have made substantial contributions to the Company are afforded the opportunity to acquire or increase their proprietary interest in the Company by the issuance to such individuals of Awards, Options or Grants under the terms set forth in the Stock Plan. The Stock Plan originally called for the issuance of a maximum of 7,000,000 shares of stock as Awards, the issuance of a maximum of 7,000,000 shares of stock to underlie Options and the issuance of a maximum of 7,000,000 shares of stock that may be issued as Grants. Awards and Options can only be given to individuals who have been either in the employ of the Company, an Officer, Director or consultant for the preceding six months. Awards are not fully vested until the end of three years with one-twelveth of the aggregate award vesting at the end of each quarter. If the Awardee is terminated for cause or resigns, the unvested portion of the award is forfeited. Options can be exercised at any time and upon exercise, the underlying stock is fully vested with the purchaser. The Options are not transferable and are exercisable for two years after which time they expire. If the Optionee is terminated for cause or resigns, all unexercised options are forfeited. A Grant can only be given to persons who have made a substantial contribution to the Company and the shares are not forfeitable. On January 31, 2001, the Company amended the Stock Plan providing for an additional 3,000,000 shares being allocated as Grants and an additional 2,000,000 shares allocated to be given as Options. On May 30, 2001, the Stock Plan was further amended reallocating the 7,000,000 shares to be given as Awards to allow 5,000,000 of the shares to be used for Options and 2,000,000 of the shares to be used as Grants. There were no stock issuances under the Stock Plan for the year ended June 30, 2000.

          During the year ended June 30, 2001, the Company issued 9,300,000 shares as Grants under the Stock Plan at an average stock price of $.093 for an aggregate consideration of $867,374. During the three month period ended September 30, 2001, the Company issued 750,000 shares as Grants under the Stock Plan at an average stock price of $.016 for an aggregate consideration of $12,031.

          During the year ended June 30, 2001, the Company had the following transactions as Options under the Stock Plan:

                                                   Number of          Avg. Exercise             Aggregate
                                                    Shares                Price               Consideration
                                               -------------------------------------------------------------------
          Granted and unexercised at
             beginning of year                        Nil                   -                       -

          Granted and exercised
             during the year                       9,698,228             $0.131                 $ 1,273,334

          Granted and unexercised at
             end of year                              Nil                   -                       -

          The exercise price at the time the Options were granted and exercised was approximately equal to the market price at that time.

          There were no Options granted or exercised during the three month period ended September 30, 2001.

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

          The Company entered into an additional agreement with the former shareholders of RPM for consulting services for a period of 5 years expiring in June 2002. Pursuant to this consulting agreement, 3,000,000 shares of common stock were issued valued at $240,000. Other than the consulting agreement and the issuance of the debentures, RPM was inactive.

          For accounting purposes, the Company recorded the merger as a purchase and not as a pooling of interests.

Note 15 - GOVERNMENT ASSISTANCE
          The Company is eligible for and has made claims for tax credits related to scientific research and experimental development expenditures made in Canada. These amounts, under Canadian Federal and Provincial tax law in conjunction with its annual tax return filings, need not be offset against taxes otherwise payable to become refundable to the Company at the end of its fiscal year. As such, during the year ended June 30, 2001, the Company received approximately $353,725 which has been recorded as an increase in stockholders' equity paid-in capital. Also, during the three month period ended September 30, 2001, the Company received approximately $239,609 which has also been recorded as an increase in stockholders' equity paid-in capital. During the three month period ended September 30, 2001, the Company recorded additional tax credits in the amount of $76,098, bringing the reported receivable balance from these governments from $361,029 as of June 30, 2001 to $328,673 as of September 30, 2001.

Note 16 - COMMITMENTS
          The Company leases office and warehouse space at an annual minimum rent of $80,000 for the first year, $160,000 for the second year and $200,000 per year for the third through the fifth years. The lease expires in 2003. The Company is responsible for its proportionate share of any increase in real estate taxes and utilities. Also under the terms of the lease, the Company is required to obtain adequate public liability and property damage insurance. The minimum future rental payments under this lease are as follows:

                     June 30,                              Amount
                 ----------------                       ------------

                       2002                             $    148,250
                       2003                                  148,250
                                                        ------------

                                                        $    296,500
                                                        ============

          Rental expense for the year ended June 30, 2001 amounted to $215,237. Rental expense for the three month period ended September 30, 2001 amounted to $49,600.

          The lease contains a second ranking moveable hypothec in the amount of $300,000 on the universality of the Company's moveable property.

          At September 30, 2001, the Company was in arrears of rent of $180,510. The arrears of rent is currently a matter under litigation between the landlord of the premises and the Company.

Note 17 - LITIGATION
          An action was instituted by Plaintiffs, a Canadian resident and a Canadian corporation, in a Canadian court alleging a breach of contract and claims damages of approximately $508,600 representing expenses and an additional approximate amount of $1,874,000 in loss of profits. The current action follows two similar actions taken in United States courts, the first of which was withdrawn and the second of which was dismissed based on forum non convenience and other considerations. An detailed answer has been filed by the Company denying all liability, stating further that Plaintiffs failed to comply with their obligations. Counsel for the Company believes that the Company has meritorious defenses to all of the Plaintiff's claims. The action is still pending.

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

          An action was instituted by a Plaintiff, a Canadian corporation, in August 2001 in a Canadian court claiming approximately $63,000 is due and owing for the manufacture and delivery of tire disintegrators. The Company is preparing its defense and a cross claim against the Plaintiff as the product delivered was defective and the Company believes it is entitled to a reimbursement of sums paid. The action is still pending.

          The Company's landlord, a Canadian corporation, instituted an action in June 2001 in resiliation of the lease and the arrears of rent in the amount of approximately $113,900. The Company has filed defenses claiming breach of contract and negligence on the part of the landlord. The action is still pending.

Note 18 - ACCUMULATED OTHER COMPREHENSIVE INCOME
          The deficit accumulated during the development stage included accumulated comprehensive other income totaling $103,396.


Supplemental Disclosure of Non-Cash Activities:
      During the three month period ended September 30, 2001 and the year ended June 30, 2001, the Company recorded an increase in common stock and in additional paid-in capital of $231,001 and $1,559,101, respectively, which was in recognition of the payment of debt. During the three month period ended September 30, 2001 and the year ended June 30, 2001, stock was issued in exchange for services performed and expenses in the amount of $367,273 and $872,215, respectively. During the year ended June 30, 2001, stock options were issued in exchange for services totalling $512,377. No stock options were issued for services performed and expenses during the three month period ended September 30, 2001.

Convertible debentures were exchanged into common stock totaling $20,000 during the year ended June 30, 2001.
      Accrued interest of $4,200 was also converted into common stock during the year ended June 30, 2001. For the three month period ended September 30, 2001, there were no convertible debentures or accrued interest converted into common stock.

Supplemental Disclosure of Cash Flow Information:

           Interest paid            $    26,094     $     6,391     $   178,362
                                    ===========     ===========     ===========

           Income taxes paid        $        --     $        --     $        --
                                    ===========     ===========     ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of significant factors, which have affected the Company's financial position and operations during the three-month period ended September 30, 2001. This discussion also includes events, which occurred subsequent to the end of the last quarter and contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)","believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

Results of Operations

         During Fiscal 2001, we demonstrated our tire recycling technology to numerous groups from several different countries as well as to some shareholders and potential strategic alliance partners. Although many parties indicated interest, no sales have yet been consummated. We believe that a weakened global economy, exacerbated by generally substantial stock market losses has manifested itself in a dissipated confidence by our potential customers to invest in unproven technology, and further has resulted in greater difficulty in their ability to raise the necessary funds to establish rubber crumb production facilities. While we are frustrated that our efforts to date have not yet resulted in unconditional sales contracts, we remain optimistic, given our continuing dialog with many potential customers, either directly or through our market development partners. While we cannot provide any guarantees that any of the prospective customers with whom we have had discussions will actually result in an unconditional Purchase and Sales Agreement, we remain confident that our past and future efforts will result in a sale to either an existing potential customer or a new customer in the relatively near future.

         To generate cash flow, and in an attempt to demonstrate the functionality of our principal product, the TCS System, we engaged the process of converting the prototype TCS-1, located in Montreal, to a commercial recycling operation. This conversion was completed during the first quarter of Fiscal 2002 and the weeks following up to the date of this Report. In connection with this conversion, we entered into supply contracts with various companies, under which we have agreed to supply these customers with certain amounts of rubber crumb. To date no revenues have been realized although initial small orders have been delivered.

         The last step in the conversion of the TCS-1 prototype unit into a commercial recycling center was the obtaining of an Operating Permit from the municipality. These were granted on November 5, 2001. The securing of these permits should bring an additional benefit to us, as we have now become eligible to be designated an accredited tire recycling center by Recyc-Quebec, the Quebec government agency which oversees recycling initiatives. On September 20th, Recyc-Quebec wrote to inform us that this accreditation would be granted upon their receipt of copies of our Operating Permit (referred to above) and an analysis of our tire input / rubber output ratio which is used to calculate the subsidy. This analysis has since been given to Recyc-Quebec. At current foreign exchange rates, the subsidy, which should be available to us, will be approximately US$0.60 per tire.

         We have been able to identify a potentially significant requirement for large volumes of fine mesh crumb rubber, finer than the output profile of mesh sizes that the TCS was originally designed to produce in substantial quantities. This customer requirement necessitated the addition of supplementary grinding equipment to the original TCS configuration. We have completed the addition of such equipment and are now in a position to meet this identified market demand. The revised configuration of the System with this additional equipment, while permitting the meeting of an existing demand, is not the configuration which we would employ if the System were completely rebuilt. The ideal configuration would provide an increase in capacity to produce cold air and thus minimize operating costs. We have completed the conceptual design of such a new system, incorporating this increase in cold production capacity.

         In February of 2001, we concluded a private financing with an investor group managed by a New York-based company. Under the terms of the Agreement, we had the contractual right to require the Investor to purchase up to US$5,000,000 of put notes. To date, we have drawn down US$750,000 of this amount. The initial $750,000 was provided in the form of a Convertible Note. In addition to the conversion feature, warrants are also issuable as a function of the actual amount of the funds drawn down by us. Under the terms of the Agreement, we were required to file and have declared effective a Registration Statement on Form SB-2 within 150 days of the Closing Date of the Agreement. As of June 25, 2001, we were in technical default for having failed to have an effective Registration Statement on record with the SEC. We were officially advised of the default in mid-July 2001. We continue to negotiate with the note holders in an attempt to resolve this matter and intend to file an amendment to our SB-2 Registration Statement and use our best efforts to cause such Statement to become effective and hopefully cure any technical defaults. We cannot, at this time, predict with any reasonable degree of certainty, the ultimate outcome of negotiations with the note holders or whether the SB-2 Registration Statement, currently in revision, will ever become effective.

         On September 13, 2001, the Canada Customs and Revenue Agency (Canadian equivalent to the IRS) approved the issuance of a check to us in the amount of Cdn$461,998 (approximately US$295,679 using a 64(cent) exchange rate), representing the scientific research & development tax credit due to the Company, net of Cdn$57,175 (US$36,592) due from us with respect to payroll taxes. At that point in time, we were past due on reimbursements to Canada Economic Development for Quebec Regions (CEDQR) in respect of loans previously received from that Canadian federal government agency, (formerly known and referred to in previous Company filings as FORD-Q) under the Industrial Recovery Program for Southwest Montreal (IRPSWM) and under the IDEA program, in an amount of approximately Cdn$210,290 (US$134,585). In view of our being past due on these reimbursements, CEDQR declared the Company to be in default. Having done so, CEDQR seized the entire balance of the tax credit cheque, rather than only the amount past due to them. Thus, the amount seized by CEDQR in excess of the amount past due was approximately Cdn$251,708 (US$161,093). CEDQR, the Agency having declared the default, has the power to reverse such a declaration, but, so far, has not done so. We have been attempting to secure such a reversal of the Declaration of Default but have not yet succeeded and cannot provide any assurances that our efforts in this regard will, in fact, prove successful. The effect of the action of CEDQR is to reduce the availability of immediately available funds required for the timely implementation of our business plan, and any failure by us to secure the release of these funds will require us to seek other sources of funds. We cannot provide any assurances that we will be successful in securing such other sources of funds either in terms of the amounts required or within a reasonable time delay, or at all. Total amount due to CEDQR under these loans including past due payments, is Cdn$568,608 (approximately US$363,909), which amount is reduced to the extent of the excess funds seized by CEDQR. In the event that CEDQR does not release the seized excess funds, the net amount remaining due to CEDQR would thus be approximately Cdn$106,610 (US$68,230).

         Because of the lengthy delay preceding the commencement of commercial operations, particularly insofar as regards the sale and manufacturing of TCS Systems is concerned, and the failure to realize any revenues from the sale of crumb rubber, we have had to, and in the foreseeable near future, will be forced to continue to cover a substantial part of our overhead costs from sources other than revenues from operations. As of September 30, 2001, we estimate that monthly overhead costs, prior to any revenues generated from the sales of rubber crumb and from tire recycling subsidies, will continue to be approximately $100,000 per month. We anticipate that revenues from the sale of rubber crumb and tire recycling subsidies will generate between $60,000 and $75,000 per month in the upcoming early months of commercial crumb production. Management is unable to predict, at this time, when rubber crumb operations and tire recycling subsidies alone, if any, will be adequate to cover monthly overhead costs.

Liquidity and Capital Resources

         The activities of the Company, since its formation in 1987, and the inception of its current business in 1993 have been financed by sources other than operations. Such financing was principally provided by the sale of securities in private transactions and by additional capital investments by directors, officers and employees. We are currently experiencing considerable liquidity problems due to our lack of operating revenues, difficulties in raising capital funds from the sale of securities and the absence of available bank lines of credit. In addition and as noted above, Canada Economic Development for Quebec Regions (CEDQR) seized an entire tax refund in the amount of Cdn$461,998 (approximately US$295,679) issued by the Canada Customs and Revenue Agency, rather than simply the amounts past due to them. We had counted on receiving these funds to discharge ongoing payroll or trade obligations, and until the release of these excess seized funds can be secured, if ever, the Company will have to attempt to secure financing from other internal and external sources.

         During the three month period ended September 30, 2001, directors, officers, employees and consultants made direct cash investments into the Company for an amount of $264,170. During the Fiscal year ended June 30, 2001, direct cash investments made by the directors, officers, shareholders and consultants amounted to $950,713.

         As of September 30, 2001, we had total assets of $2,976,484 as compared to $3,234,812 at September 30, 2000 reflecting a decrease of $258,328, and a decrease of $95,761 versus total assets as of the last fiscal year end, June 30, 2001, which amounted to $3,072,245. Management attributes the decrease from September 30, 2000 to September 30, 2001 primarily to the following factors: (i) a decrease of $231,033 in Tax Credits Receivable from the balance as of September 30, 2000 in the amount of $559,706 to the September 30, 2001 balance of $328,673, and (ii) a decrease of $34,945 in Inventory from the balance as of September 30, 2000 in the amount of $107,976 to the September 30, 2001 balance of $73,031, and (iii) a decrease of $19,999 in Sales Tax Receivable from the balance as of September 30, 2000 in the amount of $26,609 to the September 30, 2001 balance of $6,610, and (iv) a decrease of $80,836 in Property and Equipment from the balance as of September 30, 2000 in the amount of $$2,203,838 to the September 30, 2001 balance of $2,123,002, and (v) an increase of $89,500 in an Investment from the zero balance as of September 30, 2000 to the September 30, 2001 balance of $89,500. Management attributes the decrease from June 30, 2001 to September 30, 2001 primarily to the following factors: (i) a decrease of $32,356 in Tax Credits Receivable from the balance as of June 30, 2001 in the amount of $361,029 to the September 30, 2001 balance of $328,673 and, (ii) a decrease of $90,572 in Prepaid Expenses and Deposits from the balance as of June 30, 2001 in the amount of $436,253 to the September 30, 2001 balance of $345,681, and (iii) a decrease of $40,740 in Sales Tax Receivable from the balance as of June 30, 2001 in the amount of $47,350 to the September 30, 2001 balance of $6,610, and (iv) an increase of $89,500 in an Investment from the zero balance as of June 30, 2001 to the September 30, 2001 balance of $89,500.

         As of September 30, 2001, we had total liabilities of $3,364,155 as compared to $3,060,246 at September 30, 2000, reflecting an increase of $303,909, and reflecting a decrease of $741,581 versus total liabilities as of the last fiscal year end, June 30, 2001, which total amounted to $4,105,736. The increase in total liabilities from September 30, 2000 to September 30, 2001 is primarily attributable to an increase of $880,556 in Convertible Securities offset by a decrease in Loans from Related Parties in the amount of $482,602. The decrease in total liabilities from June 30, 2001 to September 30, 2001 is primarily attributable to a decrease of $282,125 in Accounts Payable and Accrued Liabilities through the use of Government tax credits received during the three month period ended September 30, 2001, and to a decrease of $442,308 in Loans from Related Parties which was the result of conversions of debt obligations into common stock.

         Reflecting the foregoing, the financial statements indicate that as at September 30, 2001, we had a working capital deficit (current assets minus current liabilities) of $786,302 compared to a working capital deficit of $411,726 as at September 30, 2000, reflecting an increase of $374,576. The working capital deficit of $786,302 as at September 30, 2001 compares to a working capital deficit of $1,014,882 as at June 30, 2001, reflecting a decrease of $228,580.

         The financial statements which are included in this report reflect total operating costs and other expenses of $418,921 for the three month period ended September 30, 2001 versus $826,113 for the comparative three month period ended September 30, 2000, reflecting a decrease of $407,192. The primary reasons for this decrease relate to decreased personnel expenses, a decrease in the amount relating to foreign exchange losses and a decrease in the amount recorded for Research and Development.

PART II  OTHER INFORMATION

Item 1 - Legal Proceedings

         We are presently a party in the following legal proceedings, the status of which has not changed since the Company filed its Annual Report on Form 10-KSB on October 15, 2001:

IM2 Merc handising and Manufacturing, Inc and David B. Sinclair v. The Tirex Corporation, Tirex Corporation Canada, Inc., et al.

         The Plaintiffs, a Canadian resident and a Canadian corporation sued in the Delaware, U.S. Federal District Court claiming fraud, breach of contract, unjust enrichment and other allegations, that the alleged Defendants, which include Tirex Corporation Canada and The Tirex Corporation, jointly conspired to profit from their failure to comply with terms of a manufacturing agreement. The monetary demand of this complaint was unspecified. We were prepared to move to dismiss Plaintiffs' Complaint, but after consultations with the Plaintiffs' Attorneys, the Plaintiffs' withdrew this complaint voluntarily. Plaintiffs later filed a second action in the Chancery Court of Delaware alleging certain of the same allegations; fraud, breach of contract, unjust enrichment, breach of fiduciary duty and misrepresentation, but eliminated other counts including the securities fraud allegations.. The Defendants in the State Court action are the same named in the Federal Court action, and again the monetary damages are unspecified. We moved to dismiss the State Court Chancery case alleging defective service of process and asserting that the Court had no jurisdiction over the Defendants in Delaware and for removal of the case to Canada based on forum non convenience and other considerations. Our motion was granted and the case dismissed.

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

Tri-Steel Industries Inc. v. The Tirex Corporation

         Our landlord Tri-Steel Industries Inc. instituted an action against us, and our subsidiaries Tirex Canada and Tirex Canada R & D Inc., on or about June 22, 2001 for arrears of rent in the amount of Canadian$230,050 (approximately US$147,232 using a 64(cent) exchange rate). We are currently in negotiation with Tri-Steel Industries and the action is still pending.

         No director, officer, or affiliate of the Company, or any associate of any of them, is a party to or has a material interest in any proceeding adverse to us.



Item 2 - Changes in Securities and Use of Proceeds

Share Issuance Continuity Schedule - Issuances of Shares by Reason

--------------------------------------------------------------------------------
Shares issued and outstanding as of June 30, 2001                    176,366,408
--------------------------------------------------------------------------------
For salaries and Expenses                               6,524,312
--------------------------------------------------------------------------------
For Professional Fees                                  11,523,114
--------------------------------------------------------------------------------
For Loans                                               1,000,000
--------------------------------------------------------------------------------
For Grants                                              1,950,000
                                                        ---------
--------------------------------------------------------------------------------
Total Issuances for the Quarter                        20,997,426     20,997,426
                                                       ----------     ----------
--------------------------------------------------------------------------------
Total Outstanding as of September 30, 2001                           197,363,834
                                                                     ===========
--------------------------------------------------------------------------------


Share Issuances by Recipient

                      Salaries &     Professional
Individual            Expenses           Fees          Loans         Grants         TOTAL
----------            -----------    ------------    ---------     ----------     ----------
John Threshie          4,305,709                                                   4,305,709

Linda Pellegrino                       2,791,944                                   2,791,944

John Frohling                                                       1,200,000      1,200,000

Louis V. Muro          1,000,000                                                   1,000,000



Michael Ash            1,218,603                                                   1,218,603

Francois Lafortune                       953,068                                     953,068

Michel Babeu                             100,000                                     100,000

Vijay Kachru                                         1,000,000        750,000      1,750,000

Daniel Pizzuti                         4,553,102                                   4,553,102

Philip Romanoff                          125,000                                     125,000

Mark Lazar                             3,000,000                                   3,000,000
                                      ----------                                  ----------
         TOTAL         6,524,312      11,523,114     1,000,000      1,950,000     20,997,426
                       =========      ==========     =========      =========     ==========

         No common shares were issued between September 30, 2001 and the date of this Report.

With respect to sales and other issuances of restricted securities, the Company claims to have been exempt from the registration requirements of Section 5 of the Securities Act by reason of Section 4(2) thereof:

(i) We did not engage in general advertising or general solicitation and paid no commission or similar remuneration, directly or indirectly, with respect to such transactions.

(ii) The persons who acquired restricted securities were executive officers and directors, employees or consultants of the Company, all of whom are sophisticated investors; such persons had continuing access to all relevant information concerning the Company and/or have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of such investment and are able to bear the economic risk thereof.

(iii) The persons who acquired restricted securities advised us that the Shares were acquired for investment and without a view to their resale or distribution unless subsequently registered and acknowledged that they were aware of the restrictions on resale of the Shares absent subsequent registration and that an appropriate legend would be placed on the certificates evidencing the Shares reciting the absence of their registration under the Securities Act and referring to the restrictions on their transferability and resale.

Item 3 - Defaults Upon Senior Securities

During 1998, we issued an aggregate of $535,000 of two (2) year convertible, subordinated debentures bearing interest at the rate of 10%. Interest thereon was due and payable semi-annually commencing six months from the date of issuance. All debentures have either been converted or repaid, except for debentures in the principal amount of US$55,000, which remain outstanding and on which principal and interest, which has accrued since the issuance of the debentures, are now due. On debentures converted subsequent to December 1999, interest was capitalized and converted to equity. Although the conversion option on the outstanding debentures has lapsed, we intend to extend the conversion dates of these debentures upon the request of the holders.

As indicated above, in February of 2001, we concluded a private financing with an investor group managed by a New York-based company. Under the terms of the Agreement, we had the contractual right to require the Investor to purchase up to US$5,000,000 of put notes. To date, we have drawn down US$750,000 of this amount. The initial $750,000 was provided in the form of a Convertible Note. In addition to the conversion feature, warrants are also issuable as a function of the actual amount of the funds drawn down by us. Under the terms of the Agreement, we were required to file and have declared effective a Registration Statement on Form SB-2 within 150 days of the Closing Date of the Agreement. As of June 25, 2001, we were in technical default for having failed to have an effective Registration Statement on record with the SEC. We were advised of the default in mid-July 2001. We have maintained regular communication with the New York manager of the Investment Group and have been working with him to arrive at a mutually acceptable solution to resolving the situation between the parties. Concurrently, we are continuing to redraft the SB-2 Registration Statement in such a fashion as to address all of the questions and comments communicated to us by the Securities and Exchange Commission as a result of the first filing of the SB-2 Registration Statement. We anticipate that the revised Registration Statement will be filed shortly. It is possible that further modifications may be required either as a result of additional questions and comments from the SEC, or as a result of negotiations with the manager of the Investor Group, which could modify the eventual structure of the investment vehicle. We cannot, at this point, predict with any reasonable degree of certainty, the ultimate outcome of negotiations with the manager of the Investor Group or whether the SB-2 Registration Statement, currently in revision, will ever become effective.

Item 4 - Submission of Matters to a Vote of Security Holders

During the three-month period ended September 30, 2001, there were no submissions of matters to a vote of Security Holders.

Item 6 - Exhibits and Reports on Form 8-K

Exhibits - No exhibits are being filed as a part of this Report.

Reports on Form 8-K - No Reports on Form 8-K were filed during the quarter ended September 30, 2001

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE TIREX CORPORATION

Date: November 14, 2001                By /s/ JOHN L. THRESHIE,JR.
                                          --------------------------------------
                                       John L. Threshie, Jr. President


Date: November 14, 2001                By /s/ MICHAEL ASH
                                          --------------------------------------
                                       Michael Ash, Treasurer and
                                       Chief Accounting and Financial Officer