Form 10QSB
period 2001-12-31
TIREX CORP
filed 2002-02-19
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended December 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from __________ to __________

                       Commission File Number 33-17598-NY

                              THE TIREX CORPORATION
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware                                             22-2824362
-------------------------------                              -------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding for each of the issuer's classes of common equity, as of February 15, 2002: 197,363,834 shares

Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]

                              The Tirex Corporation
                          (A Development Stage Company)



                                TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION

Item 1 -  Financial Statements (Unaudited)                                  Page

          The Tirex Corporation and Subsidiaries
           Consolidated Balance Sheets as of
            December 31, 2001 and June 30, 2001............................   3

          Consolidated Statements of Operations
           for the three and six month periods
            ended December 31, 2001 and 2000...............................   4

          Consolidated Statements of Cash Flows
           for the three and six month periods
            ended December 31, 2001 and 2000...............................   5

          Notes to Financial Statements (Unaudited)........................   7

Item 2 -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations...................  19

PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings................................................  23
Item 2 -  Changes in Securities and Use of Proceeds........................  26
Item 3 -  Defaults Upon Senior Securities..................................  27
Item 4 -  Submission of Matters
           to a Vote of Security Holders...................................  28
Item 6 -  Exhibits and Reports on Form 8-K.................................  28

The financial statements are unaudited. However, pursuant to SEC requirements, the consolidated financial statements have been reviewed by the Company's independent auditor. Readers are cautioned that a review engagement does not constitute an audit. Management of registrant believes that all necessary adjustments, including normal recurring adjustments, have been reflected to present fairly the financial position of registrant at December 31, 2001 and the results of its operations and changes in its cash position for the three and six month periods ended December 31, 2001 and 2000 and for the period from inception of operations (March 26, 1993).

                              THE TIREX CORPORATION
                           A DEVELOPMENT STAGE COMPANY

                        CONSOLIDATED FINANCIAL STATEMENTS


                                DECEMBER 31, 2001

                                    THE TIREX CORPORATION
                                 A DEVELOPMENT STAGE COMPANY

                                 CONSOLIDATED BALANCE SHEET
                                   AS AT DECEMBER 31, 2001

                          ----------------------------------------


                                                                  (Unaudited)      (Audited)
                                                                  December 31,      June 30,
                                                                      2001            2001
                                                                  ------------    ------------

                                           ASSETS
                                           ------

Current Assets
  Cash and cash equivalents                                                483    $      1,356
  Accounts receivable                                                    1,625              --
  Notes receivable                                                      17,108          13,342
  Sales taxes receivable                                                    --          47,350
  Inventory                                                             72,377          75,959
  Research and Experimental Development tax credits receivable         142,998         361,029
  Prepaid expenses and deposits                                         97,077         126,639
                                                                  ------------    ------------
                                                                       331,668         625,675

Property and equipment, at cost, net of
  accumulated depreciation of $268,053                               2,109,284       2,136,956
                                                                  ------------    ------------

Other assets
  Investment, at cost                                                   89,500              --
  Prepaid expenses and deposits                                        209,000         309,614
                                                                  ------------    ------------
                                                                       298,500         309,614
                                                                  ------------    ------------


                                                                  $  2,739,452    $  3,072,245
                                                                  ============    ============


                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                       ----------------------------------------------

Current Liabilities
  Accounts payable and accrued liabilties                         $  1,153,485    $  1,259,446
  Current portion of long-term debt                                     25,538         381,111
                                                                  ------------    ------------
                                                                     1,179,023       1,640,557

Other liabilities
  Long-term deposits and notes                                         217,500         217,500
  Government loans (net of current)                                    169,791          80,500
  Capital lease obligations (net of current)                            26,960          26,960
  Convertible notes                                                    750,000         750,000
  Convertible note                                                     185,556         185,556
  Loans from related parties                                         1,038,551       1,204,663
                                                                  ------------    ------------
                                                                     2,388,358       2,465,179
                                                                  ------------    ------------

                                                                     3,567,381       4,105,736
                                                                  ------------    ------------
Stockholders' Equity (Deficit)
  Common stock,  $.001 par value, authorized
   250,000,000 shares, issued and outstanding
   197,363,834 shares (June 30, 2001 - 176,366,408 shares)             197,364         176,366
  Additional paid-in capital                                        23,681,950      22,592,701
  Deficit accumulated during the development stage                 (24,546,241)    (23,622,329)
  Unrealized gain (loss) on foreign exchange                          (161,002)       (180,229)
                                                                  ------------    ------------
                                                                      (827,929)     (1,033,491)
                                                                  ------------    ------------


                                                                  $  2,739,452    $  3,072,245
                                                                  ============    ============

                                                      THE TIREX CORPORATION
                                                   A DEVELOPMENT STAGE COMPANY

                                  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                            ----------------------------------------

                                                           (Unaudited)


                                                     Three months ended                 Six months ended
                                                        December 31                       December 31             Cumulative from
                                               ------------------------------    ------------------------------  March 26, 1993 to
                                                   2001             2000             2001             2000       December 31, 2001
                                               -------------    -------------    -------------    -------------  -----------------

Revenues                                       $       1,424    $          --    $       1,424    $          --    $   1,326,997

Cost of Sales                                            854               --              854               --        1,018,948

                                               -------------    -------------    -------------    -------------    -------------

Gross profit                                             570               --              570               --          308,049
                                               -------------    -------------    -------------    -------------    -------------

Operations
  General and administrative                         308,601          409,242          598,553          840,199       10,044,546
  Depreciation and amortization                       13,718           15,111           27,672           32,358          315,073
  Research and development                           154,175          190,149          242,015          433,205       12,891,403
                                               -------------    -------------    -------------    -------------    -------------

Total Expense                                        476,494          614,502          868,240        1,305,762       23,251,022
                                               -------------    -------------    -------------    -------------    -------------

Loss before other expenses (income)                 (475,924)        (614,502)        (867,670)      (1,305,762)     (22,942,973)
                                               -------------    -------------    -------------    -------------    -------------

Other expenses (income)
  Interest expense                                    28,185            5,794           54,279           41,533          489,561
  Interest income                                         --               --               --               --          (45,443)
  Income from stock options                               --               --               --               --          (10,855)
  Loss on disposal of equipment                           --            2,309               --            2,309            4,549
                                               -------------    -------------    -------------    -------------    -------------

                                                      28,185            8,103           54,279           43,842          437,812
                                               -------------    -------------    -------------    -------------    -------------

Net loss                                            (504,109)        (622,605)        (921,949)      (1,349,604)     (23,380,785)
                                               -------------    -------------    -------------    -------------    -------------

Other comprehensive loss
  Loss (gain) on foreign exchange                        882          (21,471)           1,963           77,643          108,100
                                               -------------    -------------    -------------    -------------    -------------


Net loss and comprehensive loss                $    (504,991)   $    (601,134)   $    (923,912)   $  (1,427,247)   $ (23,488,885)
                                               =============    =============    =============    =============    =============

Basic and Diluted net loss and comprehensive
  loss per common share                        $       (0.00)   $       (0.00)   $       (0.00)   $       (0.01)   $       (0.55)
                                               =============    =============    =============    =============    =============

Weighted average shares of common
  stock outstanding                              186,865,121      157,675,396      186,865,121      157,675,396       42,609,654
                                               =============    =============    =============    =============    =============

                                                       THE TIREX CORPORATION
                                                    A DEVELOPMENT STAGE COMPANY

                                               CONSOLIDATED STATEMENT OF CASH FLOWS

                                             ----------------------------------------

                                                            (Unaudited)


                                                            Three months ended              Six months ended
                                                               December 31                    December 31           Cumulative from
                                                       ---------------------------    ---------------------------  March 26, 1993 to
                                                           2001           2000            2001           2000      December 31, 2001
                                                       ------------   ------------    ------------   ------------  -----------------

Cash flows from operating activities:

    Net  loss                                          $   (504,991)  $   (601,134)   $   (923,912)  $ (1,427,247)   $(23,488,885)
                                                       ------------   ------------    ------------   ------------    ------------

    Adjustments to reconcile net loss to net
      cash used in operating activities:
    Depreciation and amortization                            13,718         15,111          27,672         32,358         313,821
    (Gain) loss on disposal and abandonment of assets            --          2,309              --          2,309         (25,153)
    Stock issued in exchange for interest                        --             --              --             --         169,142
    Stock issued in exchange for services and expenses           --             --         367,273      1,437,122      10,565,670
    Stock options issued in exchange for services                --             --              --         15,966       3,083,390
    Unrealized (loss) gain on foreign exchange               (4,931)       (25,431)         19,227         25,983        (161,022)

Changes in assets and liabilities:
    (Increase) decrease in:
    Account receivable                                       (1,625)           (52)         (1,625)      (117,933)         (1,111)
    Inventory                                                   654          2,147           3,582          4,132         (72,377)
    Sales tax receivable                                      6,610           (291)         47,350         (7,612)        (35,565)
    Research and experimental development tax credits
      receivable                                            185,675        (80,536)        218,031       (165,021)       (142,998)
    Other assets                                             39,604         25,209         130,176         16,027        (316,197)
    (Decrease) increase in :
    Accounts payables and accrued liabilities               265,875        270,719        (149,114)      (188,566)      1,483,192
    Accrued salaries                                             --             --         (12,374)            --         186,824
    Due to stockholders                                          --             --              --             --           5,000
                                                       ------------   ------------    ------------   ------------    ------------

Net cash used in operating activities                           589       (391,949)       (273,714)      (372,482)     (8,436,269)
                                                       ------------   ------------    ------------   ------------    ------------

Cash flow from investing activities:
    Increase in notes receivable                             (4,280)            --          (3,766)            --        (255,274)
    Reduction in notes receivable                                --             --              --             --         237,652
    Investment                                                   --             --         (89,500)            --         (89,500)
    Equipment                                                    --          1,695              --       (321,567)
    Equipment assembly costs                                     --             --              --             --      (1,999,801)
    Organization cost                                            --             --              --             --           6,700
    Reduction in security deposit                                --             --              --             --          (1,542)
                                                       ------------   ------------    ------------   ------------    ------------

Net cash used in investing activities                        (4,280)         1,695         (93,266)            --      (2,423,332)
                                                       ------------   ------------    ------------   ------------    ------------

Cash flow from financing activities:
    Loans from related parties                                   --             --              --             --       3,150,412
    Deferred financing costs                                 26,968             --          53,936             --         133,879
    Proceeds from deposits                                       --             --              --             --         143,500
    Payments on notes payable                                    --             --              --             --        (409,939)
    Proceeds from convertible notes                              --             --              --             --         754,999
    Proceeds from notes payable                                  --             --              --             --         409,939
    Payments on lease obligations                                --         (7,137)             --        (14,539)        (95,860)
    Proceeds from issuance of convertible subordinated
      debentures                                                 --             --              --             --       1,035,000
    Proceeds from loan payable                                   --             --              --             --         591,619
    Payments on loan payable                               (256,940)            --        (256,940)            --        (350,473)
    Proceeds from issuance of stock options                      --             --              --             --          20,000
    Proceeds from grants                                    236,988        395,683         569,111        395,683       3,348,641
    Proceeds from issuance of common stock                       --             --              --             --          75,449
    Proceeds from additional paid-in capital                     --             --              --             --       2,052,661
                                                       ------------   ------------    ------------   ------------    ------------

Net cash provided by financing activities                     7,016        388,546         366,107        381,144      10,859,827
                                                       ------------   ------------    ------------   ------------    ------------

Net (decrease) increase in cash and cash equivalents          3,325         (1,708)           (873)         8,662             226

Cash and cash equivalents -  beginning of period             (2,842)        13,163           1,356          2,793             257
                                                       ------------   ------------    ------------   ------------    ------------

Cash and cash equivalents - end of period              $        483   $     11,455    $        483   $     11,455    $        483
                                                       ============   ============    ============   ============    ============

Supplemental Disclosure of Non-Cash Activities:
         During the six month period ended December 31, 2001 and the year ended June 30, 2001, the Company recorded an increase in common stock and in additional paid-in capital of $231,001 and $1,559,101, respectively, which was in recognition of the payment of debt. During the six month period ended December 31, 2001 and the year ended June 30, 2001, stock was issued in exchange for services performed and expenses in the amount of $367,273 and $872,215, respectively. During the year ended June 30, 2001, stock options were issued in exchange for services totalling $512,377. No stock options were issued for services performed and expenses during the six month period ended December 31, 2001.

Convertible debentures were exchanged into common stock totaling $20,000 during the year ended June 30, 2001. Accrued interest of $4,200 was also converted into common stock during the year ended June 30, 2001. For the six month period ended December 31, 2001, there were no convertible debentures or accrued interest converted into common stock.

Supplemental Disclosure of Cash Flow Information:

                  Interest paid       $    7,219   $    4,893   $    33,313   $    12,349   $185,581
                                      ==========   ==========   ===========   ===========   ========

                  Income taxes paid   $       --   $       --   $        --   $        --   $     --
                                      ==========   ==========   ===========   ===========   ========

                              THE TIREX CORPORATION
                           A DEVELOPMENT STAGE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (Unaudited)

                    ----------------------------------------


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

          Currently, the Company's Board of Directors has three members, John L. Threshie, Jr., Louis V. Muro and Loius A. Sanzaro.

          DEVELOPMENTAL STAGE
          At December 31, 2001, the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

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

          INVENTORY
          The Company values inventory, which consists of finished goods and equipment held for resale, at the lower of cost (first-in, first-out method) or market.

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

          The fair values of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At December 31, 2001 and June 30, 2001, respectively, the carrying value of all financial instruments was not materially different from fair value.

          INCOME TAXES

          The Company has net operating loss carryovers of approximately $24.5 million as of December 31, 2001, expiring in the years 2004 through 2017. However, based upon present Internal Revenue Service regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock and there has been a change in control as defined by the Internal Revenue Service regulations, a substantial portion of this loss carryover may not be available to the Company.

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

          The Company has research and experimental development tax credits receivable from the Canadian Federal government and the Quebec Provincial government amounting to $142,998 at December 31, 2001 compared to $361,029 as of June 30, 2001. These are the result of tax credits for research and experimental development expenditures made by the Company which are not contingent upon any offset against any income taxes otherwise payable.

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

Note 2 -  GOING CONCERN
          As shown in the accompanying financial statements, the Company incurred a net loss of $3,112,138 during the year ended June 30, 2001 and an additional net loss for the six month period ended December 31, 2001 in the amount of $925,336.

          In March 1993, the Company had begun its developmental stage with a new business plan. As of March 2000, the Company had developed a production quality prototype of its patented system for the disintegration of scrap tires, but nonetheless continued its research and development efforts to improve the machine's performance and to permit greater flexibility in design for specific customer applications. While the Company has engaged the process of marketing the TCS System to numerous potential clients since the beginning of the fiscal year commencing July 1, 2000, as of December 31, 2001, the Company had not yet consumated an unconditional purchase order for a TCS System. Until such an unconditional purchase order will have been received, Management considers the Company to still be in the developmental stage.

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

Note 3 -  FINANCING COSTS
          During the year ended June 30, 1999, the Company incurred costs of $158,255 in connection with debt financing. These costs have been capitalized in other assets and are being amortized over the terms of the financing. Amortization of financing costs for the year ended June 30, 2000 was $125,291, reducing this account balance to zero. During the year ended June 30, 2001, the Company incurred costs of $180,557 in connection with debt financing. These costs have been capitalized in other assets and are being amortized over the terms of the financing. Amortization of financing costs for the year ended June 30, 2001 was $79,943. Amortization of financing costs for the six month period ended December 31, 2001 was $53,936.

Note 4 -  PROPERTY AND EQUIPMENT
          As of December 31, 2001, plant and equipment consisted of the following:

          Furniture, fixtures and equipment                           $  159,889

          Leasehold improvements                                         175,161

          Construction in progress - equipment                         2,000,000
                                                                      ----------

                                                                       2,335,050

          Less: Accumulated depreciation and amortization                225,766
                                                                      ----------

                                                                      $2,109,284
                                                                      ==========

          Depreciation and amortization expense charged to operations for the year ended June 30, 2001 was $147,611. Depreciation and amortization expense charged to operations for the six month period ended December 31, 2001 was $27,672.

Note 5 -  GOVERNMENT LOANS
          Canada Economic Development
          - Loan payable under the Industrial Recovery Program for Southwest Montreal amounting to 20% of certain eligible costs incurred (maximum loan $333,300)
            repayable over four years commencing March 31, 1999 and ending March 31,
            2002, unsecured and non-interest bearing. (If the Company defaults, the loans
            become interest bearing.)                                                           $      --

          - Loans payable under the Program for the Development of Quebec SMEs based on 50% of approved eligible costs for the preparation of market development studies in certain regions. Loans are unsecured and non-interest bearing. (If the
            Company defaults, the loans become interest bearing.)
              - Loan repayable over five years commencing June 30, 2000
                and ending June 30, 2004                                                           51,828
              - Loan repayable over five years commencing June 30, 2001
                and ending June 30, 2005                                                           56,775

          - Loan repayable in amounts equal to 1% of annual sales in Spain and
            Portugal through June 30, 2007, to a maximum of the balance of the loan outstanding. If no sales occur on or before this date in Spain and
            Portugal, the loan will become non-repayable.                                          14,000

          - Loan repayable in amounts equal to 11/2% of annual sales in Spain and
            Portugal through June 30, 2004, to a maximum of the balance of the loan outstanding. If no sales occur on or before this date in Spain and
            Portugal, the loan will become non-repayable.                                          66,500
                                                                                                ---------
                                                                                                  189,103
          Less: Current portion                                                                    19,312
                                                                                                ---------

          Long-term portion                                                                     $ 169,791
                                                                                                =========

          Principal repayments are as follows:

                  June 30,                                               Amount
                  --------                                              --------

                    2002                                                $ 19,311
                    2003                                                  30,083
                    2004                                                 105,129
                    2005                                                  20,580
                    2006                                                      --
                    2007                                                  14,000
                                                                        --------

                                                                        $189,103
                                                                        ========

          During the six-month period ended December 31, 2001, the Company was declared in default, with respect to the loan under the Industrial Recovery Program for Southwest Montreal, as a result of a late instalment repayment and as such was obligated to repay the entire remaining balance due on the loan.

Note 6 -  CAPITAL LEASE OBLIGATIONS
          The Company leases certain manufacturing equipment under agreements classified as capital leases. The cost and the accumulated amortization for such equipment as of June 30, 2001 was $62,400 and $24,960, respectively. The cost and accumulated amortization for such equipment as of December 31, 2001 was $62,400 and $31,200, respectively. The equipment under capital leases has been included in property and equipment on the balance sheet.

          The following is a schedule by years of future minimum lease payments under capital leases of equipment together with the obligations under capital leases (present value of future minimum rentals) as at December 31, 2001:

                  Years ended
                    June 30,                                             Amount
                  -----------                                           --------

                     2002                                               $  7,757
                     2003                                                 15,513
                     2004                                                 15,513
                                                                        --------

                  Total minimum lease payments                            38,783
                  Less: Amount representing interest                       5,597
                                                                        --------

                  Total obligations under capital lease                   33,186
                  Less: Current portion of obligations
                    under capital leases                                   6,226
                                                                        --------

                  Long-term obligation portion of under capital
                    leases, with interest rate of 10%                   $ 26,960
                                                                        ========

Note 7 -  CONVERTIBLE SUBORDINATED DEBENTURES
          Convertible subordinated debentures consist of the following:

                                                                        Type B
                                                                       --------

          Balance at December 31, 2001 and June 30, 2001               $     --

          Interest rate                                                      10%

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

          Conversion ratio            $.20 per share.

          During the year ended June 30, 2000, $305,000 of convertible debentures were converted into common stock. During the year ended June 30, 2001, $20,000 of convertible debentures were converted into common stock. At December 31, 2001, $55,000 of convertible debentures had matured and were not converted into common stock and have been included in long term deposits and notes. These convertible debentures were originally issued between December 1997 and February 1998.

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

          Balance at December 31, 2001 and June 30, 2001 (First tranche)        $ 750,000

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

          Certain Directors and Officers of the Company have pledged approximately 12,000,000 of their personal shares of Common stock of the Company as security for the Convertible notes until such time as the Company files with the Securities and Exchange Commission a Registration Statement on Form SB-2, to register common stock and warrants issuable upon the conversion of the notes, no later than 150 days after the issue date of the Convertible notes. This deadline was not met and, as such, the investors served a notice of default to the Company on July 19, 2001. The matter is currently under negotiation with the investors to attempt to resolve the various issues. During the three-month period ended December 31, 2001 and in January 2002, the Company authorized the investors to sell 1,800,000 of the shares held as security. The Registration Statement has still not been declared effective by the Securities and Exchange Commission and until such occurs, the Convertible notes cannot be converted to Common stock nor may the Common stock warrants be exercised.

Note 9 -  CONVERTIBLE NOTE

          A Convertible note, under a private arrangement, consists of the following:

          Balance at December 31, 2001 and June 30, 2001                        $ 185,556

          Interest rate                                                                 8%

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

Note 10 - RELATED PARTY TRANSACTIONS
          Convertible loans include amounts primarily from Directors, Officers and employees that will ordinarily be repaid through the issuance of stock. At December 31, 2001 and June 30, 2001, the balances owing to Directors and Officers was $964,843 and $1,120,828, respectively. These amounts are without interest or terms of repayment.

          Various Notes Receivable from Officers, separately reported on the audited Balance Sheet of June 30, 2000, plus accrued interest thereon, were offset against amounts due to these Officers as of June 30, 2001.

          Long-term deposits and notes included an amount of $118,500 at December 31, 2001, which is payable to Ocean Tire Recycling & Processing Co., Inc., a company owned by a Director of the Company.

          Subsequent to June 30, 2000, the Company modified an agreement with Ocean Tire Recycling & Processing Co., Inc. to clarify various terms of the parties' prior agreements and to obtain a commitment by Ocean Tire Recycling & Processing Co., Inc. to pay, when necessary, lease payments on the prototype TCS System. As part of the agreement, the Company will repay Ocean Tire Recycling & Processing Co., Inc. in cash or through the issuance of stock. The lease payments, under the accounting provisions for an operating lease, have been recorded as a Research and Development expense and the debt obligation included in loans from related parties. During the year ended June 30, 2001, 6,500,000 common shares were issued under the agreement as a partial settlement and, pursuant to Ocean Tire Recycling & Processing Co., Inc.'s request, were issued to its principal shareholder and President, who is also a Director of the Company. During the six month period ended December 31, 2001, an additional 4,553,102 common shares were issued under the agreement to a designated person assigned by Ocean Tire Recycling & Processing Co., Inc.

Note 11 - EXCHANGE OF DEBT FOR COMMON STOCK
          During the year ended June 30, 2001, the Company recorded an increase in common stock and additional paid-in capital of $1,905,838 representing issuances of stock in lieu of cash payments for debts owed. During the six month period ended December 31, 2001, the Company recorded increases in common stock and paid-in capital of $772,596, which was in recognition for the exchange of common stock for debts owed.

Note 12 - COMMON STOCK
          During the six month period ended December 31, 2001 and the year ended June 30, 2001, the Company issued common stock in exchange for services performed totalling $367,273 and $1,388,792, respectively. Included in these amount are payments to Officers of the Company in exchange for salary and expenses in the amount of $56,337 and $1,115,784, respectively. The dollar amounts assigned to such transactions have been recorded at the fair value of the services received, because the fair value of the services received was more evident than the fair value of the stock surrendered.

          On January 31, 2001, the Company's stockholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock, par value $0.001, from 165,000,000 shares to 250,000,000 shares.

          As at December 31, 2001, the Company had 197,363,834 Common shares issued and outstanding.

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

          During the year ended June 30, 2001, the Company issued 9,300,000 shares as Grants under the Stock Plan at an average stock price of $.093 for an aggregate consideration of $867,374. During the six month period ended December 31, 2001, the Company issued 750,000 shares as Grants under the Stock Plan at an average stock price of $.016 for an aggregate consideration of $12,031.

          During the year ended June 30, 2001, the Company had the following transactions as Options under the Stock Plan:

                                        Number of   Avg. Exercise    Aggregate
                                         Shares         Price      Consideration
                                        ----------------------------------------
          Granted and unexercised at
             beginning of year             Nil                --             --

          Granted and exercised
             during the year            9,698,228    $      0.13    $ 1,273,334

          Granted and unexercised at
             end of year                   Nil                --             --

          The exercise price at the time the Options were granted and exercised was approximately equal to the market price at that time.

          There were no Options granted or exercised during the six month period ended December 31, 2001.

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

Note 15 - GOVERNMENT ASSISTANCE
          The Company is eligible for and has made claims for tax credits related to scientific research and experimental development expenditures made in Canada. These amounts, under Canadian Federal and Provincial tax law in conjunction with its annual tax return filings, need not be offset against taxes otherwise payable to become refundable to the Company at the end of its fiscal year. As such, during the year ended June 30, 2001, the Company received approximately $353,725 which has been recorded as an increase in stockholders' equity paid-in capital. Also, during the six month period ended December 31, 2001, the Company received approximately $569,111 which has also been recorded as an increase in stockholders' equity paid-in capital. During the six month period ended December 31, 2001, the Company recorded additional tax credits in the amount of $142,998, bringing the reported receivable balance from these governments from $361,029 as of June 30, 2001 to $142,998 as of December 31, 2001.

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

                   June 30,                     Amount
                   --------                    --------

                     2002                      $ 94,174
                     2003                       141,261
                                               --------

                                               $235,435
                                               ========

          Rental expense for the year ended June 30, 2001 amounted to $215,237. Rental expense for the three month period ended December 31, 2001 amounted to $98,237.

          The lease contains a second ranking moveable hypothec in the amount of $300,000 on the universality of the Company's moveable property.

          At December 31, 2001, the Company was in arrears of rent of $238,015.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of significant factors, which have affected the Company's financial position and operations during the six-month period ended December 31, 2001. This discussion also includes events which occurred subsequent to the end of the last quarter and contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)","believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

Results of Operations

Since the spring of 2000 business conditions have been very difficult as a result of the reduced availability of capital. The tragic events of September 11th further exacerbated our lack of access to capital and reduced liquidity. While in general since September 11th, there appears to be renewed interest in companies operating in the defense sector and in businesses relating to security, this interest has not extended to other business sectors, including ours, with the result our business conditions and access to capital has continued to be very problematic.

Further, customer concerns with respect to the effectiveness of our TCS Technology and its long-term durability, combined with the capital cost of buying such a system, has resulted in a lack of Purchase and Sales Agreements. In the absence of contractual performance guarantees or bonds, which heretofore we have been unable to supply, customers have consistently deferred the conclusion of Purchase and Sales Agreements. With our deteriorating liquidity position in the second quarter of fiscal 2002, our ability to deliver TCS Systems has been questioned. To alleviate these market impediments, we have sought the assistance of certain corporations owned by the Government of Canada whose mandates focus on the development of export markets. These corporations can take the position as the prime contractor for a foreign contract, thus greatly increasing the security on the part of the customer. We believe that this approach could result in a Purchase and Sales Agreement and the implementation of a joint venture arrangement with respect to the production and marketing of products incorporating recycled rubber crumb with Puerto Rican interests with whom we signed a Memorandum of Understanding in the spring of 2001. Should a Canadian government owned corporation choose to intervene on our behalf for the potential sale of a TCS System to the Purto Rican interests, we would become the prime sub-contractor. We are of the opinion that our association with a corporation owned by the Government of Canada would satisfy the Puerto Rican financial institutions financial security concerns. While we are optimistic that the assistance of the Federal Government corporations may be obtained, the final decisions thereon are in the hands of these corporations and no assurances can be given that such assistance will actually materialize.

A similar approach is being attempted in an effort to conclude Purchase and Sales Agreements with Italian interests with whom we have been negotiating for several months. As with the Puerto Rican opportunity, our heretofore inability to provide financial security with respect to contract performance has appeared to be the primary stumbling block to consummating the agreement. We cannot provide any guarantees that any of the prospective customers which whom we have had discussions or negotiations will actually conclude an unconditional Purchase and Sales Agreement with us.

Although we had been approved to receive our research and development tax credits for the fiscal year ended June 30, 2001, the federal government agency, Canada Economic Development for Quebec Regions (CEDQR), having declared us in default with respect to the repayment terms under our loan under the Industrial Recovery Program for Southwest Montreal, seized the entire amount of the refund. The amount seized, Cdn$461,998 (approximately US$291,000) was approximately Cdn$252,000 (approximately US$158,800) in excess of the amounts then past due plus interest thereon. This unexpected seizure by CEDQR seriously damaged our liquidity and our ability to complete the final additions to the prototype TCS-1 to meet market demands, and to operate our TCS system producing and selling rubber crumb.

As previously reported, in an effort to generate cash flow and to demonstrate the viability of the TCS system and markets for rubber crumb, in the first half of Fiscal 2002 we converted our prototype TCS-1, located in Montreal, into a commercial recycling operation. Concurrent with the conversion, we negotiated supply contracts to take the output of the converted prototype TCS-1. While the quality of the rubber crumb produced by the TCS prototype met the expectations of our customers, the system configuration did not permit the production of such quantities of the finer mesh sizes demanded by these customers. Additional finishing equipment to obtain large quantities of finer mesh rubber crumb was required. Much of this was installed prior to the end of December but two additional pieces of equipment remain to be acquired and installed before the system configuration would fully respond to market demands. Lack of cash to acquire this equipment, largely due to the seizure of our research and development Tax Credit check by CEDQR, has meant that we have been unable to complete the final equipment installations and, to date, we have not recommenced tire recycling operations following the holiday season shutdown. As a result, we have been unable to deliver the quantities of rubber crumb requested by our customers.

During the second quarter of Fiscal 2002, our continuing weak financial position further eroded our ability to meet our financial obligations toward management and consultants. Historically, in such circumstances, we have issued stock to such persons in lieu of cash compensation. However, due to the low current market price of our common stock, such issuances in lieu of cash compensation would have required the issuance of very large numbers of shares. In an effort to conserve the number of shares available for issuance vis-a-vis our total share authorization of 250 million, and as a measure to protect the interests of our shareholders, we have deferred the issuance of shares to management and consultants with the expectation that our management and consultants will remain loyal and cooperative during this difficult period and that commercial success will afford us with sufficient cash flow to meet our obligations.

We have always been cognizant of the fact that any technological advantage has a limited lifespan and that it is necessary to employ all available resources to attempt to effect as rapid a penetration of the market as possible. Given our limited financial resources, this has required us to embark on a strategy of using partnerships and alliances to maximize our marketing effort and alleviate customer concerns. These partnerships and alliances were explained in the quarterly report for the period ended September 30, 2002 and continue to be in effect.

In February of 2001, we concluded a private financing with an investor group managed by a New York-based company. Under the terms of the Agreement, we had the contractual right to require the Investor to purchase up to US$5,000,000 of put notes. To date, we have drawn down US$750,000 of this amount. The initial $750,000 was provided in the form of a Convertible Note. In addition to the conversion feature, warrants were also issuable as a function of the actual amount of the funds drawn down by the Company. Under the terms of the Agreement, we were required to file and have declared effective a Registration Statement on Form SB-2 within 150 days of the Closing Date of the Agreement. As of June 25, 2001, the Company was in technical default for failing to have an effective Registration Statement on record with the SEC. We were unofficially advised of the default in mid-July 2001. We have maintained regular communications with the New York management company of the investor group and have been working with them to arrive at a mutually acceptable resolution. We are continuing to redraft the SB-2 Registration Statement in such a fashion as to address all of the questions and comments communicated to the Company by the SEC as a result of the first filing of the SB-2 Registration Statement. Corporate Counsel for the Company has indicated that the revised SB-2 will be completed shortly. It is possible that further modifications to the SB-2 may be required either as a result of additional questions and comments from the SEC, or as a result of negotiations with the investor group. Management cannot, at this point, predict with any reasonable degree of certainty, the ultimate outcome of negotiations with the investor group or whether the SB-2 Registration Statement, currently in revision, will ever become effective.

Because of the lengthy delay preceding the commencement of commercial operations, particularly with respect to the sale and manufacturing of TCS Systems, we have had to, and in the foreseeable near future, will be forced to continue to cover a substantial part of our overhead costs from sources other than revenues from operations. Typically, in the early stages of rubber crumb production our monthly overhead costs were approximately $100,000 per month, prior to any revenues generated from the sales of rubber crumb and from tire recycling subsidies. We anticipated these costs to be early stage offset by revenues from the sale of rubber crumb and tire recycling subsidies of between $60,000 and $75,000 per month. Since the shutdown during the holiday season, our monthly overhead costs have been reduced to approximately $35,000. However, rubber crumb is not being produced and thus there are no revenues to reduce the monthly overhead cost. We are unable to predict when rubber crumb operations and tire recycling subsidies will resume, or when the revenues therefrom will be adequate to cover monthly overhead costs.


Liquidity and Capital Resources

The activities of the Company, since its formation in 1987, and the inception of its current business in 1993 have been financed by sources other than operations. Such financing was principally provided by the sale of securities in private transactions and by additional capital investments by directors, officers and employees. During the six month period ended December 31, 2001, directors, officers, employees and consultants made direct cash investments into the Company for an amount of $421,342, of which the amount of $157,172 was invested during the second quarter of Fiscal 2002. During the Fiscal year ended June 30, 2001, direct cash investments made by the directors, officers, shareholders and consultants amounted to $950,713

As of December 31, 2001, the Company had total assets of $2,739,453 as compared to $3,297,211 at December 31, 2000 reflecting a decrease of $557,758, and a decrease of $332,792 versus total assets as of the last fiscal year end, June 30, 2001, which amounted to $3,072,245. Management attributes the decrease from December 31, 2000 to December 31, 2001 primarily to the following factors: (i) a decrease of $497,244 in Tax Credits Receivable from the balance as of December 31, 2000 in the amount of $640,242 to the December 30, 2001 balance of $142,998, and (ii) a decrease of $33,452 in Inventory from the balance as of December 31, 2000 in the amount of $105,829 to the December 31, 2001 balance of $72,377, and
(iii) a decrease of $26,900 in Sales Tax Receivable from the balance as of December 31, 2000 in the amount of $26,900 to the December 31, 2001 balance of zero, and (iv) a decrease of $81,138 in Property and Equipment from the balance as of December 31, 2000 in the amount of $2,190,422 to the December 31, 2001 balance of $2,109,284, and (v) an increase of $89,500 in an Investment from the zero balance as of December 31, 2000 to the December 31, 2001 balance of $89,500. Management attributes the decrease from June 30, 2001 to December 31, 2001 primarily to the following factors: (i) a decrease of $218,031 in Tax Credits Receivable from the balance as of June 30, 2001 in the amount of $361,029 to the December 31, 2001 balance of $142,998 and, (ii) a decrease of

$130,176 in Prepaid Expenses and Deposits from the balance as of June 30, 2001 in the amount of $436,253 to the December 31, 2001 balance of $306,077, and
(iii) a decrease of $47,350 in Sales Tax Receivable from the balance as of June 30, 2001 in the amount of $47,350 to the December 31, 2001 balance of zero, and
(iv) an increase of $89,500 in an Investment from the zero balance as of June 30, 2001 to the December 31, 2001 balance of $89,500.

As of December 31, 2001, the Company had total liabilities of $3,567,381 as compared to $3,432,342 at December 31, 2000, reflecting an increase of $135,039, and reflecting a decrease of $538,355 versus total liabilities as of the last fiscal year end, June 30, 2001, which total amounted to $4,105,736. The increase in total liabilities from December 31, 2000 to December 31, 2001 is primarily attributable to an increase of $935,556 in Convertible Securities offset by a decrease in Loans from Related Parties in the amount of $619,971. The decrease in total liabilities from June 30, 2001 to December 31, 2001 is primarily attributable to a decrease of $461,534 in Current Liabilities through the use of Government tax credits received during the six month period ended December 31, 2001, and to a decrease of $166,112 in Loans from Related Parties which was the result of conversions of debt obligations into common stock.

Reflecting the foregoing, the financial statements indicate that as at December 31, 2001, the Company had a working capital deficit (current assets minus current liabilities) of $847,355 compared to a working capital deficit of $286,486 as at December 31, 2000, reflecting an increase of $560,869. The working capital deficit of $847,355 as at December 31, 2001 compares to a working capital deficit of $1,014,882 as at June 30, 2001, reflecting a decrease of $167,527.

The financial statements which are included in this report reflect total operations and other expenses of $921,949 for the six month period ended December 31, 2001 versus $1,349,604 for the comparative six month period ended December 31, 2000, reflecting a decrease of $427,655. The primary reasons for this decrease relate to decreased personnel expenses, a decrease in the amount relating to foreign exchange losses and to a decrease in the amount recorded for Research and Development.


PART II:  OTHER INFORMATION

Item 1:
-------

          We are presently a party in the following legal proceedings:

IM2 Merchandising and Manufacturing, Inc and David B. Sinclair v. The Tirex Corporation, Tirex Corporation Canada, Inc., et al.

          The Plaintiffs, a Canadian resident and a Canadian corporation sued in the Delaware, U.S. Federal District Court claiming fraud, breach of contract, unjust enrichment and other allegations, that the alleged Defendants, which include Tirex Corporation Canada and The Tirex Corporation, jointly conspired to profit from their failure to comply with terms of a manufacturing agreement. The monetary demand of this complaint was unspecified. We were prepared to move to dismiss Plaintiffs' Complaint, but after consultations with the Plaintiffs' Attorneys, the Plaintiffs' withdrew this complaint voluntarily. Plaintiffs later filed a second action in the Chancery Court of Delaware alleging certain of the same allegations; fraud, breach of contract, unjust enrichment, breach of fiduciary duty and misrepresentation, but eliminated other counts including the securities fraud allegations. The Defendants in the State Court action are the same named in the Federal Court action, and again the monetary damages were unspecified. We moved to dismiss the State Court Chancery case alleging defective service of process and asserting that the Court had no jurisdiction over the Defendants in Delaware and for removal of the case to Canada based on forum non convenience and other considerations. Our motion was granted and the case dismissed.

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

          We moved to dismiss the case on various procedural grounds and in September 2000 the Court granted our motion based upon the lack of venue in Union County, New Jersey. A new action was instituted by Plaintiff in the Superior Court of New Jersey, Bergen County in April 2001 alleging similar claims as set forth in the previous action. We denied all of plaintiff's allegations. We believe we have valid defenses to all of Plaintiff's claims and the case is in the pretrial discovery stage, with the Court recently ordering that the Plaintiff provide additional documents and that all depositions be taken within ninety days.

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

Tri-Steel Industries Inc. v. The Tirex Corporation
          Our landlord Tri-Steel Industries Inc. instituted an action against us, and our subsidiaries Tirex Canada and Tirex Canada R & D Inc., on or about June 22, 2001 for arrears of rent in the amount of Canadian$230,050 (approximately US$144,932 using a 63(cent) exchange rate). Since instituting the action, the amount of arrears has risen to approximately Cdn$373,831 (approximately US$235,514 using a 63(cent) exchange rate). Management has continued to have substantial and harmonious dialogue with the landlord, and the latter continues to demonstrate patience and understanding of the Company's liquidity difficulties, through his continuing to defer the exercise of the rights and remedies available.

          No director, officer, or affiliate of the Company, or any associate of any of them, is a party to or has a material interest in any proceeding adverse to us.

Item 2: - Changes in Securities and Use of Proceeds
---------------------------------------------------

Share Issuance Continuity Schedule

          ---------------------------------------------------------------------------------------
          Shares issued and outstanding as of June 30, 2001                           176,366,408



          ---------------------------------------------------------------------------------------
          Issued during First Quarter- Fiscal 2002, as reported       20,997,426



          ---------------------------------------------------------------------------------------
          Issued during Second Quarter - Fiscal 2002                           0



          ---------------------------------------------------------------------------------------
          Issued from January 1,  2002 to 10-QSB report date                   0



          ---------------------------------------------------------------------------------------
          Total Issuances during current Fiscal Year                  20,997,426       20,997,426
                                                                     -----------      -----------


          ---------------------------------------------------------------------------------------
          Total Outstanding as of February 15, 2002                                   197,363,834
                                                                                      ===========


          ---------------------------------------------------------------------------------------

With respect to sales and other issuances of restricted securities, which Registrant claims to have been exempt from the registration requirements of
Section 5 of the Securities Act by reason of Section 4(2) thereof:

(i) Registrant did not engage in general advertising or general solicitation and paid no commission or similar remuneration, directly or indirectly, with respect to such transactions.

(ii) The persons who acquired restricted securities were executive officers and directors, employees or consultants of the Registrant, all of whom are sophisticated investors; Such persons had continuing access to all relevant information concerning the Registrant and/or have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of such investment and are able to bear the economic risk thereof.

(iii) The persons who acquired restricted securities advised Registrant that the Shares were purchased for investment and without a view to their resale or distribution unless subsequently registered and acknowledged that they were aware of the restrictions on resale of the Shares absent subsequent registration and that an appropriate legend would be placed on the certificates evidencing the Shares reciting the absence of their registration under the Securities Act and referring to the restrictions on their transferability and resale.

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

As indicated above, In February of 2001, we concluded a private financing with an investor group managed by a New York-based company. Under the terms of the Agreement, we had the contractual right to require the Investor to purchase up to US$5,000,000 of put notes. To date, we have drawn down US$750,000 of this amount. The initial $750,000 was provided in the form of a Convertible Note. In addition to the conversion feature, warrants were also issuable as a function of the actual amount of the funds drawn down by the Company. Under the terms of the Agreement, we were required to file and have declared effective a Registration

Statement on Form SB-2 within 150 days of the Closing Date of the Agreement. As of June 25, 2001, the Company was in technical default for failing to have an effective Registration Statement on record with the SEC. We were unofficially advised of the default in mid-July 2001. We have maintained regular communications with the New York management company of the investor group and have been working with them to arrive at a mutually acceptable resolution. We continuing to redraft the SB-2 Registration Statement in such a fashion as to address all of the questions and comments communicated to the Company by the SEC as a result of the first filing of the SB-2 Registration Statement. Corporate Counsel for the Company has indicated that the revised SB-2 will be completed shortly. It is possible that further modifications to the SB-2 may be required either as a result of additional questions and comments from the SEC, or as a result of negotiations with the investor group. Management cannot, at this point, predict with any reasonable degree of certainty, the ultimate outcome of negotiations with the investor group or whether the SB-2 Registration Statement, currently in revision, will ever become effective.

Item 4 -  Submission of Matters to a Vote of Security Holders

No matters have been submitted to the Company's shareholders for vote during Fiscal 2002 to date.

Item 6 -  Exhibits and Reports on Form 8-K

Exhibits

No exhibits are being filed as a part of this Report.

Form 8-K

No reports on Form 8-K were filed during the quarterly period ended December 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE TIREX CORPORATION

Date: February 15, 2001                By /s/ JOHN L. THRESHIE, JR.
                                          --------------------------------------
                                          John L. Threshie, Jr. President


Date: February 15, 2001                By /s/ MICHAEL ASH
                                          --------------------------------------
                                          Michael Ash, Treasurer and
                                          Chief Accounting and Financial Officer