Form 10QSB
period 2002-03-31
TIREX CORP
filed 2002-05-15
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding for each of the issuer's classes of common equity, as of May 10, 2002: 216,808,072 shares

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                              The Tirex Corporation
                          (A Development Stage Company)



                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I -  FINANCIAL INFORMATION

Item 1 -  Financial Statements (Unaudited)

          The Tirex Corporation and Subsidiaries
           Consolidated Balance Sheets as of
            March 31, 2002 and June 30, 2001...............................

          Consolidated Statements of Operations
           for the three and nine month periods
            ended March 31, 2002 and 2001..................................

          Consolidated Statements of Cash Flows
           for the three and nine month periods
            ended March 31, 2002 and 2001..................................

          Notes to Financial Statements (Unaudited)........................

Item 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................

PART II B OTHER INFORMATION

Item 1 -  Legal Proceedings................................................
Item 2 -  Changes in Securities and Use of Proceeds........................
Item 3 -  Defaults Upon Senior Securities..................................
Item 4 -  Submission of Matters
          to a Vote of Security Holders....................................
Item 6 -  Exhibits and Reports on Form 8-K.................................

The financial statements are unaudited. However, pursuant to SEC requirements, the consolidated financial statements have been reviewed by the Company's independent auditor. Readers are cautioned that a review engagement does not constitute an audit. Management of registrant believes that all necessary adjustments, including normal recurring adjustments, have been reflected to present fairly the financial position of registrant at March 31, 2002 and the results of its operations and changes in its cash position for the three and nine month periods ended March 31, 2002 and 2001 and for the period from inception of operations (March 26, 1993).

FINANCIAL STATEMENTS ARE INSERTED HERE

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of significant factors, which have affected the Company's financial position and operations during the nine-month period ended March 31, 2002. This discussion also includes events which occurred subsequent to the end of the last quarter and contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)","believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

Results of Operations

We have deferred the re-starting of rubber crumb production operations at our Montreal facility following the Christmas 2001 period shutdown due to the lack of working capital. In addition research and development efforts have been hampered. The Company's financial instability, low share price and general nervousness in the stock market with respect to technology stocks has made the securing of the required capital a very difficult task.

With a view to minimizing the dilutive effect of securing the necessary working capital through issuances of capital stock, we attempted to secure the necessary funds from public and private sources in the form of loans, such as a bank credit line secured by a government-backed loan guarantee and supported operations by estimated research and development tax credits for our current fiscal year actually in progress. We have had several meetings with a major Canadian bank and have secured a commitment to establish a line of credit conditional upon our being able to obtain government-backed loan guarantees. Consultants engaged by us initiated contact with the appropriate Quebec Government agency and the first face-to-face meeting involving Management took place on April 9, 2002. While we have a good track record with this Quebec Government agency with respect to the two previous occasions when we availed ourselves to their Loan Guarantee Program, this by itself does not provide any assurance that the Loan Guarantee will be available this time and that the bank line of credit will be activated.

Customer concerns with respect to the effectiveness of our TCS Technology and its long-term performance, combined with the capital cost of buying such a system, has resulted in a lack of Purchase and Sales Agreements. In the absence of contractual performance guarantees or bonds, which we have heretofore been unable to supply, customers have consistently deferred the conclusion of Purchase and Sales Agreements. With our deteriorating liquidity position in the second and third quarters of fiscal 2002, our ability to deliver TCS Systems has been questioned.

To alleviate these market impediments, in collaboration with a major international insurance brokerage and risk management company, we are currently seeking the assistance of certain corporations owned by the Government of Canada whose mandates focus on the development of export markets. These corporations can provide performance guarantees, which we believe could be satisfactory to our customers and thus establish the conditions necessary for us to conclude our first sale. We have been notified that one of these federal government corporations would be willing to participate in a performance guarantee provided that another guarantor would also commit for a like amount. Management and our consultants are currently attempting to find such other guarantor. Once we have concluded our first Purchase and Sales Agreement backed by a performance guarantee, we believe that this approach could result in additional Purchase and Sales Agreements with other customers. However, there can be no assurance that we will be successful in obtaining a performance guarantee or that it will ever be made available to our potential customers. Furthermore, although we believe that the performance guarantee being sought will allay customer concerns, there can be no assurance that the strength of the guarantee will, in fact, be adequate for this end.

As a further measure to allay customer concerns and to provide additional incentive to those Government of Canada corporations to provide the requisite loan guarantees, we initiated discussions with a large, Canadian-based, international engineering construction company with a view to establishing a working relationship similar to the one we have already established with Simpro for the European market. Based on a first possible installation for Puerto Rico, we received a letter from this engineering construction company offering their services to set up a turnkey facility for our potential Puerto Rican customer. We believe that their offer of service is reasonable and can provide the basis for a longer-term relationship between our companies. This engineering construction company is a multi-disciplined firm, which has been in existence for over thirty years, has undertaken over 3000 projects in approximately forty countries and currently has operating centers in five countries above and beyond their Quebec-based headquarters.

In the event that we secure satisfactory performance guarantees and conclude a Purchase and Sales Agreement with the Puerto Rican interests referred to earlier, then following the commissioning of the System in Puerto Rico, we intend to proceed to implement a joint venture arrangement with respect to the production and marketing of products incorporating recycled rubber crumb, in accordance with the Memorandum of Understanding signed in the spring of 2001. We estimate the timing of such implementation at approximately one year from the date the signing of the Purchase and Sales Agreement. We cannot, however, provide any assurance that the implementation of a joint venture manufacturing operation with these Puerto Rican interests will, in fact, ever be realized.

Management and its consultants and market development partners have identified numerous potential customers with whom there is a potential to sign Purchase and Sales Agreements if a performance guarantee was in place. These include several opportunities in Central and South America as well as in the Caribbean and in Europe. We are of the opinion, however, that most, if not all of these opportunities depend on the performance guarantee. Furthermore, some of these possible customers may not have the required human and financial resources nor experience in the recycling industry to be able to effectively put together a development project involving the TCS technology. Thus, these additional possible sales should be viewed as speculative, and we cannot provide any guarantees that any of the prospective customers which whom we have had discussions or negotiations will actually conclude an unconditional Purchase and Sales Agreement with us.

As reported in our previous quarterly report, in an effort to generate cash flow and to demonstrate the viability of the TCS system and markets for rubber crumb, we converted our prototype TCS-1, located in Montreal, into a commercial recycling operation in the first half of Fiscal 2002. Concurrent with the conversion, we negotiated supply contracts to take the output of the converted prototype TCS-1. While the quality of the rubber crumb produced by the TCS prototype met the expectations of our customers, the system configuration did not permit the production of such quantities of the finer mesh sizes demanded by these customers. Additional finishing equipment to obtain large quantities of finer mesh rubber crumb was required. Much of this was also installed prior to the end of December but two additional pieces of equipment remained to be acquired and installed before the system configuration would fully respond to market demands. Our inability so far to secure the necessary working capital to acquire this equipment, has meant that we have been unable to complete the final equipment installations and to re-engage rubber crumb production operations. As a result, we have been unable to deliver the quantities of rubber crumb requested by our customers. In the event that a sufficiently large bank Line of Credit supported by a Loan Guarantee can be established, as referred to above, we intend to use part of the available funds to complete modifications to the TCS-1 and re-engage rubber crumb manufacturing operations.

During the second and third quarters of Fiscal 2002, our continuing weak financial position further eroded our ability to meet our financial obligations toward management and consultants. Historically, in such circumstances, we have issued stock to such persons in lieu of cash compensation. However, due to the low current market price of our common stock, such issuances in lieu of cash compensation would have required the issuance of very large numbers of shares.

In an effort to conserve the number of shares available for issuance vis-a-vis our total share authorization of 250 million, and as a measure to protect the interests of our shareholders, we deferred throughout both quarters the issuance of shares to management and consultants. An issuance was undertaken in April of 2002 with respect of such persons for approximately one-quarter of the number of shares which would ordinarily been issuable. Management hopes that our staff and consultants will continue to demonstrate their loyalty and commitment during this difficult period and that commercial success will afford us with sufficient cash flow to meet our obligations.

We have always been cognizant of the fact that any technological advantage has a limited lifespan and that it is necessary to employ all available resources to attempt to effect as rapid a penetration of the market as possible. Given our limited financial resources, this has required us to embark on a strategy of using partnerships and alliances to maximize our marketing effort and alleviate customer concerns. Beyond those alliances previously noted, which continue to be in effect, the Company has negotiated and continues to negotiate new alliances to cover regions such as Central and South America as well as the Caribbean.

As previously reported, in February of 2001, we concluded a private financing with an investor group managed by a New York-based company. Under the terms of the Agreement, we had the contractual right to require the Investor Group to invest up to US$5,000,000 in the Company. We drew down US$750,000 of this amount in the form of a Convertible Note. In addition to the conversion feature, warrants were also issuable as a function of the actual amount of the funds drawn down by the Company. Under the terms of the Agreement, we were required to file and have declared effective a Registration Statement on Form SB-2 within 150 days of the Closing Date of the Agreement. As of June 25, 2001, the Company was in technical default for failing to have an effective Registration Statement on record with the U.S. Securities and Exchange Commission (the "SEC"). We were unofficially advised of the default in mid-July 2001. We maintained regular communications with the New York management company representing the investor group and worked with them to arrive at a mutually acceptable Settlement Agreement. A Settlement Agreement was concluded in late April of 2002, following the period covered by this report, and is attached as an exhibit to this Report.

Regardless of the Settlement Agreement, we are continuing to redraft the SB-2 Registration Statement in such a fashion as to address all of the questions and comments communicated to us by the SEC as a result of the first filing of the SB-2 Registration Statement. While clearly the document will now require additional modifications, this filing is being pursued to answer SEC questions not only about the Year 2001 filing but also with respect to the SB-2 filing of 1998 which had been withdrawn prior to the Company's having answered all of the

SEC questions at that time. Management believes that the completion of the current SB-2 filing will be beneficial to its relations with the SEC and with our shareholders. Corporate Counsel for the Company has indicated that a revised SB-2 will be completed in the near future. It is possible that further modifications to the SB-2 may be required should the SEC have additional questions requiring responses. We cannot predict with any reasonable degree of certainty at this point, whether the SB-2 Registration Statement, currently in revision, will ever become effective.

Because of the lengthy delay preceding the commencement of commercial operations, particularly with respect to the sale and manufacturing of TCS Systems, we have had to, and in the foreseeable near future, will be forced to continue to cover a substantial part of our overhead costs from sources other than revenues from operations. Typically, in the early stages of rubber crumb production our monthly overhead costs were approximately $100,000 per month, prior to any revenues generated from the sales of rubber crumb and from tire recycling subsidies. We anticipated these costs to be offset by early stage revenues from the sale of rubber crumb and tire recycling subsidies of between $60,000 and $75,000 per month. Since the shutdown during the holiday season, our monthly overhead costs have been reduced to approximately $35,000. However, rubber crumb is not being produced and thus there are no revenues to reduce the monthly overhead cost. We are unable to predict when rubber crumb operations and tire recycling subsidies will resume, or when the revenues therefrom will be adequate to cover monthly overhead costs.


Liquidity and Capital Resources

The activities of the Company, since its formation in 1987, and the inception of its current business in 1993 have been financed by sources other than operations. Such financing was principally provided by the sale of securities in private transactions and by additional capital investments by directors, officers and employees. During the nine month period ended March 31, 2002, directors, officers, employees and consultants made direct cash investments into the Company for an amount of $529,566, of which the amount of $108,224 was invested during the third quarter of Fiscal 2002. During the Fiscal year ended June 30, 2001, direct cash investments made by the directors, officers, shareholders and consultants amounted to $950,713.

As of March 31, 2002, the Company had total assets of $2,727,001 as compared to $3,208,452 at March 31, 2001 reflecting a decrease of $481,451, and a decrease of $345,244 versus total assets as of the last fiscal year end, June 30, 2001, which amounted to $3,072,245. Management attributes the decrease from March 31, 2001 to March 31, 2002 primarily to the following factors: (i) a decrease of $230,123 in Tax Credits Receivable from the balance as of March 31, 2001 in the amount of $400,568 to the March 31, 2002 balance of $170,445, and (ii) a decrease of $28,341 in Inventory (Inventory is surplus equipment held for resale) from the balance as of March 31, 2001 in the amount of $100,654 to the March 31, 2002 balance of $72,313, and (iii) a decrease of $22,445 in Sales Tax Receivable from the balance as of March 31, 2001 in the amount of $22,445 to the March 31, 2002 balance of zero, and (iv) a decrease of $82,102 in Property and Equipment from the balance as of March 31, 2001 in the amount of $2,177,759 to the March 31, 2002 balance of $2,095,657, and (v) a decrease of $195,750 in Prepaid expenses and deposits from the balance as of March 31, 2001 in the amount of $477,462 to the March 31, 2002 balance of $281,212, and (vi) an increase of $89,500 in an Investment from the zero balance as of March 31, 2001 to the March 31, 2002 balance of $89,500. Management attributes the decrease from June 30, 2001 to March 31, 2002 primarily to the following factors: (i) a decrease of $190,584 in Tax Credits Receivable from the balance as of June 30, 2001 in the amount of $361,029 to the March 31, 2002 balance of $170,445 and,
(ii) a decrease of $154,541 in Prepaid Expenses and Deposits from the balance as of June 30, 2001 in the amount of $436,253 to the March 31, 2002 balance of $281,712, and (iii) a decrease of $47,350 in Sales Tax Receivable from the balance as of June 30, 2001 in the amount of $47,350 to the March 31, 2002 balance of zero, and (iv) an increase of $89,500 in an Investment from the zero balance as of June 30, 2001 to the December 31, 2001 balance of $89,500.

As of March 31, 2002, the Company had total liabilities of $3,884,062 as compared to $3,388,635 at March 31, 2001, reflecting an increase of $495,427, and reflecting a decrease of $221,674 versus total liabilities as of the last fiscal year end, June 30, 2001, which total amounted to $4,105,736. The increase in total liabilities from March 31, 2001 to March 31, 2002 is attributable to an increase of $343,503 in Loans from related parties and to an increase of $454,382 in Accounts payable and accrued liabilities offset by a decrease in Government loans in the amount of $348,417. The decrease in total liabilities from June 30, 2001 to March 31, 2002 is primarily attributable to a decrease of $269,373 in Government loans through the use of Government tax credits received during the nine month period ended March 31, 2002.

Reflecting the foregoing, the financial statements indicate that as at March 31, 2002, the Company had a working capital deficit (current assets minus current liabilities) of $943,876 compared to a working capital deficit of $243,432 as at March 31, 2001, reflecting an increase of $700,444. The working capital deficit of $943,876 as at March 31, 2002 compares to a working capital deficit of $1,014,882 as at June 30, 2001, reflecting a decrease of $71,006.

The financial statements which are included in this report reflect total operations and other expenses of $1,280,433 for the nine month period ended March 31, 2002 versus $2,543,919 for the comparative nine month period ended

March 31, 2001, reflecting a decrease of $1,263,486. The primary reasons for this decrease relate to decreased personnel expenses and to a decrease in the amount recorded for Research and Development.


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

         Subsequently, on or about April 25, 2001, the Plaintiffs instituted a lawsuit in Superior Court, judicial district of Montreal alleging breach of contract and claims damages of Cdn$794,690 (approximately US$508,600) representing expenses and an additional Cdn$5,411,158 (approximately US$1,874,000) in loss of profits. We have filed a detailed answer denying all liability, stating further that Plaintiffs failed to comply with their obligations. We believe we have meritorious defenses to all of the Plaintiffs' claims. The action is still pending.

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

         We moved to dismiss the case on various procedural grounds and in September 2000 the Court granted our motion based upon the lack of venue in Union County, New Jersey. A new action was instituted by Plaintiff in the Superior Court of New Jersey, Bergen County in April 2001 alleging similar claims as set forth in the previous action. We denied all of plaintiff's allegations. We believe we have valid defenses to all of Plaintiff's claims and the case is still in the pretrial discovery stage.

Lefebvre Freres Limited v. The Tirex Corporation
         Lefebvre Freres Limited instituted an action against us on August 13, 2001 in the Superior Court, judicial district of Montreal claiming Cdn$98,513 (approximately US$63,000) is due and owing for the manufacture and delivery of car tire disintegrators. We are preparing a defense and cross claim against Plaintiff as the product delivered was defective and we believe we are entitled to a reimbursement of sums paid. The action is still pending.

Tri-Steel Industries Inc. v. The Tirex Corporation
         Our landlord Tri-Steel Industries Inc. instituted an action against us, and our subsidiaries Tirex Canada and Tirex Canada R & D Inc., on or about June 22, 2001 for arrears of rent in the amount of Canadian$230,050 (approximately US$144,932 using a 634 exchange rate). At March 31, 2002 the Company was in arrears in the payment of rent in the amount of US$323,019. Management has continued to have substantial and harmonious dialogue with the landlord, and the latter continues to demonstrate patience and understanding of the Company's liquidity difficulties, through his continuing to defer the exercise of the rights and remedies available.

         No director, officer, or affiliate of the Company, or any associate of any of them, is a party to or has a material interest in any proceeding adverse to us.

Item 2: - Changes in Securities and Use of Proceeds
---------------------------------------------------

Share Issuance Continuity Schedule

--------------------------------------------------------------------------------
Shares issued as of June 30, 2001                                    176,366,408
--------------------------------------------------------------------------------
Shares issued First Quarter of Fiscal 2002, as       20,997,426
reported
--------------------------------------------------------------------------------
Shares issued Second Quarter of Fiscal 2002, as               0
reported
--------------------------------------------------------------------------------
Shares issued Third Quarter of Fiscal 2002, as                0
reported
--------------------------------------------------------------------------------
Shares issued subsequent to Third Quarter            19,444,238
--------------------------------------------------------------------------------
Total Shares outstanding as of May 10, 2002                          216,808,072
--------------------------------------------------------------------------------

Share Issuance in April 2002 by nature of expense

--------------------------------------------------------------------------------
Nature of Expense                     Restricted     Unrestricted        Total
-----------------                     ----------     ------------        -----
--------------------------------------------------------------------------------
In lieu of salaries, bonuses and          54,000       6,750,000       6,804,000
expenses
--------------------------------------------------------------------------------
Consulting Agreements                  1,000,000       3,390,238       4,390,238
--------------------------------------------------------------------------------
Professional Fees                                      4,250,000       4,250,000
--------------------------------------------------------------------------------
Loans                                  1,750,000                       1,750 000
--------------------------------------------------------------------------------
Expenses                                               2,250,000       2,250,000
--------------------------------------------------------------------------------
TOTAL                                  2,804,000      16,640,238      19,444,238
--------------------------------------------------------------------------------

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

(ii) Except as noted following, the persons who acquired restricted securities were executive officers and directors, employees or consultants of the Registrant. Restricted shares numbering 1,750,000 in total were issued to six different persons who made loans to the Company. An additional 1,000,000 restricted shares were issued to a consultant under the terms of his consulting contract and a total of 54,000 restricted shares were issued to fourteen employees (no directors or officers) as bonuses applicable to their efforts in Calendar 2001. With the exception of the fourteen employees who received a total of 54,000 restricted shares at no cost, all of the other persons to whom restricted shares were issued are sophisticated investors; such persons had continuing access to all relevant information concerning the Registrant and/or have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of such investment and are able to bear the economic risk thereof.

(iii) The persons who acquired restricted securities for cash or under consulting agreements advised Registrant that the Shares were purchased for investment and without a view to their resale or distribution unless subsequently registered and acknowledged that they were aware of the restrictions on resale of the Shares absent subsequent registration and that an appropriate legend would be placed on the certificates evidencing the Shares reciting the absence of their registration under the Securities Act and referring to the restrictions on their transferability and resale. The fourteen employees who received a total of 54,000 restricted shares were advised as to the implications of restricted stock, including trading restrictions, the legal requirements for them to acquire trading rights and of the implications of the Restrictive Legend affixed to their certificates.

Item 3 - Defaults Upon Senior Securities

During 1998, the Company issued an aggregate of $535,000 of two (2) year convertible, subordinated debentures bearing interest at the rate of 10%. Interest thereon was due and payable semi-annually commencing six months from the date of issuance. All debentures have either been converted or repaid, except for debentures in the principal amount of US$55,000, which remain outstanding and on which principal and interest, which has accrued since the issuance of the debentures, are now due. On debentures converted subsequent to December 1999, interest was capitalized and converted to equity. The conversion option on the outstanding debentures has lapsed.

As indicated above, In February of 2001, we concluded a private financing with an investor group managed by a New York-based company. Under the terms of the Agreement, we had the contractual right to require the Investor to purchase up to US$5,000,000 of put notes. To date, we have drawn down US$750,000 of this amount. The initial $750,000 was provided in the form of Convertible Notes. In addition to the conversion feature, warrants were also issuable as a function of the actual amount of the funds drawn down by the Company. Under the terms of the Agreement, we were required to file and have declared effective a Registration Statement on Form SB-2 within 150 days of the Closing Date of the Agreement. As of June 25, 2001, the Company was in technical default for failing to have an effective Registration Statement on record with the U.S. Securities and Exchange Commission (the "SEC"). We were unofficially advised of the default in mid-July 2001. We maintained regular communications with the New York management company of the investor group and worked with them to arrive at a mutually acceptable resolution. A Settlement Agreement was reached in April 2002, subsequent to the period covered by this report. The Settlement Agreement is attached as an Exhibit to this report.

Despite having concluded a Settlement Agreement with the Investor Group, we are continuing to redraft the SB-2 Registration Statement, with appropriate changes to reflect the new circumstances occasioned by the Settlement Agreement, in such a fashion as to address all of the questions and comments communicated to the Company by the SEC as a result of the first filing of the SB-2 Registration Statement, as well as questions and comments which had remained unanswered from the 1998 SB-2 filing which was withdrawn. Corporate Counsel for the Company is continuing to work on the revised SB-2 and has informed Management that they expect to complete this task as soon as possible. It is possible that further modifications to the SB-2 may be required as a result of additional questions and comments which could come from the SEC. Management cannot, at this point, predict with any reasonable degree of certainty whether the SB-2 Registration Statement, currently in revision, will ever become effective.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters have been submitted to the Company's shareholders for vote during Fiscal 2002 to date.

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

Exhibit 1.        Settlement Agreement

Form 8-K

No reports on Form 8-K were filed during the quarterly period ended March 31, 2002.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE TIREX CORPORATION

Date: May 15, 2002                     By /s/ JOHN L. THRESHIE, JR.
                                          --------------------------------------
                                          John L. Threshie, Jr. President


Date: May 15, 2002                     By /s/ MICHAEL ASH
                                          --------------------------------------
                                          Michael Ash, Treasurer and
                                          Chief Accounting and Financial Officer