Form 10QSB/A
period 2002-03-31
TIREX CORP
filed 2002-05-16
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                               (Amendment No. 1)

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



                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I -  FINANCIAL INFORMATION

Item 1 -  Financial Statements (Unaudited)

          The Tirex Corporation and Subsidiaries
           Consolidated Balance Sheets as of
            March 31, 2002 and June 30, 2001...............................  2

          Consolidated Statements of Operations
           for the three and nine month periods
            ended March 31, 2002 and 2001..................................  3

          Consolidated Statements of Cash Flows
           for the three and nine month periods
            ended March 31, 2002 and 2001..................................  4

          Notes to Financial Statements (Unaudited)........................  6

Item 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................... 17

PART II B OTHER INFORMATION

Item 1 -  Legal Proceedings................................................ 23
Item 2 -  Changes in Securities and Use of Proceeds........................ 25
Item 3 -  Defaults Upon Senior Securities.................................. 26
Item 4 -  Submission of Matters
          to a Vote of Security Holders.................................... 27
Item 6 -  Exhibits and Reports on Form 8-K................................. 27

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


                                 MARCH 31, 2002

                                     THE TIREX CORPORATION
                                  A DEVELOPMENT STAGE COMPANY

                                  CONSOLIDATED BALANCE SHEET
                                     AS AT MARCH 31, 2002

                      ---------------------------------------------------


                                                                  (Unaudited)      (Audited)
                                                                    March 31,       June 30,
                                                                      2002            2001
                                                                  ------------    ------------

                                            ASSETS
                                            ------

Current Assets
  Cash and cash equivalents                                       $     -1,343    $      1,356
  Accounts receivable                                                    1,623              --
  Notes receivable                                                      17,093          13,342
  Sales taxes receivable                                                    --          47,350
  Inventory                                                             72,313          75,959
  Research and Experimental Development tax credits receivable         170,445         361,029
  Prepaid expenses and deposits                                         72,712         126,639
                                                                  ------------    ------------
                                                                       332,844         625,675

Property and equipment, at cost, net of
  accumulated depreciation of $239,393                               2,095,657       2,136,956
                                                                  ------------    ------------

Other assets
  Investment, at cost                                                   89,500              --
  Prepaid expenses and deposits                                        209,000         309,614
                                                                  ------------    ------------
                                                                       298,500         309,614
                                                                  ------------    ------------


                                                                  $  2,727,001    $  3,072,245
                                                                  ============    ============


                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                        ----------------------------------------------

Current Liabilities
  Accounts payable and accrued liabilties                         $  1,254,273    $  1,259,446
  Current portion of long-term debt                                     22,447         381,111
                                                                  ------------    ------------
                                                                     1,276,720       1,640,557

Other liabilities
  Long-term deposits and notes                                         217,500         217,500
  Government loans (net of current)                                    169,791          80,500
  Capital lease obligations (net of current)                            26,960          26,960
  Convertible notes                                                    750,000         750,000
  Convertible note                                                     185,556         185,556
  Loans from related parties                                         1,257,535       1,204,663
                                                                  ------------    ------------
                                                                     2,607,342       2,465,179
                                                                  ------------    ------------

                                                                     3,884,062       4,105,736
                                                                  ------------    ------------
Stockholders' Equity (Deficit)
  Common stock,  $.001 par value, authorized
   250,000,000 shares, issued and outstanding
   197,363,834 shares (June 30, 2001 - 176,366,408 shares)             197,364         176,366
  Additional paid-in capital                                        23,709,525      22,592,701
  Deficit accumulated during the development stage                 (24,904,900)    (23,622,329)
  Unrealized gain (loss) on foreign exchange                          (159,049)       (180,229)
                                                                  ------------    ------------
                                                                    (1,157,061)     (1,033,491)
                                                                  ------------    ------------


                                                                  $  2,727,001    $  3,072,245
                                                                  ============    ============

                                                       THE TIREX CORPORATION
                                                    A DEVELOPMENT STAGE COMPANY

                                   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                              --------------------------------------
                                                            (Unaudited)

                                                     Three months ended                Nine months ended
                                                          March 31                          March 31              Cumulative from
                                               ------------------------------    ------------------------------  March 26, 1993 to
                                                    2002             2001             2002             2001        March 31, 2002
                                               -------------    -------------    -------------    -------------    -------------

Revenues                                       $          --    $          --    $       1,424    $          --    $   1,326,997

Cost of Sales                                             --               --              854               --        1,018,948

                                               -------------    -------------    -------------    -------------    -------------

Gross profit                                              --               --              570               --          308,049
                                               -------------    -------------    -------------    -------------    -------------

Operations
  General and administrative                         198,665          745,338          797,219        1,587,847       10,243,211
  Depreciation and amortization                       13,627           68,071           41,299          100,430          328,700
  Research and development                           120,791          359,282          362,805          792,487       13,012,194
                                               -------------    -------------    -------------    -------------    -------------

Total Expense                                        333,083        1,172,691        1,201,323        2,480,764       23,584,105
                                               -------------    -------------    -------------    -------------    -------------

Loss before other expenses (income)                 (333,083)      (1,172,691)      (1,200,753)      (2,480,764)     (23,276,056)
                                               -------------    -------------    -------------    -------------    -------------

Other expenses (income)
  Interest expense                                    25,401           21,623           79,680           63,155          514,962
  Interest income                                         --               --               --               --          (45,443)
  Income from stock options                               --               --               --               --          (10,855)
  Loss on disposal of equipment                           --               --               --               --            4,549
                                               -------------    -------------    -------------    -------------    -------------

                                                      25,401           21,623           79,680           63,155          463,213
                                               -------------    -------------    -------------    -------------    -------------

Net loss                                            (358,484)      (1,194,314)      (1,280,433)      (2,543,919)     (23,739,269)
                                               -------------    -------------    -------------    -------------    -------------

Other comprehensive loss
  Loss (gain) on foreign exchange                        175          (67,773)           2,139            9,869          108,275
                                               -------------    -------------    -------------    -------------    -------------


Net loss and comprehensive loss                $    (358,659)   $  (1,126,541)   $  (1,282,572)   $  (2,553,788)   $ (23,847,544)
                                               =============    =============    =============    =============    =============

Basic and Diluted net loss and comprehensive
  loss per common share                            $(0.00)         $(0.01)          $(0.01)          $(0.02)          $(0.53)
                                               =============    =============    =============    =============    =============

Weighted average shares of common
  stock outstanding                              192,114,478      163,831,175      192,114,478      163,831,175       45,069,514
                                               =============    =============    =============    =============    =============

                                                        THE TIREX CORPORATION
                                                     A DEVELOPMENT STAGE COMPANY

                                                CONSOLIDATED STATEMENT OF CASH FLOWS

                                      ---------------------------------------------------------

                                                             (Unaudited)


                                                            Three months ended              Nine months ended
                                                                 March 31                       March 31            Cumulative from
                                                       ----------------------------   ---------------------------- March 26, 1993 to
                                                           2002            2001           2002            2001       March 31, 2002
                                                       ------------    ------------   ------------    ------------    ------------

Cash flows from operating activities:

   Net  loss                                           $   (358,659)   $ (1,126,541)  $ (1,282,572)   $ (2,553,788)   $(23,847,544)
                                                       ------------    ------------   ------------    ------------    ------------

   Adjustments to reconcile net loss to net cash
     used in operating activities:
   Depreciation and amortization                             13,627          68,071         41,299         100,430         327,448
   (Gain) loss on disposal and abandonment of assets             --              --             --           2,309         (25,153)
   Stock issued in exchange for interest                         --              --             --              --         169,142
   Stock issued in exchange for services and expenses            --         444,235        367,273       1,881,357      10,565,670
   Stock options issued in exchange for services                 --              --             --          15,966       3,083,390
   Unrealized (loss) gain on foreign exchange                 1,953         (49,213)        21,180         (65,653)       (159,069)

Changes in assets and liabilities:
   (Increase) decrease in:
   Account receivable                                             2              --         (1,623)             --          (1,109)
   Inventory                                                     64           5,175          3,646           9,307         (72,313)
   Sales tax receivable                                          --           4,455         47,350          (3,157)        (35,565)
   Research and experimental development tax credits
     receivable                                             (27,447)        239,674        190,584        (165,021)       (170,445)
   Other assets                                              24,365        (166,597)       154,541        (150,570)       (291,832)
   (Decrease) increase in :
   Accounts payables and accrued liabilities                100,788        (199,253)         7,201        (387,820)      1,583,980
   Accrued salaries                                              --              --        (12,374)             --         186,824
   Due to stockholders                                           --              --             --              --           5,000
                                                       ------------    ------------   ------------    ------------    ------------

Net cash used in operating activities                      (245,307)       (779,994)      (463,495)     (1,316,640)     (8,681,576)
                                                       ------------    ------------   ------------    ------------    ------------

Cash flow from investing activities:
   Decrease (Increase) in notes receivable                       15          (5,144)        (3,751)        112,789        (255,259)
   Reduction in notes receivable                                 --              --             --              --         237,652
   Investment                                                    --              --        (89,500)             --         (89,500)
   Equipment                                                     --              --             --              --        (321,567)
   Equipment assembly costs                                      --              --             --              --      (1,999,801)
   Organization cost                                             --              --             --              --           6,700
   Reduction in security deposit                                 --              --             --              --          (1,542)
                                                       ------------    ------------   ------------    ------------    ------------

Net cash used in investing activities                            15          (5,144)       (93,251)        112,789      (2,423,317)
                                                       ------------    ------------   ------------    ------------    ------------

Cash flow from financing activities:
   Loans from related parties                               231,163        (198,343)       210,990        (152,112)      3,381,575
   Deferred financing costs                                  12,303          52,975         66,239          52,975         146,182
   Proceeds from deposits                                        --              --             --              --         143,500
   Payments on notes payable                                     --              --             --              --        (409,939)
   Proceeds from convertible notes                               --              --             --              --         754,999
   Proceeds from notes payable                                   --              --             --              --         409,939
   Payments on lease obligations                                 --          (3,583)            --         (18,122)        (95,860)
   Proceeds from issuance of convertible subordinated
     debentures                                                  --         935,556             --         935,556       1,035,000
   Proceeds from loan payable                                    --              --             --              --         591,619
   Payments on loan payable                                      --              --       (292,293)             --        (350,473)
   Proceeds from issuance of stock options                       --              --             --              --          20,000
   Proceeds from grants                                          --              --        569,111         395,683       3,348,641
   Proceeds from issuance of common stock                        --              --             --              --          75,449
   Proceeds from additional paid-in capital                      --              --             --              --       2,052,661
                                                       ------------    ------------   ------------    ------------    ------------

Net cash provided by financing activities                   243,466         786,605        554,047       1,213,980      11,103,293
                                                       ------------    ------------   ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents         (1,826)          1,467         (2,699)         10,129          (1,600)

Cash and cash equivalents -  beginning of period                483          11,455          1,356           2,793             257
                                                       ------------    ------------   ------------    ------------    ------------

Cash and cash equivalents - end of period              $     (1,343)   $     12,922   $     (1,343)   $     12,922    $     (1,343)
                                                       ============    ============   ============    ============    ============

Supplemental Disclosure of Non-Cash Activities:
     During the nine month period ended March 31, 2002 and the year ended June 30, 2001, the Company recorded an increase in common stock and in additional paid-in capital of $231,001 and $1,559,101, respectively, which was in recognition of the payment of debt. During the nine month period ended March 31, 2002 and the year ended June 30, 2001, stock was issued in exchange for services performed and expenses in the amount of $367,273 and $872,215, respectively. During the year ended June 30, 2001, stock options were issued in exchange for services totalling $512,377. No stock options were issued for services performed and expenses during the nine month period ended March 31, 2002.

Convertible debentures were exchanged into common stock totaling $20,000 during the year ended June 30, 2001. Accrued interest of $4,200 was also converted into common stock during the year ended June 30, 2001. For the nine month period ended March 31, 2002, there were no convertible debentures or accrued interest converted into common stock.

Supplemental Disclosure of Cash Flow Information:

         Interest paid          $  7,191   $ 10,347   $ 40,504   $ 48,987
                                ========   ========   ========   ========

         Income taxes paid      $     --   $     --   $     --   $     --
                                ========   ========   ========   ========

                              THE TIREX CORPORATION
                           A DEVELOPMENT STAGE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


Note 1   SUMMARY OF ACCOUNTING POLICIES

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

REORGANIZATION
On March 26, 1993, the Company entered into an acquisition agreement (the "Acquisition Agreement") with Louis V. Muro, currently an officer and a director of the Company, and former Officers and Directors of the Company (collectively the "Seller"), for the purchase of certain technology owned and developed by the Seller (the "Technology") to be used to design, develop and construct a prototype machine and thereafter a production quality machine for the cryogenic disintegration of used tires. The Technology was developed by the Seller prior to their affiliation or association with the Company.

DEVELOPMENTAL STAGE
At March 31, 2002, the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

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

The fair values of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At March 31, 2002 and June 30, 2001, respectively, the carrying value of all financial instruments was not materially different from fair value.

INCOME TAXES
The Company has net operating loss carryovers of approximately $24.9 million as of March 31, 2002, expiring in the years 2004 through 2017. However, based upon present Internal Revenue Service regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock and there has been a change in control as defined by the Internal Revenue Service regulations, a substantial portion of this loss carryover may not be available to the Company.

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

The Company has research and experimental development tax credits receivable from the Canadian Federal government and the Quebec Provincial government amounting to $170,445 at March 31, 2002 compared to $361,029 as of June 30, 2001. These are the result of tax credits for research and experimental development expenditures made by the Company which are not contingent upon any offset against any income taxes otherwise payable.

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

Note 2   GOING CONCERN
As shown in the accompanying financial statements, the Company incurred a net loss of $3,112,138 during the year ended June 30, 2001 and an additional net loss for the nine month period ended March 31, 2002 in the amount of $1,282,572.

In March 1993, the Company had begun its developmental stage with a new business plan. As of March 2000, the Company had developed a production quality prototype of its patented system for the disintegration of scrap tires, but nonetheless continued its research and development efforts to improve the machine's performance and to permit greater flexibility in design for specific customer applications. Due to the Company's lack of working capital during the three month period ended March 31, 2002 all rubber crumb production has ceased and research and development efforts have been hampered. Pending receipt of funding from operations, government assistance, loans or equity financing, crumb rubber production and previous research and development efforts will not be resumed. While the Company has engaged the process of marketing the TCS System to numerous potential clients since the beginning of the fiscal year commencing July 1, 2000, as of March 31, 2002, the Company had not yet consummated an unconditional purchase order for a TCS System.

The Company is dependent on the success of its marketing of its TCS Plants, and/or raising funds through equity sales, bank or investor loans, governmental grants or a combination of these, to continue as a going concern. The Company's uncertainty as to its ability to generate revenue and its ability to raise sufficient capital, raise substantial doubt about the entity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3   FINANCING COST
During the year ended June 30, 1999, the Company incurred costs of $158,255 in connection with debt financing. These costs have been capitalized in other assets and are being amortized over the terms of the financing. Amortization of financing costs for the year ended June 30, 2000 was $125,291, reducing this account balance to zero. During the year ended June 30, 2001, the Company incurred costs of $180,557 in connection with debt financing. These costs have been capitalized in other assets and are being amortized over the terms of the financing. Amortization of financing costs for the year ended June 30, 2001 was $79,943. Amortization of financing costs for the nine month period ended March 31, 2002 was $66,239.

Note 4   PROPERTY AND EQUIPMENT
As of March 31, 2002, plant and equipment consisted of the following:

Furniture, fixtures and equipment                             $   159,889
Leasehold improvements                                        $   175,161
Construction in progress-equipment                            $ 2,000,000
                                                              -----------
Subtotal                                                      $ 2,335,050
Less: Accumulated depreciation and amortization               $   239,393
                                                              ===========
Total                                                         $ 2,095,657

Depreciation and amortization expense charged to operations for the year ended June 30, 2001 was $147,611. Depreciation and amortization expense charged to operations for the nine month period ended March 31, 2002 was $41,299.

Note 5   GOVERNMENT LOANS
Canada Economic Development
Loan payable under the Industrial Recovery Program for Southwest Montreal amounting to 20% of certain eligible costs incurred (maximum loan $333,300) repayable over four years commencing March 31, 1999 and ending March 31, 2002, unsecured and non-interest bearing. (If the Company defaults, the loans become interest bearing).

Loans payable under the Program for the Development of Quebec SMEs based on 50% of approved eligible costs for the preparation of market development studies in certain regions. Loans are unsecured and non-interest bearing. (If the Company defaults, the loans become interest bearing).


Loan repayable over five years commencing June 30, 2000 and
ending June 30, 2004                                                  $  51,811

Loan repayable over five years commencing June 30, 2001 and
ending June 30, 2005                                                     56,775

Loan repayable in amounts equal to 1% of annual sales in Spain and / or Portugal throughout June 30, 2007, to a maximum of
the balance of the loan outstanding.  If no sales occur on or before this date in Spain and Portugal, the loan will become
non-repayable.                                                           14,000

Loan repayable in amounts equal to 11/2% of annual sales in
Spain and / or Portugal through June 30, 2004 to a maximum of the balance of the loan outstanding. If no sales occur before this date in Spain and Portugal, the loan will become
non-repayable.                                                           66,5000
                                                                      ---------
                                                                        189,086
Less: Current portion                                                    19,295
                                                                      ---------
Long-term portion                                                     $ 169,791
                                                                      =========


Principal repayments are as follows:
June 30                                                                 Amount
-------                                                               ---------
2002                                                                  $  19,295
2003                                                                     30,082
2004                                                                    105,129
2005                                                                     20,580
2006                                                                         --
2007                                                                     14,000
                                                                        189,086
                                                                      =========

During the nine month period ended March 31, 2002, the Company was declared in default, with respect to the loan under the Industrial Recovery Program for Southwest Montreal, as a result of a late installment repayment and as such was obligated to repay the entire remaining balance due on the loan.

Note 6   CAPITAL LEASE OBLIGATIONS
The Company leases certain manufacturing equipment under agreements classified as capital leases. The cost and the accumulated amortization for such equipment as of June 30, 2001 was $62,400 and $24,960, respectively. The cost and accumulated amortization for such equipment as of March 31, 2002 was $62,400 and $34,320, respectively. The equipment under capital leases has been included in property and equipment on the balance sheet. The Company is in arrears on payment of these leases but default has not been declared. The leased equipment is not part of the Company's TCS System prototype.

The following is a schedule by years of future minimum lease payments under capital leases of equipment together with the obligations under capital leases (present value of future minimum rentals) as at March 31, 2002:

Years ended June 30                                                      Amount
-------------------                                                     --------
2002                                                                       3,879
2003                                                                      15,513
2004                                                                      15,513
                                                                        --------
Total minimum lease payments                                              34,905
Less: Amount representing interest                                         4,793
                                                                        --------
Total obligations under capital lease                                     30,112
Less: Current portion of obligations under capital leases                  3,152
                                                                        --------

Long-term obligation portion of under capital leases, with
interest rate of 10%                                                      26,960
                                                                        ========

Note 7   CONVERTIBLE SUBORDINATED DEBENTURES
The Company issued Type B Convertible Subordinated Debentures between December 1997 and February 1998. These debentures bore interest at 10% and were convertible into common shares of the Company at $0.20 per share. The conversion privilege on the remaining $55,000 of these debentures expired and the amount is now included on the Balance Sheet in Long term deposits and notes.

Note 8   CONVERTIBLE NOTES
The Convertible Notes appearing on the balance sheet as of March 31, 2002 consisted of an investment arrangement with a group of institutional investors involving a multi-stage financing under which the Company had access to, at its option, up to $5,000,000. A first tranche of $750,000 was completed but no further draw downs were made. The terms of the convertible note were:

Balance at March 31, 2002 and June 30, 2001    $ 750,000

Interest rate                                  8%, payable quarterly, commencing
                                               June 30, 2001

Issue date                                     February 26, 2001

Maturity date                                  February 26, 2003

Redemption rights                              If not converted, the holder may
                                               require the Company to redeem at
                                               any time after maturity for the
                                               principal amount pus interest.

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

Common stock warrants                          The Convertible Notes carried an
                                               option to purchase Common stock
                                               warrants at the rate of one
                                               Warrant for each $1.25 of
                                               purchase price. The exercise
                                               price on the first tranche of
                                               $ 750,000 is $ .077 per share.

Certain Directors and Officers of the Company pledged approximately 12,000,000 of their personal shares of Common Stock of the Company as security for the Convertible Notes until such time as the Company files with the Securities and Exchange Commission a Registration Statement on Form SB-2, to register common stock and warrants issuable upon the conversion of the notes, no later than 150 days after the issue date of the Convertible Notes. This deadline was not met and, as such, the investors served a notice of default to the Company on July 19, 2001. The Registration Statement has still not been declared effective by the Securities and Exchange Commission as of this date, and until such occurs, the Convertible Notes cannot be converted to Common Stock nor may the Common Stock warrants be exercised.

On April 24, 2002 the Company entered into a Settlement Agreement with the Note holders, the terms of which are described in Note 19 Subsequent Event. In the event of a default under the Settlement Agreement, the term of the Convertible Notes would become effective once again. The conclusion of the Settlement Agreement has negated the default.

During the nine month period ended March 31, 2002, the Company authorized the investors to sell 1,800,000 of the shares held as security.

Note 9   CONVERTIBLE NOTE
A convertible note, under a private arrangement, consists of the following:

Balance at March 31, 2002 and June 30, 2001    $ 185,556

Interest rate                                  8%

Issue date                                     July 19th, 2000

Maturity date                                  January 19th, 2002

Redemption rights                              If not converted, the holder may
                                               require the Company to redeem at
                                               any time after maturity for the
                                               principal amount plus interest.

Conversion ratio                               Not convertible prior to July
                                               19th, 2001, at 20% discount to
                                               market between July 19th, 2001
                                               and January 19th, 2002 or at 25%
                                               to market if held to maturity, to
                                               a maximum of not more than
                                               2,500,000 shares.

Note 10  RELATED PARTY TRANSACTIONS
Convertible loans include amounts primarily due to Directors, Officers and employees. Historically, such amounts due have been repaid through the issuance of stock. At March 31, 2002 and June 30, 2001, the balances owing to Directors and Officers was $1,121,432 and $1,120,828, respectively. These amounts are without interest or terms of repayment.

Various Notes Receivable from Officers, separately reported on the audited Balance Sheet of June 30, 2000, plus accrued interest thereon, were offset against amounts due to these Officers as of June 30, 2001.

Long-term deposits and notes included an amount of $118,500 at March 31, 2002, which is payable to Ocean Tire Recycling & Processing Co., Inc., a company owned by a Director of the Company.

Subsequent to June 30, 2000, the Company modified an agreement with Ocean Tire Recycling & Processing Co., Inc. to clarify various terms of the parties' prior agreements and to obtain a commitment by Ocean Tire Recycling & Processing Co., Inc. to pay, when necessary, lease payments on the prototype TCS System. As part of the agreement, the Company will repay Ocean Tire Recycling & Processing Co., Inc. in cash or through the issuance of stock. The lease payments, under the accounting provisions for an operating lease, have been recorded as a Research and Development expense and the debt obligation included in loans from related parties. During the year ended June 30, 2001, 6,500,000 common shares were issued under the agreement as a partial Settlement. During the nine month period ended March 31, 2002, an additional 4,553,102 common shares were issued under the agreement to a designated person assigned by Ocean Tire Recycling & Processing Co., Inc.

Note 11  EXCHANGE OF DEBT FOR COMMON STOCK
During the fiscal year ended June 30, 2001, the Company recorded an increase in common stock and additional paid-in capital of $1,905,838 representing issuances of stock in lieu of cash payments for debts owed. During the nine month period ended March 31, 2002, the Company recorded increases in common stock and paid-in capital of $772,596, reflecting the exchange of common stock for debts owed.

Note 12  COMMON STOCK
During the nine month period ended March 31, 2002 and the year ended June 30, 2001, the Company issued common stock in exchange for services performed totaling $367,273 and $1,388,792, respectively. Included in these amount are payments to Officers of the Company in exchange for salary and expenses in the amount of $56,337 and $1,115,784, respectively. The dollar amounts assigned to such transactions have been recorded at the fair value of the services received.

On January 31, 2001, the Company's stockholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock, par value $0.001, from 165,000,000 shares to 250,000,000 shares.

As at March 31, 2002, the Company had 197,363,834 Common shares issued and outstanding.

Note 13  STOCK PLAN
The Company established a Stock Plan in June of 2000 whereby key personnel of the Company, consultants and other persons who have made substantial contributions to the Company may be issued shares as compensation and incentives through Awards, Options or Grants under the terms set forth in the Stock Plan. The Stock Plan originally called for the issuance of a maximum of 7,000,000 shares of stock as Awards, the issuance of a maximum of 7,000,000 shares of stock to underlie Options and the issuance of a maximum of 7,000,000 shares of stock that may be issued as Grants. Awards and Options can only be given to individuals who have been either in the employ of the Company, an Officer, Director or consultant for the preceding six months Awards are not fully vested until the end of three years with one-twelfth of the aggregate award vesting at the end of each quarter. If the Awardee is terminated for cause or resigns, the unvested portion of the award is forfeited. Options can be exercised at any time and upon exercise, the underlying stock is fully vested with the purchaser. The Options are not transferable and are exercisable for two years after which time they expire. If the Optionee is terminated for cause or resigns, all unexercised options are forfeited. A Grant can only be given to persons who have made a substantial contribution to the Company and the shares are not forfeitable. On January 31, 2001, the Company amended the Stock Plan providing for an additional 3,000,000 shares being allocated as Grants and an additional 2,000,000 shares allocated to be given as Options. On May 30, 2001, the Stock Plan was further amended reallocating the 7,000,000 shares to be given as Awards to allow 5,000,000 of the shares to be used for Options and 2,000,000 of the shares to be used as Grants. There were no stock issuances under the Stock Plan for the year ended June 30, 2000.

During the year ended June 30, 2001, the Company issued 9,300,000 shares as Grants under the Stock Plan at an average stock price of $.093 for an aggregate consideration of $867,374. During the six month period ended December 31, 2001, the Company issued 750,000 shares as Grants under the Stock Plan at an average stock price of $.016 for an aggregate consideration of $12,031. There were no stock issuances under the Stock Plan for the three months ended March 31, 2002.

During the year ended June 30, 2001, the Company had the following transactions as Options under the Stock Plan:

                                   Number of     Avg. exercise       Aggregate
                                    shares           price         consideration

Granted and unexercised at            Nil              --               --
beginning of year

Granted and exercised during       9,698,228        $ 0.131         $ 1,273,334
the year

Granted and unexercised at end        Nil              --               --
of year

The exercise price at the time the Options were granted and exercised was approximately equal to the market price at that time.

There were no Options granted or exercised during the nine month period ended March 31, 2002.

Note 14  ACQUISITION BY MERGER OF RPM INCORPORATED
During November 1997, the Company entered into a merger agreement with RPM Incorporated ("RPM"). The Company acquired all of the assets and liabilities of RPM by acquiring all of the outstanding common stock of RPM in exchange for common stock in the Company on a unit for unit basis. RPM ceased to exist following the exchange.

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

Note 15  GOVERNMENT ASSISTANCE
The Company is eligible for and has made claims for tax credits related to scientific research and experimental development expenditures made in Canada. These amounts, under Canadian Federal and Provincial tax law in conjunction with its annual tax return filings, need not be offset against taxes otherwise payable to become refundable to the Company at the end of its fiscal year. As such, during the year ended June 30, 2001, the Company received approximately

$353,725 which has been recorded as an increase in stockholders' equity paid-in capital. Also, during the nine month period ended March 31, 2002, the Company received approximately $569,111 which has also been recorded as an increase in stockholders' equity paid-in capital. During the nine month period ended March 31, 2002, the Company recorded additional tax credits in the amount of $170,445, bringing the reported receivable balance from these governments from $361,029 as of June 30, 2001 to $170,445 as of March 31, 2002.

Note 16  COMMITMENTS
The Company leases office and warehouse space at an annual minimum rent of $80,000 for the first year, $160,000 for the second year and $200,000 per year for the third through the fifth years. The lease expires in 2003. The Company is responsible for its proportionate share of any increase in real estate taxes and utilities. Also under the terms of the lease, the Company is required to obtain adequate public liability and property damage insurance. The minimum future rental payments under this lease are as follows:

                           June 30,           Amount
                           --------          --------

                             2002            $ 47,087
                             2003             141,261
                                             --------

                                             $188,348
                                             ========

Rental expense for the year ended June 30, 2001 amounted to $215,237. Rental expense for the nine month period ended March 31, 2002 amounted to $148,879.

The lease contains a second ranking moveable hypothec in the amount of $300,000 on the universality of the Company's moveable property.

At March 31, 2002, the Company was in arrears of rent, including interest and related charges, in the amount of $323,019.

Note 17  LITIGATION
An action was instituted by Plaintiffs, a Canadian resident and a Canadian corporation, in a Canadian court alleging a breach of contract and claims damages of approximately $508,600 representing expenses and an additional approximate amount of $1,874,000 in loss of profits. The current action follows two similar actions taken in United States courts, the first of which was withdrawn and the second of which was dismissed based on forum non convenience and other considerations. A detailed answer has been filed by the Company denying all liability, stating further that Plaintiffs failed to comply with their obligations. Counsel for the Company believes that the Company has meritorious defenses to all of the Plaintiff's claims. The action is still pending.

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

Note 18  ACCUMULATED OTHER COMPREHENSIVE INCOME
The deficit accumulated during the development stage included accumulated comprehensive other income totaling $103,396.

Note 19  SUBSEQUENT EVENTS
On April 24th, 2002, the Company entered into a Settlement Agreement with an Investor Group with respect to Convertible Notes for which a default had been declared. (See Note 8: Convertible Notes). The main terms of the Settlement Agreement are as follows:



Amount due including interest calculated
to June 30, 2002 and penalties to date,
and deducting proceeds from the sale of
collateral shares in the amount of $16,260     $ 932,240

Interest rate on the debt                      8%

Repayment terms                                $1,000 on May 15, 2002
                                               $1,000 on June 15, 2002
                                               $38,843.33 each month for up to
                                               twenty-four months starting
                                               August 1, 2002

Warrants for purchase of common shares         500,000 three-year warrants
                                               exerciseable immediately at a
                                               price of $0.01 per share.

                                               500,000 two-year warrants
                                               exerciseable one year from the
                                               date of the Settlement Agreement
                                               at a price of $0.05 per share.

                                               500,000 one-year warrants
                                               exerciseable two years from the
                                               date of the Settlement Agreement
                                               at a price of $0.10 per share.

Right to sell collateral shares and
Rule 144 shares                                The Investors have the right to
                                               sell up to 600,000 collateral
                                               shares and / or Rule 144 shares
                                               per month, with proceeds to be
                                               first applied against interest
                                               and fees and thereafter against
                                               principal.

Right of prepayment                            The Company has the right to pay
                                               amounts in excess of the
                                               prescribed monthly amount,
                                               without penalty.

Collateral shares                              As of the date of signing of the
                                               Settlement Agreement, the
                                               Investors had 10,790,885
                                               Collateral Shares in their
                                               possession.

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