Form 10KSB
period 2002-06-30
TIREX CORP
filed 2002-11-18
CIK 823072

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

    [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 2002

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


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

                                     $28,515
                                     -------
               (Issuer's revenues for its most recent fiscal year)


                        $157,330 (as of October 11, 2002)
                        --------
               (Aggregate market value of the voting stock held by
                          non-affiliates of the Issuer)


                      224,757,559 (as of October 11, 2002)
                      -----------
              (Number of shares outstanding of each of the Issuer's
                            classes of common stock)

Transitional Small Business Disclosure Format (check one)
Yes [ ]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
                                   into Part I

                 Annual Report of the Company on Form 10-KSB for
                          the year ended June 30, 2001

                 Quarterly Reports of the Company on Form 10-QSB
          for the quarters ended September 30, 2001, December 31, 2001, and March 31, 2002

                   Current Reports on Forms 8-K of the Company
                    Dated February 9, 2001 and March 9, 2001

                         ITEM 1. DESCRIPTION OF BUSINESS

The Company

         The Tirex Corporation (hereinafter referred to as "we", "us" or the "Company") is engaged in the business of developing for sale, license or lease an environmentally safe patented "turn key" cryogenic tire recycling system, known as the "TCS System" The TCS System was designed and developed by us and separates tires into clean and saleable rubber crumb, steel wire, and fiber. The Company was incorporated in Delaware on August 19, 1987 under the name "Concord Enterprises, Inc." The Company's name was changed to "Stopwatch Inc." on June 20, 1989 and to "Tirex America Inc." on March 10, 1993. On July 11, 1997, the Company's name was changed to "The Tirex Corporation". Since 1993, our core business has been to develop and to initiate marketing efforts by sale or license of an environmentally friendly cryogenic tire recycling system, which we intend to sell to recycling companies and governmental agencies to enable them to recycle tires. We have devoted the bulk of our efforts to completing the design and development of our first production model and raising the financing required to do so. The Company has generated only very limited revenues from operations and is still in the development stage.

The TCS-System

         Our TCS-System comprises a complete, turn-key, environmentally safe, cryogenic tire recycling system designed to: (i) disintegrate scrap tires, using less energy than is required by existing ambient methods (which shred and/or chop tires at "ambient" or normal room temperatures) or other currently available cryogenic methods (which reduce the temperature of the materials through the use of liquid nitrogen), and (ii) produce commercially exploitable, high quality, clean rubber crumb and unshredded steel and fiber. Disregarding configuration variations related to tire feedstock preparation and possible auxiliary grinding after processing through the System to obtain higher proportions of fine mesh rubber, these variations not forming part of our technology in any event, the TCS System is offered in two basic versions, these being the TCS-1 and the TCS-2. These two versions have an annual throughput ___ capacity of approximately one million tires and two million tires respectively, these numbers based on average automobile tires.

         The freezing chamber of the TCS-1 Production Model located in Montreal is a large tank through which the tire parts are circulated at temperatures of approximately 170 degrees below zero, Fahrenheit. The second version of the TCS has been designed to run approximately 20 degrees colder to ensure that no pieces of rubber can warm up to the "glass point" before being entirely processed by our patented fracturing mill. Frozen tire parts are passed through another chamber that separates the component parts of all tires, including rubber, wire and twine. This chamber contains crushing mechanisms and other proprietary parts and processes that transform the rubber into very small particles (mesh). The mesh is then physically separated from the metal and twine and is finally subjected to other steps to achieve the desired mesh size.

         The functions and mechanisms of the TCS-System have been designed for the exclusive purpose of disintegrating automobile tires, although relatively minor modifications could be introduced to accept other kinds of tires as well. The components of a typical tire, which the TCS System is designed to cleanly separate, basically consist of the following elements:

         o Two types of rubber. The sidewalls of automobile tires are constructed of material containing a higher percentage of natural, as opposed to synthetic, rubber which is used in the treads. One of the several possible configurations of the front-end tire preparation section of the TCS-System has been designed to allow the entrepreneur to take advantage of these differences to produce separate rubber powders from sidewalls and treads, should the market for his output show such separation to be advantageous;

         o Steel beads, which consist of steel wires tightly wound together to a diameter of approximately 3/8 of an inch. These beads are imbedded around the rims of the tire treads;

         o Steel belting, which incorporates a thin layer of steel wires laid out in a "herring bone" pattern and which underlies the entire surface of the tread area; and

         o Fiber threads which are incorporated into the rubber used throughout the tire.

         The TCS System has been designed to operate continuously (with minimum amounts of scheduled downtime for maintenance) and to require less energy than is used, to the best of the Company's knowledge, by other presently existing tire recycling equipment.

Step-by-Step Operations

         The step-by step operations of the TCS-System encompass the following:

Tire Feedstock Preparation

The TCS System is not designed to accept whole tires; whole tires must undergo preliminary preparation to produce pieces of tire having a dimension which permits their introduction into the patented fracturing mill. Feedstock preparation can be accomplished in a number of ways including chipping, shredding and removal of sidewalls followed by diecutting. None of these techniques form part of the TCS System technology and the technique ultimately chosen by the tire recycling entrepreneur will revolve around issues of capital and operating costs as well as possible issues of transportation costs respecting whole tires.

Freezing the Tire Pieces

The prepared tire pieces are deposited on a conveyor belt which brings a continuous stream of tire pieces to a freezing chamber. Supercooled air, produced on-site by an Air Plant, is continuously blown into the freezing chamber, and this cold air freezes the tire pieces moving through the chamber to the point where these pieces can be made to shatter like glass when subjected to forces such as pressure and bending. After approximately thirty minutes in the Freezing Chamber the frozen pieces exit the Freezing Chamber and enter our patented disintegrators ("Fracturing Mills").

Size Reduction and Materials Separation in the Fracturing Mill

The frozen tire pieces pass through our patented disintegrators ("Fracturing Mills") where the pieces are reduced to three separate output materials, these being rubber crumb of varying degrees of fineness, intact pieces of steel and intact pieces of fiber. This operation does not involve any chopping, shredding, or hammer-milling. Therefore, the steel wires are neither cut nor broken. The fiber threads retain their basic shapes and characteristics. No steel powder or fiber fluff is produced.

Elimination of the Steel from the Fracturing Mill Output

Upon completion of processing in the Fracturing Mill, the output is conveyed to a magnetic separation system where the intact steel wires are magnetically removed from the remaining output of the Fracturing Mill, this being the rubber crumb and the fiber. The steel can then be baled for either disposal or sale.

Fiber Removal

The fiber and rubber crumb is then passed through screens to separate the crumb from the fiber threads. The fiber threads are then conveyed out of the machine. The fiber can then be baled or put into a container for either disposal or sale.

Rubber Crumb Finishing

Rubber crumb finishing operations are dictated by the output requirements of the entrepreneur and his or her customers. A basic TCS System will produce rubber crumb which is virtually all 10 mesh or finer with virtually all of the output falling between 10 mesh and 30 mesh with the output profile skewed toward the 10 to 15 mesh side of the spectrum. Market considerations might incite the recycling entrepreneur to request greater proportions of finer mesh rubber crumb than a basic TCS System is designed to produce, such as 100% 30 mesh. This requires auxiliary grinding, which takes place after the steel and fiber have been removed, and affects the configuration of the post Fracturing Mill operations. Auxiliary processing equipment does not form part of the TCS System technology. It is possible that some very small pieces of steel and fiber can be trapped in the larger pieces of rubber coming out of the Fracturing Mill. These small amounts of steel and fiber are released during auxiliary processing and can be separated during the auxiliary processing operation, magnetically for the steel and by an air separation system for the residual fiber. The rubber crumb is then passed through a series of screens to sort the rubber crumb by mesh size, which is thence packaged for customer requirements.

Research and Development Activities

         The Company's technical expertise and that of its consultants have been an important factor in its development and are expected to serve as a basis for future growth. Since its inception, the Company has devoted substantial resources to the design and development of the TCS-1 Plant as well as to raising the financing necessary for such activities. During the fiscal years ended June 30, 2001 and 2002 respectively, the Company expended approximately $807,272 and $751,251 on research and development activities applied to the design, development, and construction of the first TCS-1 production model and to the design of the TCS-2 model, as well as to product development involving rubber crumb. Long-term testing started in the third and fourth quarters of fiscal 1999 and continued through to the end of Calendar 2001. This testing first revealed design problems involving the conveying system within the freezing tower. which were corrected during the third quarter of fiscal 2000 Further testing revealed additional problems in materials separation which were corrected during Fiscal 2002. The Company also became aware that the output profile of rubber crumb in terms of mesh size from a basic TCS-1 System was not consistent with the high proportions of fine mesh rubber crumb being requested by our identified potential customers. Auxiliary processing equipment was identified and, with the exception of two pieces of equipment, was acquired and installed in late Calendar 2001. Financial considerations dictated that certain of the pieces of equipment so acquired were used equipment and we encountered problems with some of this used equipment. Regardless, Management believes the TCS-1 System developed and installed in Montreal is ready for replication and commercialization. We continue to refine and enhance our tire disintegration technology to comply with emerging regulatory or industry standards or the requirements of any potential customer.

         During the fourth quarter of Fiscal 2002, the lease respecting certain components of the Air Plant expired. These assets continue to be located at our factory and Management is currently in negotiations with the lessor for the acquisition of this equipment. The equipment in question was custom built for us to Canadian standards and is not suitable for use, as is and without costly rework, in the USA. Management is of the opinion that, given its status of being used equipment and being unsuitable for use in the USA without costly rework, that the market for these pieces of equipment would have minimal marketability in the USA. In view of the preceding, Management believes that an attractive price can be negotiated for this equipment. The conclusion of a purchase agreement with respect to this equipment will depend on the availability of financial resources to complete any negotiated transaction. The Company currently does not have the working capital to effect such a purchase, and cannot predict when, if ever, such financial resou7rces will be available.

         During the fiscal year ended June 30, 2002 all research and development activities respecting the TCS-1Production Model and the design of the TCS-2 were carried out by the Company's engineering and technical staff, consisting of Louis V. Muro, Vice President in Charge of Engineering, and two other Company employed engineers, who devoted 100% of their time to this project. Such activities were conducted in conjunction with outside consultants and the Company's outside subcontractors.

         Our current rate of recovery of saleable rubber per tire is approximately 94% of the total amount of rubber (15 lbs.) in a 19 lb. (average weight) used auto tire. To the best of our knowledge, the recycling industry currently recovers only 70-80% of the rubber. We continue to test the TCS-1 Production Model components to identify opportunities to increase its operating efficiency.. During Fiscal 2002, we developed a design for a second generation system (the "TCS-2") which is to provide approximately double the scrap tire processing capacity of a TCS-1 System. Plant. No Production Model of this second freezing tower has been constructed to date.

Manufacturing

         Our activities to date have focused primarily on the design and development of the TCS-1 Production Model, and, more recently, on the conversion of this Production Model unit to a to a full-scale recycling center capable of responding to expressed customer demands. In connection with these activities, we have been dependent and will continue to depend on arrangements with subcontractors for the manufacture and assembly of the principal components incorporated into a TCS System Plant. Components of the TCS-System, which are not manufactured by subcontractors specifically for the TCS-System, will be purchased, either directly by us or indirectly through subcontractors from third-party manufacturers. Management believes that numerous alternative sources of supply for all such components are readily available.

         With respect to the commercial manufacture of TCS-Systems, we have identified various engineering and manufacturing subcontractors and component suppliers, which Management believes will give us sufficient production capacity to meet our needs. Management believes we will be able contract with subcontractors which will have the requisite manufacturing capabilities and the willingness to dedicate sufficient amounts of their manufacturing capacity to us to allow us to meet all of our needs. No assurance can be given that this will, in fact, be the case, and failure on the part of our subcontractors would adversely affect our ability to manufacture and deliver TCS Systems on a timely and competitive basis. There can be no assurance, that, should it be necessary to do so, we would be able to find capable replacements for any subcontractors on a timely basis and on acceptable terms, if at all. Our inability to do so would have a material adverse effect on our business.

         We may license our technology or enter into strategic alliances to facilitate the bulk of product manufacturing when the need arises. Our Manufacturing Partner, Simpro S.p.A. of Turin, Italy, has indicated to us verbally that they actually have or can put into place on short notice the manufacturing and installation capacity to respond to a large demand for TCS Systems. Regardless of these assurances, we will not commit to any order without first securing a manufacturing arrangement. As of June 30, 2002, , we had not received any orders for the purchase, lease or license of a TCS System. While Management is hopeful that two systems will be sold imminently, there can be no assurances that either of the contemplated sales will occur.

Operations

         We have one Production Model TCS-1 Plant which is composed of various proprietary and non-proprietary parts and technology. During Calendar 2001 we converted the Production Model into a full-scale commercial recycling center, with only two pieces of equipment required to be added such that we would be able to produce the quantities of fine mesh rubber crumb demanded by our identified customers. The lack of financial resources forced Management to prolong the shutdown, initially put into effect for the 2001 December holiday season, indefinitely. As of the end of Fiscal 2002, rubber production operations remained suspended and only very limited revenues were generated.

         The lease for certain pieces of equipment related to the Air Plant expired in mid-April 2002. Our very limited revenues and working capital condition have precluded the Company's being able to complete negotiations for the purchase of these pieces of equipment. While the lessor requested return of the equipment in question, he has been unable, to date, to supply a list of what he owns nor a destination point for the delivery of these items. Insofar as the Company does not have title to these assets and nor is there a valid lease in effect to permit their use by the Company, the Air Plant cannot be used by the Company until such times as either the Company successfully negotiates the purchase of the equipment or replaces it with other equipment. Without an Air Plant, the TCS-1 Production Model cannot function. Management cannot provide any assurance that adequate financial resources will be found to effect the purchase of the pieces of equipment or to effect their replacement, and to effect a repair to a key component part of the Air Plant.

         At the beginning of 1999, we began the process of putting into place the production capacity for producing welcome mats using recycled rubber crumb of the kind which the TCS-1 Plant would produce. Entering this new business segment was expected to be profitable based on the estimated costing of the rubber crumb. Technical difficulties in the freezing tower section of the TCS-1 Plant were identified during the fourth quarter of fiscal 1999 which reduced the availability of TCS-1 Plant rubber crumb and it became apparent in June and July of 1999 that capital asset requirements and the financial and human resources being consumed by the mat production operation were impeding progress on the completion of the TCS-1 Plant which was and remains our primary focus. Therefore, during the summer of 1999, we discontinued mat production operations and made available for sale the mat production equipment. To date, it has not all been sold.

TCS-1 Plant Financing Arrangements

         On May 29, 1997, we entered into an Equipment Lease and Purchase Agreement (the "OTRP L&P Agreement") with Oceans Tire Recycling & Processing Co., Inc. ("OTRP"), a New Jersey corporation. Pursuant to the OTRP L&P Agreement, OTRP was to purchase the first production model TCS-1 Plant with an anticipated delivery date of September 15, 1997. However, while construction of the first full-scale Production Model of the TCS-1 Plant began in February of 1997, its completion was delayed because of the limited funds available for such purpose. As a result, OTRP waived the delivery date and agreed to reschedule delivery. In December 1997, OTRP and the Company agreed that, to the extent necessary for OTRP to obtain sale and lease-back financing for the front-end module ("Front-End") and for certain parts of the Air Plant portion of the Plant, the OTRP Agreement would be deemed to be modified, as required for such purpose. In connection therewith OTRP arranged with an equipment financing company for sale and lease-back financing, pursuant to which: (i) the said financing company purchased the Front-End and certain designated portions of the TCS-1 Plant's Air Plant directly from us; and (ii) leased such equipment back to OTRP pursuant to its arrangements with OTRP and/or the OTRP principals. We sold, pursuant to a lease purchase arrangement, the Front-End for a total purchase price of $300,000, with irrevocable acceptance and final payment being obtained in December of 1997. The designated portions of the Air Plant were sold/leased to a financing company for a total purchase price of $580,000, with irrevocable acceptance and final payment being obtained in April of 1998.

         In July 2000, we entered onto a new agreement with OTRP/its principals (the "New Agreement") modifying and clarifying provisions of the prior agreement between the parties regarding certain rights to the Production Model. Pursuant to the terms of the New Agreement, we issued 4,553,102 shares of its Common Stock to OTRP's principal officer and stockholder in exchange for forgiveness of approximately $938,000 in advances to us or paid on its behalf through June 30, 2000. The New Agreement confirmed OTRP's assignment to us of all its rights to the Production Model and related technology, including all intellectual property rights and any and all rights accruing to OTRP upon termination of the financing lease/purchase arrangements. In addition, OTRP and its principal agreed to make all lease payments to the financing companies in the event we failed to do so and to convert all advances into our Common Stock at 50% of the market value on the date of conversion. During fiscal year ended June 30, 2001 OTRP advanced $256,857 toward our lease payments, and continued to make lease payments in Fiscal 2002 at the rate of $29,280 per month, until the expiration of the lease in mid-April 2002. Insofar as the equipment was not being used after the expiry of the lease, no further lease payments have been made. As indicated previously, the lessor has requested the return of the equipment, but has been unable to supply, to date, a list of what is to be returned nor a destination point for shipment. As of the date of this Report, the equipment is remaining idle at the Company's factory. Management is attempting to negotiate the purchase of this equipment, but no assurance can be given that these negotiations will be successful. In April of 2002, 2,250,000 were issued in partial payment against the lease payments made.

Subsidiaries

         In May of 1995, in order to take advantage of financial incentives in connection with the research and development work on the first production model of the TCS-1 Plant, we formed a Canadian corporation, 3143619 Canada Inc. On June 3, 1998, this entity's name was changed to Tirex Canada R&D Inc. (hereinafter referred to as "Tirex R&D"). To qualify for Canadian Government grants and tax benefits, the record owners of 51% of the issued and outstanding capital stock of Tirex R&D are John L. Threshie, Jr. our President and Chairman of our Board of Directors and Louis V. Muro, our Vice President of Engineering and a member of our Board of Directors, both of whom are Canadian residents. John L. Threshie, Jr. also serves as the Chairman of the Board of Directors and the Chief Executive Officer of Tirex R&D while Louis V. Muro also serves as a vice president and a director of Tirex R&D. We are the record holder of the balance of 49% of the issued and outstanding capital stock of Tirex R&D. Messrs. Threshie and Muro hold their Tirex R&D shares under the terms of a shareholders agreement, which we can require them to transfer all such shares to us for no compensation.

         On April 22, 1998, we formed a second Canadian corporation, 3477584 Canada Inc., the name of which was changed to Tirex Advanced Products Quebec Inc. on June 3, 1998 (hereinafter referred to as "TAP"). TAP is a wholly owned subsidiary of ours and is presently dormant.

         On June 1, 1998, we formed a third Canadian corporation, The Tirex Corporation Canada Inc., referred to herein as "TCCI". TCCI is also a wholly owned subsidiary of ours. TCCI was established to operate as our manufacturing arm, but is presently dormant.

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

The Tirex R&D License

         Tirex R&D holds an exclusive, ten year license from the Company, which expires on July 2, 2005. This license, which was modified in June of 2002, permits Tirex R&D to design, develop, and manufacture the TCS-Systems on a worldwide basis (the "Primary License"). To the extent necessary to ensure that Tirex R&D's operations are focussed on pure research and development activities, Tirex R&D may sublicense the Primary License to TCCI or such other corporate entity as would be deemed appropriate and beneficial. Unless the context requires otherwise, the terms of the sublicense will be identical to those of the Primary License. To the extent necessary to achieve the aforesaid goals, all other contracts to which Tirex R&D is a party, will be transferred and assigned, in whole or in part, from Tirex R&D to us, TCCI, or any other existing or future subsidiary or affiliate of ours.

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

Tax Incentives

         Canadian and Quebec tax incentives take the form of deductions and tax credits with respect to eligible research and development expenditures of Tirex R&D. Certain tax credits are called "refundable" because, to the extent that the amount of the tax credit exceeds the taxes payable, they are paid over or "refunded" to the taxpayer. Thus such credits function effectively as monetary grants. To qualify for such tax credits, research and development activities must comprise investigation or systematic technological or scientific research conducted through pure or applied research, undertaken to advance science and develop new processes, materials, products or devices or to enhance existing processes, materials, products, or devices. In the period following June 30, 2002, the Company's claim for tax credits in respect of Fiscal 2002 was audited by Revenue Canada, which organization recently changed is name to Canada Customs and Revenue Agency, or CCRA. For purposes of ease of reading, the old name of Revenue Canada will continue to be used. As a result of this assessment, Revenue Canada determined that Cdn193,936 (approximately US$124,000) was due to us. After deducting arrearages on payroll taxes and amounts due to other government departments, the Company received a net amount of approximately Cdn$132,038 (approximately US$84,500). As a function of reciprocal arrangements between Revenue Canada and Revenue Quebec, the Revenue Canada audit result becomes the basis of the calculation of the tax credit granted by Revenue Quebec. The calculated Quebec credit is Cdn$180,520 (approximately US$115,500) After deduction of payroll tax arrearages and payroll tax audit adjustments, an amount die to us in the amount of Cdn$119,365 was established (approximately US$76,400). The release of this amount has been delayed by Revenue Quebec pending resolution of taxes owed by the President of the Company.

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

Patent Protection

         We were issued a United States patent on our Cryogenic Tire Disintegration Process and Apparatus on April 7, 1998 (Patent No. 5,735,471). The duration of the patent is 20 years from the date the original application was filed. In November 1998, we filed our patent, for review, with the Canadian Patent Office. We are unable to state at this time how long the Canadian review process will take and is unable to give any assurances that the Canadian Patent will be granted. Prior to the issuance of such patent, we relied solely on trade secrets, proprietary know-how and technological innovation to develop our technology and the designs and specifications for the TCS-1 Plant. In connection with a loan made by the Bank of Nova Scotia to the Company, a lien on this patent was granted to the bank. With the loan having been paid off, the lien was lifted and at present, the patent is free of liens. We do not presently hold any patents for our products or systems outside of the United States. A Canadian patent has been applied for and remains pending. We have lacked the financial resources to apply for a process patent on an international basis, but the Company intends to file for additional patent protection, in accordance with our Agreement with Simpro S.p.A. of Turin, Italy, once sufficient financial resources will become available.

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

Competition

         At present, there are various methods available to recycle tires, either to produce rubber crumb or to extract their energy value. We know of no devices, apparatus or equipment, utilizing technology which is identical or comparable to the TCS-System technology, which are presently being sold or used anywhere in the world, nor are we aware of any competing patents relating to our disintegration technology. However, the TCS-System technology may reasonably be expected to have to compete with related or similar processes, machines, or devices for tire disintegration, cryogenic or otherwise. There are presently many companies currently recycling tires which have established business relationships. Moreover, prospective competitors which may enter the field in the future may be considerably larger than us in total assets and resources. This could enable them to bring their own technologies to more advanced stages of development with more speed and efficiency than we will be able to apply to the TCS-System. Additionally, manufacturers of presently available equipment and systems are in a position to operate research and development departments dedicated continually to improving conventional systems and to developing new and improved systems. There can be no assurance that the TCS-System will successfully compete with existing systems or with any improved or new systems which may be developed in the future.

Employees

         As of October 2002, we have nine persons employed either directly or under consulting contracts including its three executive officers. The balance of our staff is comprised predominantly of technical and other support personnel. All of the foregoing persons devote their full time to our business and affairs, as required. At times, we also utilize the services of part-time consultants to assist us with market research and development and other matters. We intend to hire additional personnel, as needed.

Potential Markets

         We believe that the potential markets for our TCS System will directly reflect the level of demand for economical, high quality rubber crumb derived from the recycling of scrap tires. The following discussion of the potential markets for rubber crumb assumes that the TCS System will be capable of economically producing high quality recycled rubber crumb and in a variety of sizes, capable of being used in wide range of products. It should be noted, however, that because of the limited operating history of our Production Model TCS-1 Plant, we cannot, give any assurance that our TCS Systems will in fact perform as expected under continuous, commercial operating conditions. Moreover, even if the demand for rubber crumb should increase in accordance with our expectations, there can be no assurance that a demand for TCS Systems will likewise develop.

         Rubber is a valuable raw material and we believe that recycling this valuable resource from scrap tires is an ideal way to recover that value. Recycled scrap tire rubber is already used in a great variety of products, promoting longevity by adding it to asphalt pavement, adding bulk and providing drainage as a soil additive, providing durability as a carpet underpadding, increasing resiliency in running track surfaces and gymnasium floors, absorbing shock and lessening the potential for injuries as a ground cover for playgrounds and other recreational areas, and as a significant component added to plastic resins for making extruded or injection molded products.

Marketing Activities

         To a large extent we have in the past concentrated our efforts on completing the design, development, and construction of our Production Model TCS-1 Plant and raising adequate financing to support such efforts. Our long-term objective, however, is to market TCS Systems worldwide, through national and international sales representatives, licensees or strategic partners. Our short- term objective is to operate our Production Model TCS-1 Plant as a Certified Commercial Recycling Center. We have been certified as an Accredited Tire Recycler by Recyc-Quebec, a quasi-governmental agency of the Quebec Government, and once we will be able to re-establish operations we will be entitled to tipping fees paid by Recycle Quebec, of approximately US$0.59 per tire at prevailing foreign exchange rates. Once we will have re-established rubber crumb production operations , we believe that the rubber crumb customers previously identified by us will once again start issuing rubber crumb purchase orders to us.

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

Government Regulation

         In November of 2001, we received from Recyc-Quebec, our certification as a Commercial Recycling Center to recycle tires.. We have applied for operating permits, have overcome most of the concerns presented to us to date. The obtaining of an operating permit could require that we install a sprinkler system. We are in discussion with the City of Montreal as to how much of the building would have to be sprinklered, insofar as substantial portions of the building are not in use and nor would they become in use even with a re-starting of rubber crumb production operations. If the entire building would have to be sprinklered, the cost would be approximately Cdn$200,000 (approximately US$126,000). Should the City insist on full-building sprinklering, Management will undertake an analysis of how much it would cost to relocate to smaller, already sprinklered premises where the monthly rent could be less expensive, versus the cost of installing such a sprinkler system in a building which is leased.

         Pending receipt of adequate funding to effect the purchase of the heretofore leased components and to effect necessary repairs and to provide adequate working capital to restart rubber crumb production operations, which funding cannot be presumed, and subject to a consideration that we are at an advanced stage in negotiations with respect to the sale of a system for local installation, it would otherwise be our intention to operate our Production Model TCS-1 Plant as a Certified Commercial Recycling Center. In that regard we have recently submitted a scientific report on our technology to the Federal and Provincial governments in Quebec Canada, which was accepted, and as a result, we recently started receiving Research and Development tax credit refunds in respect of our Fiscal Year ended June 30, 2002. After deduction of arrearages in employee tax deductions , the Government of Canada issued a partial refund check of approximately Cdn$61,000 (approximately US$38,400) and a second check of approximately Cdn$70,000 (approximately US$44,100 is expected in the days following date of this Report. The Quebec Government, after deducting arrearages for employee taxes, owes the Company approximately Cdn$119,000 (approximately US$75,000). Insofar as the Quebec Government believes that Tirex Canada R&D Inc. owes money to Company President, John Threshie, as a result of advances made by Mr. Threshie to pay suppliers and payroll, the Quebec Government issued a Notice of Seizure, the effect of which is their establishing their legal right to seize the tax credit check. With the assistance of Canadian legal counsel, we have met with Revenue Quebec to establish with them that, in fact, Tirex Canada Inc. does not owe money to Mr. Threshie and that advances made and expenses paid by Mr. Threshie have been reimbursed through stock issuances from The Tirex Corporation. This practice is long-established within Tirex and documentation to this effect was provided to the Revenue Quebec employees. While Management believes that it has established a substantial case with Revenue Quebec for them to lift the seizure, there can be no assurances that the seizure will actually be lifted. In the event that the seizure would not be lifted, the Company would not receive some or perhaps all of the approximately Cdn$119,000 otherwise receivable. Failure to receive these funds would seriously impair the Company's ability to continue as a going concern.

         The TCS-System is a "closed loop" system which does not use any chemicals, solvents, gases or other substances which could result in emissions of any kind from the operation of the Plant. To the best of the Company's knowledge, operation of a TCS-System will not result in the emission of air pollutants, the disposal of combustion residues, the storage of hazardous substances, or the production of any significant amounts of solid waste which would have to be landfilled. However, the operation of a TCS System will involve, to varying degrees and for varying periods of time, the storage of scrap tires or tire pieces representing the feedstock to the System. Whole tires, with their size, volume and composition, can pose potentially serious environmental problems. While the Company does not believe that such storage will normally involve quantities of tires so large or storage periods so extensive as to constitute the "stockpiling" of scrap tires, it should be noted that stockpiling, should it occur, could constitute a particularly serious environmental problem. Among the numerous problems relating to scrap tires, is that when stockpiled above ground, tires create serious public health and environmental hazards. These range from scrap tire fires, which generate large and dense clouds of black smoke and cause serious soil pollution and are extremely difficult to extinguish, to the creation of vast breeding grounds for mosquitoes and vermin.

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

         We believe that existing government regulations, while extensive, will not result in the disenabling of its TCS System customers to operate profitably and in compliance with such regulations. While these regulations are usually stringent, the huge scrap tire problem must also be dealt with on a daily basis and the need for economic and environmentally friendly recycling operations is critical. The burden of compliance with laws and regulations governing the installation and/or operation of TCS Systems could, nonetheless, discourage potential customers from purchasing a TCS System. This would adversely affect our business, prospects, results, and financial condition. As a result, our business could be directly and indirectly affected by government regulations.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our corporate headquarters and plant are located at 3828 St. Patrick, Montreal, Quebec, Canada, H4E 1A4. On February 17, 1998, we entered into a five-year term lease (the "Tri-Steel Lease") with Tri-Steel Industries Inc. ("Tri-Steel"), effective as of March 1, 1998 for a 90,000 square foot research and manufacturing facility on a completely fenced 180,000 square foot contiguous lot located at 3828 Saint Patrick Street and 2200 Pitt Street in Montreal, Canada. This site is situated adjacent to an interstate highway and a Canadian National Railway line in an industrial area located approximately two miles from the principal downtown Montreal business center.

         The Tri-Steel Lease provides for rental payments, as follows:

     o year-one (commencing March 1, 1998): Cdn$10,000 per month (approximately US$7,000);
     o   year-two: Cdn$20,000 per month (approximately US$14,000); and
     o years-three, four, and five: Cdn$25,000 per month (approximately US$17,500).

         We have been in arrears in the payment of our rent. In June 2001 the landlord instituted a Motion in resiliation of lease and to recover rent due in the amount of Canadian$177,973.62 (approximately US$113,900). We have filed defenses claiming breach of contract and negligence on the pert of the landlord and are currently in negotiation with Tri-Steel Industries. The action is still pending. As of June 30, 2002, the Company was in arrears in terms of rent, property taxes paid by the landlord etc., for an amount of approximately Cdn$371,000 (approximately US$233,700).

         Quebec sales taxes ("QST") and (Canadian) Government sales taxes ("GST") are also payable by us on all rental payments. Under present regulations, these taxes are either refundable to us or are available as reductions of required remissions of sales taxes collected on sales made to other taxable Canadian entities. Up to now, such taxes have been refunded to us or, on occasion, offset against amounts due by us with respect to payroll taxes. In fiscal year ended June 30, 2002 we have been credited for sales taxes in the amount of $58,055, of which $32,812 was applied by the respective governments against payroll tax arrearages and the balance was receivable as of June 30, 2002.

         In addition to the taxes, we are obligated to pay additional costs, including:

     o   all fuel and utility charges;
     o   real estate taxes; and
     o Premium for insurance on the premises for not less than approximately $2,800,000 and public liability insurance for not less than approximately $2,100,000.

         The aggregate amount of such additional costs during fiscal year ended June 30, 2002 was approximately $138,744.

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

         We moved to dismiss the case on various procedural grounds and in September 2000 the Court granted our motion based upon the lack of venue in Union County, New Jersey. A new action was instituted by Plaintiff in the Superior Court of New Jersey, Bergen County in April 2001 alleging similar claims as set forth in the previous action (Docket L-08060-00). We denied all of plaintiff's allegations. On July 24, 2002, The Superior Court of New Jersey, Bergen County, dismissed, with prejudice, the plaintiff,s complaint for "Lack of Prosecution".

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

Tri-Steel Industries Inc. v. The Tirex Corporation

         Our landlord Tri-Steel Industries Inc. instituted an action against us, and our subsidiaries Tirex Canada and Tirex Canada R & D Inc., on or about June 22, 2001 for arrears of rent in the amount of Canadian $177,973.62 (approximately US $113,900). We are currently in negotiation with Tri-Steel Industries and the action is still pending.

         No director, officer, or affiliate of the Company, or any associate of any of them, is a party to or has a material interest in any proceeding adverse to us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fiscal year ended June 30, 2002 no matters were submitted to a vote of the shareholders of the Company.

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


                                                       Bid Prices
         Period                                       Common Stock
         ------                                       ------------

         Fiscal Year Ending June 30, 2001           Low         High

                  September 29, 2000             $  0.28      $  0.26
                  December 29, 2000                 0.09         0.09
                  March 30, 2001                    0.07         0.08
                  June 29, 2001                     0.06         0.05

         Fiscal Year Ending June 30, 2002           Low         High

                  September 28, 2001             $  0.08      $  0.02
                  December 31, 2001                 0.03         0.01
                  March 30, 2002                    0.02         0.01
                  June 29, 2002                     0.03         0.01

Shareholders

         As of October 11, 2002, the number of holders of record of the Company's common stock, $.001 par value, was less than 500, which does not include shares held by persons or companies in street or nominee name.

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

Results of Operations

         In March 2000, we announced that our tire recycling technology was ready for replication and commercialization. During Fiscal 2001 and 2002, we demonstrated our technology to numerous groups from Asia, Europe, North and South and America and the Caribbean, as well as to some shareholders and potential strategic alliance partners. While numerous Letters of Intent have been received form potential customers, as of this date, no purchase/sale contracts have been written. The status of certain of our Letters of Intent/Memorandum of Understanding, are as follows:

Potential System Sales Initiated Prior to Fiscal 2002

         o Puerto Rico - A letter of intent was signed to set up a TCS-2 facility and joint venture on a crumb rubber product manufacturing facility in Puerto Rico. The Puerto Rican representatives presented their project, which includes our technology, to the Government of Puerto Rico in June 2001 to secure approval to proceed, and again in September of 2001 for purposes of securing public funding for the project. The Puerto Rican group was able to secure partial funding from the Puerto Rican Development Bank but has not yet succeeded in securing all of the top-up financing required to complete the project financing, despite the availability of a partial loan guarantee to be supplied by an agency of the Puerto Rican government. We cannot predict when, if ever, the Puerto Rican entrepreneurs will be able to complete their financing package. Regardless, we have finalized our pricing with Simpro with respect to the Puerto Rican project. We and now awaiting a draft of a license agreement to be received from Simpro to define the relationship between our two companies with respect to the Puerto Rican project and a Canadian project, discussed later, such that these two projects can come closer to resolution. However, there still remains some uncertainties and thus there can be no guarantees that a transaction with these Puerto Rican interests will be consummated.

         o Recycletron Inc. - We entered into a letter of intent with Recycletron in July of 1997 wherein Recycletron agreed to purchase a TCS-1 upon our completing the design of the system and demonstrating its performance on a 24-hour basis over a significant period of time. Although it has taken us longer than expected to establish a fully operational Production Model, Recycletron continues to indicate interest in our technology.

         Marketing Efforts initiated or Pursued During Fiscal 2002

         During 2002, the Company responded to numerous requests for information and gave numerous system demonstrations. Out of these requests and demonstrations, several opportunities presented themselves which Management is pursuing. In addition to the Puerto Rican project, Management actively pursued other initiatives relative to proposed installations in the northeastern United States, eastern Canada, Brazil and in the Ukraine. To date, none of these initiatives have resulted in firm, unconditional Purchase and Sales Agreements.

         During the fourth quarter of Fiscal 2002, the Company became involved in negotiations respecting a TCS-2 with a company based in eastern Ontario, Canada, with the system to be purchased to be installed in southwestern Quebec. As of the end of Fiscal 2002, the Purchase and Sale Agreement had not been completed. We have finalized pricing for this system with Simpro. As with the Puerto Rican opportunity, we are awaiting the draft of a license agreement from Simpro However, there still remains some uncertainties and thus there can be no guarantees that a transaction with these Canadian interests will be consummated.

         While initial contact was made with the Brazilians prior to Fiscal 2002, a proposed Letter of Intent was not requested until late in Fiscal 2002. While a Letter of Intent represents a significant expression of interest, it is not in itself a binding contract, and Management cannot provide any assurances that an unconditional Purchase and sales Agreement will evolve from this Letter of Intent.

         With respect to the Ukraine, a conditional sales contract was signed with the Ukrainian entrepreneur in May of 2002. This contract is conditional upon the purchaser's being able to complete the project`s financing and Management is providing what assistance it can to bring financial backers to the project. There can be no assurance that the conditional sales contract will result in an unconditional sales contract.

         The Company has also initiated discussions for sales of TCS Systems with potential customers in the northeastern USA and in Mexico. These discussions are still considered to be preliminary and the Company cannot offer any assurance that these discussions will actually lead to orders.

Marketing Structure
-------------------

         We entered into a conditional agreement with Tirex-Europe in April 2001 respecting market development activities to be undertaken in most of Europe, the Middle East and those North African countries bordering on the Mediterranean Sea. This agreement originated from a previous letter of intent we entered into with European Transformation Resources (ETR), a company to be incorporated under the laws of the Grand Duchy of Luxembourg, for the marketing of TCS Systems in these same regions. Under the terms of the agreement with Tirex-Europe, the Gross Revenue and Cost of Systems Sold resulting from its sales of TCS Systems would be recorded on its books rather than on ours. Revenue would thus be attributed to us on the basis of a gross profit sharing proportion applied to such sales concluded by Tirex-Europe. These gross profit sharing proportions are variable as a function of whether or not the sale is being made to a new customer or an existing customer and how many sales are being made to the same customers. The variable scale is not country-specific. Also under the terms of the Tirex-Europe Agreement, Tirex-Europe will pay to us the sum of $500,000, payable over the sale of the first ten TCS Systems but with an overall deadline of twelve months. The contract with Tirex-Europe does not come into effect until Tirex-Europe delivers to us a first firm purchase order for a TCS System. To date, Tirex Europe has not delivered any firm purchase orders and thus the Tirex Europe Agreement remains ineffective. As such, we are completely at liberty to undertake any marketing activities we feel appropriate in those countries and regions where Tirex Europe was to be active.

         In January 2000, we signed a License Agreement with Ocean Equipment Manufacturing and Sales Co. ("OEMS") of New Jersey, a company owned by Louis A. Sanzaro who is also a director and a significant shareholder of Tirex, for the marketing and for the manufacturing, installation and service of our tire recycling systems in the U.S. market. Under this Agreement, the Company was to receive a royalty with respect to systems sold by OEMS, subject to adjustments respecting actual manufacturing costs. As of the date of this Report, OEMS had not concluded any sales of TCS Systems in the USA to independent parties. As a result, Mr. Sanzaro has verbally relinquished his exclusivity right to the US market and the Company expects to deal with potential customers either directly or through independent parties.

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

         On January 31, 2001, we entered into an Agreement with James Conway, an Australian national, under which he was named Business Development Manager Asia. Under this Agreement, Mr. Conway was directed to find a Japanese licensee to produce and sell TCS Systems. The Japanese company eventually selected would have exclusive rights to the Japanese market and non-exclusive rights in other Asian markets. This five-year agreement with Mr. Conway provides for the payment of 10% of the License Fee paid by the Japanese company plus a 1% commission on sales made within five years on all sales made by the licensed Japanese manufacturer. On August 10, 2001, we further appointed Mr. Conway as a Sales Representative in Asian markets which would be outside of Japan, the territory which would be attributed to an eventual Japanese licensee. Under the terms of this three-year agreement, Mr. Conway would receive a commission equal to 5% of the selling price, before any sales or value-added taxes, customs and excise taxes and similar levies which might be imposed by a government. This Agreement will expire on August 8, 2004. To date, no sales have been made and nor have any license agreements been concluded. Contact with Mr. Conway has become minimal.

         The lack of a significant track record relative to the operation and output of the TCS System has proven to be difficult hurdle to overcome in making TCS System sales. The installed cost of a TCS-1 System to an entrepreneur, depending on the system configuration, the condition of the feedstock and the output requirements, and excluding building and infrastructure costs, is in the vicinity of $3,000,000. For a TCS-2, the comparable cost to the entrepreneur is in the vicinity of $5,000,000. This represents a substantial investment for an entrepreneur and, without performance guarantees to substitute for the lack of a significant operating history, entrepreneurs or their financial backers have been unwilling to accept the risk of purchasing this new technology.

         In order to overcome this difficulty, the Company attempted to negotiate Performance Bonds to be backed by insurance policies. While substantial progress was accomplished, the financial condition of the Company and the lack of a proven track record for the TCS System the Company was, in the end, unable to secure the amount of insurance required to back the demanded Performance Bond. As a result, the Company's Manufacturing Partner, Simpro S.p.A. of Turin, Italy, proposed that it would facilitate getting the bonds necessary to close the first two TCS System sales, if the insurance companies would be looking strictly at the Simpro Balance Sheet and at their track record in product design and manufacturing, rather than bring the Tirex Balance Sheet into the picture, which was having a negative effect on the ability to acquire the insurance coverage. Based on this, Simpro proposed that, with respect to the first two systems, these being proposed systems to be sold to Puerto Rican interests and to a Canadian company (both opportunities discussed previously) that a License Agreement could replace the initially conceived Joint Venture Agreement. Based on our expression of interest in this approach, Simpro did, in fact, succeed in securing the required insurance coverage at an acceptable cost. As of the date of this Report, the Company was still awaiting the draft of the Licensing Agreement from Simpro, and, while our relations with Simpro have been and continue to be good, there can be no assurances that an acceptable version of such a Licensing Agreement will, in fact, be received.

         Prior to the Simpro proposal, the Company had engaged in extensive discussions with the Export Development Corporation (EDC), a corporation wholly owned by the Government of Canada and whose mandate is to provide financial and non-financial support for Canadian-based companies to export their products. The EDC expressed a willingness to support half of the requested performance bond but the Company was unable to find another source to secure the remaining half of the Performance Bond. However, the Company is now well known to the EDC and there could arise occasions where it would be advantageous for us to work with them to secure export sales. In order to qualify for EDC assistance, there are minimum Canadian content percentage rules. Insofar as such rules could reduce or even preclude our ability to work with Simpro on any given contract, the Company introduced itself to a highly qualified Canadian engineering construction company. This Quebec-based company has been in business for over thirty years, has completed contracts in over forty countries, and in addition to its Quebec head office, also maintains operations in India, Tunisia, Morocco, France and

Costa Rica. This Company has expressed interest in working with us, but only after the first system is running Thus, while we have a potential second manufacturing partner, it is unlikely that the Company will be unable to do any business with this other company for at least one year.

         Prior to the License Agreement noted above, Tirex had completed an agreement in principle with Simpro S.p.A. of Turin, Italy respecting the manufacturing, installation and provision of post-sales service for our European clientele. This agreement in principle was followed by the final form of the contract, which concretized certain terms of Simpro's previous letter of intent with us, and was signed during the third quarter of Fiscal 2001. Since signing, we worked with Simpro to finalize costing of the TCS System on a components basis in such a format as to facilitate quotations for potential customers to respond to their input and output requirements. Final pricing with respect to two (2) TCS-2 Systems was received in September 2002 and, at the suggestion of Simpro, the Company indicated a willingness to enter into an acceptable Licensing Agreement with Simpro with respect to these systems rather than use the Manufacturing Agreement previously signed or a Joint Venture arrangement which had also been considered.. The Company is still awaiting a draft of the Licensing Agreement.

         In the event that the Company would finalize a License Agreement with Simpro with respect to the first two systems, the effect of this arrangement would mean that the gross revenues from these sales would be recorded on Simpro's books, not in the books of Tirex. The amount remitted back to Tirex would take the form of a royalty and would be accounted for as such. Even if such potential sales would have been set up in such a way as to be recordable on the books of Tirex, generally accepted accounting principles in effect in the USA would have prevented the Company from recognizing the revenue as such until the systems would have been accepted by the customers. Given the time line required to manufacture, install and have accepted the systems which could be sold to the Puerto Rican and canadian interests, it is quite unlikely that these revenues would become recognizable during our fiscal year which will end June 30, 2003. By extension, the same principles would apply to the royalty to be received by Tirex. While the Company wouldl benefit from the periodic cash inflows resulting from progress payments during the next approximately ten months in the event that such sales would be finalized, any royalty resulting therefrom would, in fact, not have been earned until the systems are accepted by the customers.

         During Fiscal 2001, we converted our TCS-1 Production Model in Montreal into a full-scale commercial recycling center and in July 2001 received a production order from Xerus, Inc. for 10,000 pounds per month of our crumb rubber, Rutex. This order was followed by a one-year supply contract with Animat Inc. of Sherbrooke, Quebec calling for delivery of 100,000 lbs of rubber crumb per month. We delivered the first 10,000 pounds to Xerus in August. . Production for the Animat commitment was started. The rubber crumb for the Xerus contract was be used to make, under contract, mud flaps for buses and large trucks and for the production of protective tiles which are installed on artificial playing surfaces such as soccer and football fields such as during half-time shows. Animat is a high-volume consumer of rubber crumb for the production of industrial and agricultural floor mats. With the Company being forced to suspend rubber production operations at the beginning of 2002 because of cash flow problems, the Company was not able to continue with these agreements. Subject to the receipt of cash flow expected from the two Purchase and Sales Agreements Management hopes will be signed in the near future, and subject to market conditions, capital expenditure requirements and other consideration, the Company will consider a decision to purchase the previously leased components of the Air Plant, effect a necessary repair to the Air Plant, and thence to restart rubber crumb production operations. The Company believes that Quebec-based customers for rubber crumb have an ongoing requirement for very large volumes of rubber crumb and that the supply contracts previously signed could be put into effect once again. However, despite the very large rubber crumb requirements of Quebec-based manufacturers, there can be no guarantee that, in fact, these supply contracts will be restarted on terms acceptable to the Company.

         We also entered into a Product and Market Development Agreement with Xerus, Inc. on April 11, 2001 for the purpose of establishing a partnership to develop new products, applications and markets for recycled rubber, including, but not limited to, rubber and plastic compound formulations. The terms of the agreement requires us to invest $150,000 for 15% of Xerus' outstanding stock. Further, we have an option to purchase up to an additional 10% of Xerus. To date, US$95,000 has been invested. The remainder will be invested if and when adequate funds become available. Xerus was incorporated in January of 2001. Messrs. Andre Valois and Michel DeBlois, the President and Vice-President of Xerus respectively, are consultants to us. Prior to the conclusion of the Xerus Agreement, Mr. DeBlois provided technical consulting services to us under the aegis of his consulting company, MD Technologies Inc., and was responsible for developing resin/rubber crumb formulations for molding and extrusion applications for us.

         We have been able to identify a potentially significant market for large volumes of fine mesh rubber crumb. These volumes of fine mesh rubber crumb would require a System output profile by mesh size different from what the TCS-1 Production Model is currently capable to produce. To satisfy this apparent market requirement would require adding additional equipment to the original TCS configuration and augmenting the freezing capability of the System. Most of this work was actually completed in Fiscal 2001 and during the first two quarters of Fiscal 2002. We have also been working with Simpro on the design and integration of auxiliary equipment, ancillary to the System, to augment to the primary TCS System and enhance its flexibility so to assure its capability to meet different demand requirements.

         Heretofore, the competent authorities of the City of Montreal had accepted our assertion that we had not been producing such volumes of rubber crumb during the system testing stage as to require operating permits with respect to a commercial recycling center. Considering our potential business for the production and sale of rubber crumb, such operating permits will be required and we have initiated the process of obtaining such permits. While the Company has been designated an accredited tire recycling center by Recyc-Quebec, the Quebec government agency which oversees recycling and which is responsible for the payment of subsidies relative to tire recycling, the ability to benefit from this accreditation will depend upon our receiving our operating permits. This will require certain modifications to our facilities, notably for fire prevention and control equipment. With our operating permits, the Recyc-Quebec accreditation will enable us to receive tipping fees, which at prevailing foreign exchange rates, equate to approximately sixty cents per tire. While we have no reason to believe that these permits will be denied, we cannot provide any assurances that these permits will be issued or that any conditions, which might be required for such issuance, would be within our means and/or capability.

         In February of 2001, we concluded a private financing with an investor group. Under the terms of the Agreement, we had the contractual right to require the Investor to purchase up to US$5,000,000 of put notes. We drew down US$750,000 of this amount and used the proceeds of this financing toward legal and consulting fees due, normal operating expenses such as payroll, rent and taxes and the acquisition of equipment for our Production Model TCS-1 Plant. In July of 2001, the Company entered into a technical default with respect to the Agreement by not having an SB-2 Registration Statement declared effective by the SEC. After several months of negotiations, the Company entered into a Settlement Agreement with the Investor Group which provided for a cash paydown of the amount owed, including interest and penalties over a period of approximately two years starting with the date the Settlement Agreement was signed, the right of the Investor Group to continue to be able to sell up to 600,000 collateral and Rule 144 shares per month and the issuance of three series of warrants, 500,000 each, exercisable at prices of one cent, five cents and ten cents over a three year period. This Settlement Agreement was announced in April of 2002, and details of the terms of the Agreement are filed as an Exhibit to this Report. The Company was unable to generate the cash flow necessary to pay down its obligations under the Convertible Note in accordance with the terms of the Settlement Agreement and thus far, has not completed negotiations for a new Settlement Agreement. Numerous recourses are available to the holders of the Convertible Notes, but to date, these recourses have not been exercised.

         Because of the lengthy delay preceding the commencement of commercial operations, we have historically had to cover our overhead costs from sources other than from commercial revenues. We expect that some portion of our future overhead costs, which may be quite significant, will continue to be covered from sources other than commercial revenues. Until December of 2001, our monthly operating costs were about US$100,000 per month. With the suspension of rubber crumb production activities and the scaling back of research and development expenditures starting in January of 2002, our monthly costs have been reduced to approximately US$35,000 per month. Ours cash flow deficit condition will continue until such time as the Company will start generating revenues from the sale of TCS Systems.

         We have been forced to suspend production of rubber crumb because of our lack of financial resources to purchase the previously leased portions of the Air Plant, to complete an essential repair to our Air Plant, to complete the acquisition and installation of capital equipment required for us to be able to produce the quantities 15 to 30 mesh rubber crumb requested by our customers and to support production activities until such time as the Company would be able to start collecting on any trade receivables. Accordingly, we did not generate any gross sales during Fiscal 2001 and only insignificant incidental revenues in Fiscal 2002. Unless and until we successfully develop and commence TCS System manufacturing and sales operations on a full-scale commercial level, we will not generate significant revenues from operations. If we are unable to recommence rubber crumb production operations, we would be obligated to seek other sources of funds to support operations until TCS Systems sales and manufacturing operations would occur. In the event of such a circumstance, there can further be no assurance that such funding would be available at all or on terms acceptable to Management. Except for the foregoing, we have never engaged in any significant business activities.

Liquidity and Capital Resources

         As of June 30, 2002, we had total assets of $1,302,955 as compared to $3,072,245 as at June 30, 2001 reflecting a decrease of $1,769,290. Fiscal year-end total assets at June 30, 2001 had reflected a previous decrease of $215,139 over $3,287,384 at June 30, 2000. We attribute the decrease in total assets at June 30, 2002 principally mainly to the writedown of the carrying value of the TCS-1 Production Model from its original carrying value of $2,000,000 to the revised value of $500,000, a reduction of $1,500,000. This writedown was booked at year-end as a result of the termination of the lease for certain components of the Air Plant during the fourth quarter of Fiscal 2002, the failure of an essential component of the Air Plant, also during the fourth quarter of Fiscal Funding may not be available to purchase the previously leased portions of the Air Plant nor to effect its repair. Without the Air Plant, the TCS-1 Production Model cannot be operated. In such circumstances, rubber crumb operations would not be restarted. Most of the components of the TCS-1 Production Model were designed and manufactured for us and have limited market value in any other context than being used as a TCS System. For these reasons, the decision was made to write down this asset on the books of Fiscal 2002 to its estimated Net Realizable Value. Further changes in assets include (i) a decrease of $114,059 in Tax Credits Receivable from $361,029 as of June 30, 2001 to $246,970 as of June 30, 2002, and (ii) a decrease of $193,297 in Prepaid expenses and deposits from $436,25331 as of June 30, 2001 to $242,956 as of June 30, 2002. The reduction in tax credits receivable is attributed to a slightly smaller amount of Research and Development incurred by us. The reduction in Prepaid expenses and deposits is attributable to amortization and reclassifications to assets and against expenses during the fiscal year ended June 30, 2002.

         As of June 30, 2002, we had total liabilities of $4,049,140 as compared to $4,105,736 at June 30, 2001, reflecting a marginal decrease in liabilities of $56,596. Total liabilities at June 30, 2001 had reflected a previous increase of $15,487 over $4,121,223 in total liabilities at June 30, 2000. We attribute such increases in total liabilities at June 30, 2002 primarily to: (i) increases in convertible notes in an amount of $182,240 from $935,556 as of June 30, 2001 to $1,117,796 as of June 30, 2002, (ii) decreases in accounts payable and accrued liabilities and current portion of long-term debt in an amount of $92,758 from $1,640,557 as of June 30, 2001 to $1,547,799 as of June 30, 2002, and (iii)
decreases in loans from related parties in an amount of $191,885 from $1,204,663 as of June 30, 2001 to $1,012,778 as of June 30, 2002.

         Reflecting the foregoing, the financial statements indicate that as at June 30, 2002, we had a working capital deficit (current assets minus current liabilities) of $1,127,115 and that as at June 30, 2001, we had a working capital deficit of $1,014,881, an increase of $119,735. There were reductions in current assets as noted in the second preceding paragraph, particularly in Tax Credits Receivable, which reductions were offset by decreases in current liabilities due to third parties.

         The success of our tire recycling equipment manufacturing business and our ability to continue as a going concern will be dependent upon our ability to obtain adequate financing to commence profitable, commercial manufacturing and sales activities and the TCS Systems' ability to meet anticipated performance specifications on a continuous, long term, commercial basis.

Results of Operations

         As noted above, we are presently in the very early stages of the business of manufacturing and selling TCS Systems, and similarly only initiated production of rubber crumb for resale during the first quarter of Fiscal 2002. Rubber crumb operations were suspended at the end of the second quarter of Fiscal 2002 because of financial considerations, and the subsequent termination of the lease in mid-April 2002 with respect to certain components of the Air Plant and the concurrent failure of an essential component thereof during preparation for a System demonstration have raised doubt if rubber crumb production operations will be restarted. As a result of these uncertainties, Management wrote down the carrying value of the Air Plant from the previous $2,000,000 to its current carrying value of $500,000 giving a writedown amount of $1,500,000. We had no income from operations during Fiscal years 2001 and only incidental revenues for Fiscal 2002 related to the sale of a relatively small quantity of rubber crumb and the sale of surplus equipment. Despite the temporary and limited revenues which became available to us from the sale of rubber crumb during Fiscal 2002, unless and until we successfully develop our marketing and manufacturing operations related to TCS Systems on a full-scale commercial basis, we will continue to generate no revenues from operations to support our monthly cash requirements.

         The financial statements, which are included in this Report, reflect total general and administrative expenses of $1,209,913 for fiscal 2002, which reflects an decrease of $782,646 over Fiscal 2001, when general and administrative expenses were $1,992,559. During fiscal 2002, our total operating costs increased by $613,232, from $2,947,442 for fiscal 2001 to $3,560,674 for fiscal 2002. The majority of such increase is the result of the $1,500,000 writedown of the carrying value of the TCS-1 prototype. Research and development expenditures, excluding the writedown, fell from $807,272 in Fiscal 2001 to $797,577 in Fiscal 2002, a decrease of $9,695. The increase in total operating costs was mitigated by a decrease in general and administrative expenses, as noted above, in the amount of $782,646.

         We believe that the amounts accrued to date in respect of the shares issued to compensate the executive officers and consultants reflect the fair value of the services rendered, and that the recipients of such shares received such shares at an appropriate and reasonable discount from the then current public market price.

         From inception (July 15, 1987) through June 30, 2002, we have incurred a cumulative net loss of $25,884,723. Approximately $1,057,356 of such cumulative net loss was incurred, prior to the inception of our present business plan, in connection with our discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. We never commenced our proposed health care operations and therefore, generated no revenues therefrom.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees

         The following sets forth, as of June 30, 2002 the names and ages of all directors, executive officers, and other significant employees of the Company; and all positions and offices in the Company held by each, and the terms of said offices. Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified:


                                  Offices                       Term of
Name                    Age       Held                          Office
---------------------  ----       -----------------------       ----------------
John L. Threshie, Jr.   48        Chairman of the               November 1999 -
                                  Board of Directors and        present
                                  Chief Executive Officer

                                  Director                      June 1995 -
                                                                February 1999

                                  Vice President                June 1995-
                                                                November 1999

                                  Secretary                     December 1996
                                                                February 1999

Louis V. Muro           70        Vice President                January 1996 -
                                  of Engineering                present
                                  and Director

                                  President                     March 1994 -
                                                                January 1995

                                  Director                      December 1992 -
                                                                January 1995

                                  Secretary                     December 1992 -
                                                                March 1994

Louis Sanzaro           52        Director                      January 1997 -
                                                                present

                                  President                     February 1999 -
                                                                November 1999

                                  Vice President                January 1998 -
                                  Of Operations                 February 1999


Michael D.A. Ash        53        Secretary, Treasurer,         February 1999-
                                  and Chief Financial           present
                                  and Accounting Officer


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

LOUIS SANZARO. Mr. Sanzaro has been a Director of the Company since January 1997 and a Director of The Tirex Corporation Canada Inc. since June 1998. He served as a consultant to the Company from January 1, 1997 until June 1998, when he was appointed Vice President of Operations and Chief Operating Officer. On February 11, 1999, Mr. Sanzaro resigned as Vice President of Operations and was appointed to the position of President of the Company. Effective November 23, 1999, and to avoid a possible future conflict of interest, Mr. Sanzaro resigned as President of the Company. Mr. Sanzaro holds a degree in marketing from Marquette University. In 1997, he was named "Recycler of the Year" for the State of New Jersey and was also awarded the distinction of being named "Recycling Processor of the Decade" by Ocean County, New Jersey. He is the President and a member of the Board of Directors of the nation-wide, Construction Material Recycling Association. Since 1986, Mr. Sanzaro has served as President and CEO of Ocean County Recycling Center, Inc. ("Ocean County Recycling"), in Tom's River, New Jersey. Ocean County Recycling is in the business of processing construction and demolition debris for reuse as a substitute for virgin materials in the construction and road building industries. In addition, since 1989, Mr. Sanzaro has served as Vice President and COO of Ocean Utility Contracting Co., Inc., a New Jersey company engaged in the installation of sewer and water main pipelines and the construction of new roadway infrastructure. From 1973 until 1990, Mr. Sanzaro was the President and CEO of J and L Excavating and Contracting Co., Inc., a company engaged in the construction of residential, commercial, industrial, and government buildings.

MICHAEL D.A. ASH. Mr. Ash joined the Company on January 11, 1999. On February 11, 1999, Mr. Ash was appointed Secretary, Treasurer, and Chief Financial and Accounting Officer of the Company. Mr. Ash graduated with a Bachelor's Degree in Business Administration, Magna Cum Laude, from Bishop's University in Quebec in 1970, and with an MBA, With Distinction, from Harvard Business School in 1975. Mr. Ash is also a Chartered Accountant, (Canadian equivalent to a CPA), having qualified for this professional designation in 1972 while employed by Coopers & Lybrand (now PriceWaterhouseCoopers). Since graduation from Harvard, Mr. Ash has spent most of his career with the Government of Canada, first with the Office of the Comptroller General in Ottawa and, for the subsequent eighteen years, with a federal regional economic and industrial development agency in Montreal where he gained exposure to a very large number of companies and industrial sectors, ranging from developmental companies to major multi-national corporations. For ten years during this time period, Mr. Ash was also a part-time lecturer in accountancy at Concordia University in Montreal for students registered in the program leading to the Chartered Accountancy designation.

Compliance With Section 16(a) of the Exchange Act.

         None of the securities have been registered pursuant to Section 12 of the Exchange Act of 1934, as amended (the "Exchange Act"). Therefore, Section 16(a) of the Exchange Act is not applicable.

ITEM 10.  EXECUTIVE COMPENSATION

Current Remuneration

         The following table sets forth information concerning the annual compensation received or accrued for services provided in all capacities for the fiscal years ended June 30, 2000, 2001 and 2002 by our chief executive and all our executive officers serving as such as at June 30, 2002 or at any time during the year ended June 30, 2002. Common stock issued in lieu of cash salary payments was valued at a 30-50% discount from the average market price of such stock during the periods in which such salary was earned. Determination of the market price for such purpose was based upon the average of the bid and ask prices of such stock, as traded in the over-the-counter market and quoted in the OTC Bulletin Board. The discount from the market price was determined arbitrarily, by negotiation between the Company and our executive officers and did not bear any relationship to any established valuation criteria such as assets, book value, or prospective earnings. The market prices of our common stock and the liquidity of such market has historically been volatile. Future announcements concerning us, our competitors, results of testing, technological innovations or new commercial products may have a significant impact on the market price of our common stock. We believe that, as of the dates when such shares were issued, the actual market value of such shares was, and as of the date hereof remains, highly contingent upon, and subject to, extremely high risks.

SUMMARY COMPENSATION TABLE:

                                         ANNUAL COMPENSATION
------------------------------------- ----------- -------------------- ------------ -------------

Name and Principal Position              Year          Salary $           Bonus $     Other $
------------------------------------- ----------- -------------------- ------------ -------------
John L. Threshie Jr.                     2002        $125,000 (1)          Nil          nil
President                                2001        $125,000 (2)
                                         2000        $125,000 (3)
------------------------------------- ----------- -------------------- ------------ -------------
Louis V. Muro                            2002        $150,000 (4)          Mil          nil
Vice President - Engineering             2001        $150,000 (5)
                                         2000        $150,000 (6)
------------------------------------- ----------- -------------------- ------------ -------------
Louis A. Sanzaro                                                           Nil          nil
Chief Operating Officer
(resigned November 1999)                 2000        $175,000 (7)
------------------------------------- ----------- -------------------- ------------ -------------
Terence C. Byrne                                                           Nil          nil
President
(Resigned November 1999)                 2000        $250,000 (8)
------------------------------------- ----------- -------------------- ------------ -------------
Michael D.A. Ash                         2002        $100,000              Nil          nil
Secretary-Treasurer & CFO                2001        Note below
                                         2000        Note below
------------------------------------- ----------- -------------------- ------------ -------------

In 1999, Mr. Ash abrogated his then existing Employment Agreement. This was replaced by a Consulting Agreement for a period of sixteen (16) months to the end of Calendar 2000. Under this consulting agreement, Mr. Ash received 2,000,000 shares of the common stock of the Company. A new employment Agreement with an effective date of January 2001 was put into effect and the prior Consulting Agreement was allowed to lapse. Under the existing Employment Agreement, Mr. Ash earns a salary of $100,000 and Mr. Ash also has options to purchase stock of the company at the lesser of 20(cent) for the first year option, 40(cent) for the second year option and 50(cent) for the third year option, or 50% of market applicable to each series. The options can be exercised on a cashless basis.. Prorating the stock issuance over the sixteen month term of the prior Consulting Agreement, in Fiscal 2000, Mr. Ash was entitled to 1,250,000 shares of stock. There was no cash salary in Fiscal 2000 for Mr. Ash. For Fiscal 2001, Mr. Ash received the balance of his stock entitlement, i.e. 750,000 shares, and was entitled to receive $50,000 in cash. For Fiscal 2002, Mr. Ash was entitled to receive $100,000.
--------------------------------------------------------------------------------

(1) In lieu of cash payment of salary, reimbursable expenses and other benefits, Mr. Threshie was issued shares of our Common Stock and was permitted to purchase shares during FY 2002 at a discount of 35% currently in effect versus 50% in prior years, of the then current market price. The number of shares issued to Mr. Threshie pursuant thereto during fiscal 2002aggregated 6,555,709 shares. It is our intention and that of Mr. Threshie to continue to enter into similar transactions during fiscal year 2003 for all or part of his salary and for reimbursement of expenses.

(2) In lieu of cash payment of salary, reimbursable expenses and other benefits, Mr. Threshie was issued shares of our Common Stock and was permitted to purchase shares in FY2001 and prior at a discount of 50% of the then current market price. The rate of discount was reduced effective the beginning of Fiscal 2002. The number of shares issued to Mr. Threshie pursuant thereto during fiscal 2001aggregated 4,634,642 shares.

(3) In lieu of cash payment of salary, reimbursable expenses and other benefits, Mr. Threshie was issued shares of our Common Stock and was permitted to purchase shares at a discount of 50% of the then current market price. The number of shares issued to Mr. Threshie pursuant thereto during fiscal 2000 aggregated 4,865,995 shares.

(4) In lieu of cash payment of salary, reimbursable expenses and other benefits, Mr. Muro, from time to time, was issued shares of our Common Stock and purchased shares during FY 2002 at a discount of 35% currently in effect, versus 50% in prior years, of the then current market price. The number of shares issued to Mr. Muro pursuant thereto during fiscal 2002 aggregated 2,250,000 shares.

(5) In lieu of cash payment of salary, reimbursable expenses and other benefits, Mr. Muro, from time to time, was issued shares of our Common Stock and purchased shares during FY 2001 at a discount of 50% of the then current market price. There were no issuances in respect of unpaid salaries and unreimbursed expenses during fiscal 2001.

(6) In lieu of cash payment of salary, reimbursable expenses and other benefits, Mr. Muro, from time to time, was issued our shares of Common Stock and was purchased shares at a discount of 50% of the then current market price. The number of shares issued to Mr. Muro pursuant thereto during fiscal 2000 aggregated 1,194,811 shares.

(7) In lieu of cash payment of salary, reimbursable expenses and other benefits, Mr. Sanzaro was issued shares of our Common Stock at a discount of 50% of the then current market price. The number of shares issued to Mr. Sanzaro pursuant thereto during fiscal 2000 aggregated 632,308 shares.

(8) In lieu of cash payment of salary, reimbursable expenses and other benefits, former Chairman and CEO, Mr. Terence Byrne was issued shares of our Common Stock and purchased shares at a discount of 50% of the then current market price. The number of shares issued to Mr. Byrne pursuant thereto during fiscal 2000 aggregated 2,544,556 shares.

7) We believe that it is impossible to determine the actual current or potential value of such shares in light of the fact that, as of the dates when such shares were issued to the executive officers, the actual potential market value of such shares were highly contingent upon, and subject to, extremely high risks including but not limited to the following factors: (i) the very early stage of development of our business; (ii) our lack of sufficient funds to implement our business plan and the absence of any commitments from potential investors to provide such funds; (iii) the absence of a reliable, stable, or substantial trading market for such shares; and (iv) the uncertainty respecting our ability to continue as a going concern.

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

         As discussed elsewhere in this Report, the following is a summary of those options and warrants outstanding with respect to the purchase of the common stock of the Company:

------------------------------ ---------------------------- --------------------------- ----------------------------

Beneficiary                    Issuable                     Exercise Window             Exercise Price
------------------------------ ---------------------------- --------------------------- ----------------------------
John L. Threshie Jr.           1,000,000 share options at   Two years from date         Series 1 - lesser of 20(cent)
(Employment Agreement)         the beginning of each of     issuable                    or 50% of market
                               Calendar Years 2002, 2003                                Series 2 - lesser of 40(cent)
                               and 2004                                                 or 50% of market
                                                                                        Series 3 - lesser of 50(cent)
                                                                                        or 50% of market
------------------------------ ---------------------------- --------------------------- ----------------------------
Michael Ash                    1,000,000 share options at   Two years from date         Series 1 - lesser of 20(cent)
(Employment Agreement)         the beginning of each of     issuable                    or 50% of market
                               Calendar Years 2001, 2002                                Series 2 - lesser of 40(cent)
                               and 2003                                                 or 50% of market
                                                                                        Series 3 - lesser of 50(cent)
                                                                                        or 50% of market
------------------------------ ---------------------------- --------------------------- ----------------------------
Convertible Debenture          1,500,000 in three           Series 1 - at any time      Series -1 at 1(cent) each
                               series of 500,000            during the 3-year period
                               warrants each                following the date of the
                                                            Settlement Agreement, to
                                                            wit, April 26, 2002
                                                            Series 2 - during the 2nd   Series -2 at 5(cent)each
                                                            and 3rd years following
                                                            April 26, 2002
                                                            Series 3 - during the       Series -3 at 10(cent)each
                                                            third year following
                                                            April 26, 2002
------------------------------ ---------------------------- --------------------------- ----------------------------

Compensation of Directors

         The Directors of the Company were not compensated for their services as such in fiscal 2000.

Employment Agreements

         We seek to maintain employment agreements with all of our executive officers (the "Executive Agreements"). We currently have an employment agreement with Mr. Threshie that provides for an annual salary of $125,000 and is in effect until December 31, 2003. Mr. Threshie also has options , as noted above, to purchase shares of the Company. Mr. Threshie is granted options to purchase 1,000,000 shares at each anniversary date of his Employment Agreement for the next three years, and, for each series of options, has a two-year period to exercise that option. The options are exercisable at the lesser of 50% of market and 20(cent) for the first series, 40(cent) for the second series and 50(cent) for the third series. We currently employ Mr. Muro on a month-to-month basis, based on an annual salary projection of $150,000. During fiscal 2000 Mr. Ash voluntarily abrogated his Executive Agreement with us and entered into a new agreement under which his compensation is in the form of shares. Under this new agreement, Mr. Ash continued to act as Secretary-Treasurer and Chief Financial

Officer on a consulting basis. Under the terms of the original Executive Agreement, Mr. Ash's annual compensation was US$125,000. The consulting agreement extended to December 31, 2000 and was renewable by mutual consent of the Company and Mr. Ash. Mr. Ash's compensation for the sixteen-month period ended December 31, 2000 was 2,000,000 common shares, subject to prorated adjustment in the event of a stock split. At the beginning of Calendar 2001, Mr. Ash's consulting agreement was converted back to an Employment Agreement under which Mr. Ash earns an annual salary of $100,000 and has options, as noted above, to purchase company stock on terms identical identical to the options granted to Mr. Threshie.

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

                  Name and                          Amount and
Title             Address of                        Nature of          Percent
of                Beneficial                        Beneficial         of
Class             Owner                             Ownership          Class (1)
--------------------------------------------------------------------------------

Common            John L. Threshie, Jr.             4,909,328(2)        2.18%
The Tirex         38 Cours Du Fleuve
Corporation       Nun's Island (Verdun), Quebec
                  Canada, H3E 1X1

Class A
Common                                                     34(5)          34%
Tirex
R&D

Common            Louis V. Muro                     3,819,104(2)(3)     1.70%
The Tirex         374 Oliver Avenue
Corporation       Westmount, Quebec
                  Canada H3Z 3C9

Class A
Common                                                     17(5)          17%
Tirex
R&D

Common            Louis V. Sanzaro                 12,781,088(2)        5.69%
The Tirex         1497 Lakewood Road
Corporation       Toms River, NJ 08755

Common            Michael Ash                       1,180,000(4)        0.53%
The Tirex         310 Montee Sabourin
Corporation       St. Bruno, Quebec
                  Canada, J3V 4P6

Common            All directors and                22,689,520          10.10%
The Tirex         officers as a group
Corporation       (4 persons)

Class A           All directors and                          51         51.0%
Common            officers as a group
Tirex             (4 persons)
R&D

------------------------

(1) The percentages listed in the table is calculated on the basis of 224,757,559 shares of the common stock, $.001 par value, of the Company outstanding as at October 11, 2002.

(2) Our executive officers, directors and principal shareholders have pledged an aggregate of 11,986,315 (approximately 6% of our then outstanding shares) of their personal shareholdings in the Company as a security interest for our recent issuance of $750,000 of 8% convertible notes, pursuant to a Subscription Agreement and Security Agreement dated February 26, 2001. Specifically, John L. Threshie, Jr. pledged 1,891,204 shares, Louis Muro pledged 1,723,514 shares and Louis Sanzaro pledged 8,371597 shares of our common stock. These shares are currently being held in escrow, pending satisfaction of the terms of the notes. We were served a notice of default by the investors of the notes in July 2001. A Settlement Agreement was reached in April of 2002. The Company has been unable to respect its financial obligations undser the terms of the Settlement Agreement and negotiations with respect to a new settlement have not been completed. As of the date of this Report, 6,081,597 collateral shares remained in the hands of the Investors. This represents approximately 2.7% of our current outstanding stock.

(3) Includes: (i) 3,085,104 shares held of record by Mr. Muro as of October 11, 2002; and (ii) 734,000 shares held of record by Mr. Muro's wife, Nina Aviles Muro.

(4) Includes: (i) 950,000 shares held of record by Mr. Ash as of June 30, 2002; and (ii) 230,000 shares held of record in the name of Loryta Investments Limited an entity beneficially owned by the family of Mr. Ash.

(5) Messrs. Threshie and Muro hold all shares of Tirex R&D Class A Common Stock pursuant to the terms of a Shareholders agreement among them and the Company (the "Tirex R&D Shareholders Agreement"), pursuant to which they will be obligated to transfer all such shares to the Company, for no consideration, on May 2, 2001, unless the term of such Agreement is unilaterally extended by the Company. The Company does not intend to take any actions of any kind with respect to such shares which would be in violation of any Canadian government regulations governing tax and other financial incentives which may be available to Tirex R&D. The Company is in the process of preparing appropriate documentation the effect of which would be to extend the duration of the Agreement.

Changes in Control

         On February 26, 2001 we issued $750,000 worth of convertible notes at an annual rate of eight percent (8%) to certain investors. Interest payable on these notes is payable quarterly commencing June 30, 2001. In addition, all principal and unpaid interest due on the outstanding notes is immediately due and payable on February 26, 2003, or earlier in the event of a default. One of the conditions of this transaction was that we would file with the Securities and Exchange Commission a Registration Statement on Form SB-2 to register various securities issuable upon the conversion of notes by a date certain and that the Registration Statement would be effective by August 15, 2001. We failed to meet these deadlines and the investors served a notice of default on us on July 19, 2001. Negotiations were undertaken throughout the remainder of Calendar 2001 and into 2002 until a Settlement Agreement was reached on April 26, 2002. Under the terms of the Agreement, a copy of which is included as an Exhibit to this Report, the Company is obligated to pay down the amount owed to the Investor Group, including interest and penalties, over a period of approximately two years. During the time when an amount continues to be owed to the Investor Group, the Investor Group will have the right to sell up to 600,000 collateral or Rule 144 shares per month and apply the proceeds to interest due, fees and finally to reduction of the principle amount outstanding. Any remaining collateral shares at the time the debt will have been totally repaid will be returned to the original owners of the shares. The Investor Group was also given three series of warrants for 500,000 shares each, exercisable at prices of $0.01, $0.05 and $0.10 respectively and exercisable within pre-defined time windows over a three year period starting with the date of signature of the Settlement Agreement. . As of October24, 2002, the Investor Group had 6,081,597 collateral shares in their possession. As to the failure to have an SB-2 Registration Statement effective by August 15, 2001, the signing of the Settlement Agreement negated the default. Due to a lack of financial resources, the Company was forced to default on the terms of the Settlement Agreement. To date, the Investors have sold 5,904,718 shares of the original 11,986,315 collateral shares held by them.

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

         During the years ended June 30, 2001 and 2002, the Company's executive officers and certain consultants to the Company have waived substantial portions of their salaries, fees and/or unreimbursed expenses made by them on behalf, and for the account, of the Company, and have accepted shares of the Company's common stock in lieu thereof. In connection therewith shares have been issued as follows:

         During fiscal 2002 various officers and former officers received Common Stock in lieu of salaries and expense reimbursements and purchased shares of Common Stock totaling 14,524,312 shares. The shares issued or sold to officers were valued at thirty-five per cent (35%) of the then current market price. During Fiscal 2001, the number of shares issued for these reasons was 12,234,642.

         During fiscal 2000 the Company modified its agreement with Oceans Tire Recycling & Processing Co., Inc. ("OTRP") to clarify various terms of the parties prior agreements and to obtain a commitment by OTRP to pay future lease payments on the Production Model system, if necessary. The Company also exchanged its debt obligation to OTRP for 4,553,102 shares of its Common Stock, which was issued, pursuant to OTRP's request, to its principal shareholder and President.


ITEM 13.  EXHIBITS

FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

     The financial statements filed as a part of this report are as follows:

     Consolidated Balance Sheet - June 30, 2002

     Consolidated Statements of Operations for the years ended June 30, 2001 and 2002, and cumulative for the period from inception (July 15, 1987) to June 30, 2001

     Consolidated Statements of Owners' Equity (Deficit) as at July 15, 1987 and
      June 30, 2000 - 2002

     Consolidated Statements of Cash Flows for the years ended June 30, 2001 and
      2002 and cumulative for the period from inception (July 15,1987) to June 30, 2002

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

    SIGNATURES                                        TITLE                          Date
Principal Executive Officer:

/s/ JOHN L. THRESHIE, JR.                       Chairman of the Board           October 15, 2002
--------------------------------                of Directors and Chief
    John L. Threshie, Jr.                       Executive Officer


Principal Financial and Accounting Officer:

/s/ MICHAEL D.A. ASH                            Secretary, Treasurer,           October 15, 2002
--------------------------------                and Chief Financial and
    Michael D.A. Ash                            Accounting Officer


A Majority of the Board of Directors:

/s/ JOHN L. THRESHIE, JR.                       Chairman of the Board           October 15, 2002
--------------------------------                of Directors
    John L. Threshie, Jr.


/s/ LOUIS SANZARO                               Director                        October 15, 2002
--------------------------------
    Louis Sanzaro

/s/ LOUIS V. MURO                               Director                        October 15, 2002
--------------------------------
    Louis V. Muro

                  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
                 REPORTS FILED PURSUANT TO SECTION 15(D) OF THE
                      EXCHANGE ACT BY NON-REPORTING ISSUERS

         No annual report or proxy materials have been sent to security-holders during the fiscal year ended June 30, 2002 or the subsequent interim period. As at the date hereof, the Company plans to furnish proxy materials relating to its annual meeting, which is presently intended to be held during the current fiscal year. All such materials will be furnished to the Commission at the same time as they are sent to securities holders.

                              THE TIREX CORPORATION
                           A DEVELOPMENT STAGE COMPANY


                       CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2002

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
The Tirex Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of The Tirex Corporation and Subsidiaries (a development stage company) as of June 30, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2002 and 2001, and for the cumulative period from March 26, 1993 (date of inception) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a resonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Tirex Corporation and Subsidiaries (a development stage company) at June 30, 2002, and the results of their operations, and their cash flows for the years ended June 30, 2002 and 2001, and for the cumulative period from March 26, 1993 (date of inception) to June 30, 2002, in conformity with generally accepted accounting principles.

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



October 15, 2002                            Pinkham & Pinkham, P.C.
Cranford, New Jersey                        Certified Public Accountants

                     THE TIREX CORPORATION AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY

                           CONSOLIDATED BALANCE SHEET
                               AS AT JUNE 30, 2002

                          ----------------------------



                                                                     June 30,
                                                                       2002
                                                                   ------------
                                     ASSETS
                                     ------
Current Assets
  Cash and cash equivalents                                        $          -
  Accounts receivable                                                    33,213
  Notes receivable                                                       19,291
  Sales taxes receivable                                                 22,089
  Inventory                                                              65,165
  Research and Experimental Development tax credits receivable          246,970
  Prepaid expenses and deposits                                          33,956
                                                                   ------------
                                                                        420,684
Property and equipment, at cost, net of
  accumulated depreciation of $251,279                                  583,771
                                                                   ------------
Other assets
  Investment, at cost                                                    89,500
  Prepaid expenses and deposits                                         209,000
                                                                   ------------
                                                                        298,500
                                                                   ------------

                                                                   $  1,302,955
                                                                   ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities
  Accounts payable and accrued liabilties                          $  1,485,767
  Current portion of long-term debt                                      62,033
                                                                   ------------
                                                                      1,547,799
Other liabilities
  Long-term deposits and notes                                          217,500
  Government loans (net of current)                                     139,708
  Capital lease obligations (net of current)                             13,559
  Convertible notes                                                     932,240
  Convertible note                                                      185,556
  Loans from related parties                                          1,012,778
                                                                   ------------
                                                                      2,501,341
                                                                   ------------

                                                                      4,049,140
                                                                   ------------
Stockholders' Equity (Deficit)
  Common stock,  $.001 par value, authorized
   250,000,000 shares, issued and outstanding
   224,757,559 shares (June 30, 2001 - 176,366,408 shares)              224,758
  Additional paid-in capital                                         24,618,899
  Deficit accumulated during the development stage                  (27,389,673)
  Unrealized gain (loss) on foreign exchange                           (200,169)
                                                                   ------------
                                                                     (2,746,185)
                                                                   ------------

                                                                   $  1,302,955
                                                                   ============

                 See Notes to Consolidated Financial Statements

                     THE TIREX CORPORATION AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                         ------------------------------

                                                      Twelve months ended           Cumulative from
                                                   June 30,          June 30,      March 26, 1993 to
                                                     2002              2001          June 30, 2002
                                                 -------------     -------------     -------------
Revenues                                         $      28,515     $           -     $   1,354,088

Cost of Sales                                           12,981                 -         1,031,075
                                                 -------------     -------------     -------------

Gross profit                                            15,534                 -           323,013
                                                 -------------     -------------     -------------
Operations
  General and administrative                         1,209,913         1,992,559        10,655,905
  Depreciation and amortization                         53,184           147,611           340,585
  Research and development                           2,297,577           807,272        14,946,966
                                                 -------------     -------------     -------------

Total Expense                                        3,560,674         2,947,442        25,943,456
                                                 -------------     -------------     -------------

Loss before other expenses (income)                 (3,545,140)       (2,947,442)      (25,620,443)
                                                 -------------     -------------     -------------
Other expenses (income)
  Interest expense                                     222,204           161,956           657,486
  Interest income                                            -                 -           (45,443)
  Income from stock options                                  -                 -           (10,855)
  Loss on disposal of equipment                              -             4,549
                                                 -------------     -------------     -------------

                                                       222,204           161,956           605,737
                                                 -------------     -------------     -------------

Net loss                                            (3,767,344)       (3,109,398)      (26,226,180)
                                                 -------------     -------------     -------------
Other comprehensive loss
  Loss (gain) on foreign exchange                            -             2,740           106,137
                                                 -------------     -------------     -------------

Net loss and comprehensive loss                  $  (3,767,344)    $  (3,112,138)    $ (26,332,317)
                                                 =============     =============     =============
Basic and Diluted net loss and comprehensive
  loss per common share                          $       (0.02)    $       (0.02)    $       (0.55)
                                                 =============     =============     =============
Weighted average shares of common
  stock outstanding                                204,212,265       170,139,483        47,673,720
                                                 =============     =============     =============

                 See Notes to Consolidated Financial Statements

                     THE TIREX CORPORATION AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                               AS AT JUNE 30, 2002

            --------------------------------------------------------

                                                                                       Deficit
                                                                                     Accumulated
                                           Common Stocks              Additional       during        Unrealized
                                    ----------------------------       Paid-in       Development      Foreign
                                       Shares          Amount          Capital         Stage          Exchange          Total
                                    ------------    ------------    ------------    ------------    ------------    ------------
Balance as at June 30, 2001          176,366,408    $    176,366    $ 22,592,701    $(23,622,329)   $   (180,229)   $ (1,033,491)
                                    ------------    ------------    ------------    ------------    ------------    ------------

Stock issued for services             18,466,162          18,466         314,859                                         333,325
Stock issued for options                                                                                                     -
Stock issued in exchange for debt     24,075,502          24,076       1,649,442                                       1,673,518
Conversion of debentures                                                                                                     -
Issuance of common stock               5,849,487           5,850          61,897                                          67,747
Unrealized foreign exchange                                                                                                  -
Grants issued                                                                                                                -
Net loss for the year                                                                 (2,262,394)        (32,390)     (2,294,784)
                                    ------------    ------------    ------------    ------------    ------------    ------------

Balance as at June 30, 2002          224,757,559    $    224,758    $ 24,618,899    $(25,884,723)   $   (212,619)   $ (1,253,685)
                                    ============    ============    ============    ============    ============    ============

                 See Notes to Consolidated Financial Statements

                     THE TIREX CORPORATION AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                          -----------------------------

                                                                         Twelve months ended        Cumulative from
                                                                       June 30,        June 30,    March 26, 1993 to
                                                                         2002            2001        June 30, 2002
                                                                     ------------    ------------    ------------
Cash flows from operating activities:

   Net loss                                                          $ (3,767,344)   $ (3,112,138)   $(26,332,317)
                                                                     ------------    ------------    ------------
   Adjustments to reconcile net loss to net cash
     used in operating activities:
   Depreciation and amortization                                           53,184         147,611         339,344
   (Gain) loss on disposal and abandonment of assets                    1,500,000         (47,492)      1,474,847
   Stock issued in exchange for interest                                        -           4,200         169,142
   Stock issued in exchange for services and expenses                     333,325         872,215      10,531,722
   Stock options issued in exchange for services                                -         512,377       3,083,390
   Unrealized (loss) gain on foreign exchange                             (19,940)       (340,681)       (200,189)

Changes in assets and liabilities:
   (Increase) decrease in:
   Account receivable                                                     (33,213)              -         (33,213)
   Inventory                                                               10,794          34,002         (65,165)
   Sales tax receivable                                                    25,261         (28,062)        (22,089)
   Research and experimental development tax credits receivable           114,059         114,192        (246,970)
   Other assets                                                           193,297        (109,361)       (253,076)
   (Decrease) increase in :
   Accounts payables and accrued liabilities                              135,447         285,512       1,622,515
   Accrued salaries                                                        90,874        (213,778)        290,072
   Due to stockholders                                                          -               -           5,000
                                                                     ------------    ------------    ------------

Net cash used in operating activities                                  (1,364,256)     (1,881,403)     (9,636,987)
                                                                     ------------    ------------    ------------
Cash flow from investing activities:
   Increase in notes receivable                                            (5,949)              -        (256,943)
   Reduction in notes receivable                                                -         116,089         237,652
   Investment                                                             (89,500)              -         (89,500)
   Equipment                                                                    -         (60,769)       (321,567)
   Equipment assembly costs                                                     -               -      (1,999,801)
   Organization cost                                                            -               -           6,700
   Reduction in security deposit                                                -               -          (1,542)
                                                                     ------------    ------------    ------------

Net cash used in investing activities                                     (95,449)         55,320      (2,425,001)
                                                                     ------------    ------------    ------------
Cash flow from financing activities:
   Loans from related parties                                           1,070,823         728,305       4,221,235
   Deferred financing costs                                               100,614          79,943         180,557
   Proceeds from deposits                                                       -               -         143,500
   Payments on notes payable                                                    -               -        (409,939)
   Proceeds from convertible notes                                              -         754,999         754,999
   Proceeds from notes payable                                                  -               -         409,939
   Payments on lease obligations                                           (7,668)        (57,339)        (86,380)
   Proceeds from issuance of convertible subordinated debentures                -               -       1,035,000
   Proceeds from loan payable                                                   -               -         591,619
   Payments on loan payable                                              (342,278)        (75,147)       (435,811)
   Proceeds from issuance of stock options                                      -               -          20,000
   Proceeds from grants                                                   569,111         353,725       3,441,155
   Proceeds from issuance of common stock                                   5,850             733          81,299
   Proceeds from additional paid-in capital                                61,897          39,427       2,114,558
                                                                     ------------    ------------    ------------

Net cash provided by financing activities                               1,458,349       1,824,646      12,061,731
                                                                     ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents                       (1,356)         (1,437)           (257)

Cash and cash equivalents -  beginning of period                            1,356           2,793             257
                                                                     ------------    ------------    ------------

Cash and cash equivalents - end of period                            $          -    $      1,356    $          -
                                                                     ============    ============    ============

                 See Notes to Consolidated Financial Statements


Supplemental Disclosure of Non-Cash Activities: During the years ended June 30,
   2002 and June 30, 2001, the Company recorded an increase in common stock and in additional paid-in capital of $1,673,518 and $1,559,101, respectively, which was in recognition of the payment of debt. During the years ended June
   30, 2002 and June 30, 2001, stock was issued in exchange for services performed and expenses in the amount of $333,325 and $872,215, respectively.
   During the year ended June 30, 2001, stock options were issued in exchange for services totalling $512,377. No stock options were issued for services performed and expenses during the year ended June 30, 2002.

Convertible debentures were exchanged into common stock totaling $20,000 during the year ended June 30, 2001. Accrued interest of $4,200 was also converted into common stock during the year ended June 30, 2001. For the year ended
   June 30, 2002, there were no convertible debentures or accrued interest converted into common stock.

Supplemental Disclosure of Cash Flow Information:
Interest paid                                                        $     59,456    $     80,876    $   211,724
                                                                     ============    ============    ===========

Income taxes paid                                                    $          -    $          -    $         -
                                                                     ============    ============    ===========

                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                    (AUDITED)

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

DEVELOPMENTAL STAGE
At June 30, 2002, the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

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

The adoption of SFAS 128 had no effect on previously reported loss per share amounts for the year ended June 30, 1997. For the years ended June 30, 2002 and June 30, 2001, Primary Loss per Share was the same as Basic Loss per Share and Fully Diluted Loss per Share was the same as Diluted Loss per Share. A net loss was reported in 2001 and 2000, and accordingly, in those years, the denominator for the Basic EPS calculation was equal to the weighted average of outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company's common stock because to do so would have been anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of the Company's financial instruments, which principally include cash, note receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

The fair values of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At June 30, 2002 and June 30, 2001, respectively, the carrying value of all financial instruments was not materially different from fair value.

INCOME TAXES
The Company has net operating loss carryovers of approximately $27.4 million as of June 30, 2002, expiring in the years 2004 through 2017. However, based upon present Internal Revenue Service regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock and there has been a change in control as defined by the Internal Revenue Service regulations, a substantial portion of this loss carryover may not be available to the Company.

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

The Company has research and experimental development tax credits receivable from the Canadian Federal government and the Quebec Provincial government amounting to $246,970 at June 30, 2002 compared to $361,029 as of June 30, 2001. These are the result of tax credits for research and experimental development expenditures made by the Company which are not contingent upon any offset against any income taxes otherwise payable.

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

Note 2   GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $3,767,344 and $3,112,138 during the years ended June 30, 2002 and June 30, 2001, respectively.

In March 1993, the Company had begun its developmental stage with a new business plan. As of March 2000, the Company had developed a production quality prototype of its patented system for the disintegration of scrap tires, but nonetheless continued its research and development efforts to improve the machine's performance and to permit greater flexibility in design for specific customer applications. Due to the Company's lack of working capital during the six month period ended June 30, 2002, all rubber crumb production has ceased and research and development efforts have been hampered. Pending receipt of funding from operations, government assistance, loans or equity financing, crumb rubber production and previous research and development efforts will not be resumed. While the Company has engaged the process of marketing the TCS System to numerous potential clients since the beginning of the fiscal year commencing July 1, 2000, as of June 30, 2002, the Company had not yet consummated an unconditional purchase order for a TCS System.

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

Note 3   FINANCING COST

During the year ended June 30, 1999, the Company incurred costs of $158,255 in connection with debt financing. These costs have been capitalized in other assets and are being amortized over the terms of the financing. Amortization of financing costs for the year ended June 30, 2000 was $125,291, reducing this account balance to zero. During the year ended June 30, 2001, the Company incurred costs of $180,557 in connection with debt financing. These costs have been capitalized in other assets and are being amortized over the terms of the financing. Amortization of financing costs for the years ended June 30, 2002 and June 30, 2001 was $100,614 and $79,943, respectively.


Note 4   PROPERTY AND EQUIPMENT

As of June 30, 2002, plant and equipment consisted of the following:

Furniture, fixtures and equipment                           $    159,889
Leasehold improvements                                           175,161
Manufacturing equipment                                          500,000
                                                            ------------
Subtotal                                                         835,050
Less: Accumulated depreciation and amortization                  251,279
                                                            ============
Total                                                       $    583,771

Depreciation and amortization expense charged to operations for the years ended June 30, 2002 was $53,184 and $147,611, respectively.

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

Loan repayable over five years commencing June 30, 2000 and ending
June 30, 2004                                                          $  51,438
Loan repayable over five years commencing June 30, 2001 and ending
June 30, 2005                                                             56,402

Loan repayable in amounts equal to 1% of annual sales in Spain and/or Portugal throughout June 30, 2007, to a maximum of the balance of the loan outstanding. If no sales occur on or before
this date in Spain and Portugal, the loan will become non-repayable.      14,000

Loan repayable in amounts equal to 11/2% of annual sales in Spain and/or Portugal through June 30, 2004 to a maximum of the
balance of the loan outstanding. If no sales occur before this
date in Spain and Portugal, the loan will become non-repayable.           66,500
                                                                       ---------
                                                                         188,340
Less: Current portion                                                     48,632
                                                                       ---------
Long-term portion                                                      $ 139,708
                                                                       =========

Principal repayments are as follows:
June 30                                                                   Amount
-------                                                                ---------
2003                                                                     $48,632
2004                                                                     105,128
2005                                                                      20,580
2006                                                                           -
2007                                                                      14,000
                                                                        $188,340
                                                                       =========

During the year ended June 30, 2002, the Company was declared in default, with respect to the loan under the Industrial Recovery Program for Southwest Montreal, as a result of a late installment repayment and as such was obligated to repay the entire remaining balance due on the loan at an earlier date than the March 31, 2002 maturity date.

Note 6   CAPITAL LEASE OBLIGATIONS

The Company leases certain manufacturing equipment under agreements classified as capital leases. The cost and the accumulated amortization for such equipment as of June 30, 2002 was $62,400 and $37,440, respectively. The cost and accumulated amortization for such equipment as of June 30, 2001 was $62,400 and $24,960, respectively. The equipment under capital leases has been included in property and equipment on the balance sheet. The Company is in arrears on payment of these leases but default has not been declared. The leased equipment is not part of the Company's TCS System prototype.

The following is a schedule by years of future minimum lease payments under capital leases of equipment together with the obligations under capital leases (present value of future minimum rentals) as at June 30, 2002:


Years ended June 30                                                                 Amount
-------------------                                                               ----------
2003                                                                              $   15,513
2004                                                                                  15,514
                                                                                  ----------
Total minimum lease payments                                                          31,027
Less: Amount representing interest                                                     4,067
                                                                                  ----------
Total obligations under capital lease                                                 26,960
Less: Current portion of obligations under capital leases                             13,401
                                                                                  ----------

Long-term obligation portion of under capital leases, with interest rate of 10%       13,559
                                                                                  ==========

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

Note 8   CONVERTIBLE NOTES

The Convertible Notes appearing on the balance sheet as of June 30, 2002 consisted of an investment arrangement with a group of institutional investors involving a multi-stage financing under which the Company had access to, at its option, up to $5,000,000. A first tranche of $750,000 was completed but no further draw downs were made. The terms of the convertible note were:

Balance at June 30, 2002 and June 30, 2001       $ 750,000

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

Common stock warrants                            The Convertible Notes carried
                                                 an option to purchase Common
                                                 stock warrants at the rate of
                                                 one Warrant for each $1.25 of
                                                 purchase price. The exercise
                                                 price on the first tranche of $
                                                 750,000 is $.077 per share.

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

On April 24, 2002 the Company entered into a Settlement Agreement with the Note holders. In the event of a default under the Settlement Agreement, the term of the Convertible Notes would become effective once again. The conclusion of the Settlement Agreement has negated the default. The main terms of the Settlement Agreement are as follows:


Amount due including interest calculated to
June 30, 2002 and penalties to date, and
deducting proceeds from the sale of                    $932,240
collateral shares in the amount of $16,260

Interest rate on the debt                              8%

                                                       $1,000 on May 15, 2002
Repayment terms                                        $1,000 on June 15, 2002
                                                       $38,843.33 each month
                                                       for up to twenty-four
                                                       months starting August 1,
                                                       2002

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

Right to sell collateral shares and Rule 144 shares    The Investors have the
                                                       right to sell up to
                                                       600,000 collateral shares
                                                       and/or Rule 144 shares
                                                       per month, with proceeds
                                                       to be first applied
                                                       against interest and fees
                                                       and thereafter against
                                                       principal.

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

During the year ended June 30, 2002, the Company authorized the investors to sell 1,800,000 of the shares held as security.

Note 9   CONVERTIBLE NOTE

A convertible note, under a private arrangement, consists of the following:

Balance at June 30, 2002 and June 30, 2001                 $ 185,556

Interest rate                                                   8%

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

Note 10  RELATED PARTY TRANSACTIONS

Convertible loans include amounts primarily due to Directors, Officers and employees. Historically, such amounts due have been repaid through the issuance of stock. At June 30, 2002 and June 30, 2001, the balances owing to Directors and Officers was $796,429 and $1,120,828, respectively. These amounts are without interest or terms of repayment.

Various Notes Receivable from Officers, separately reported on the audited Balance Sheet of June 30, 2000, plus accrued interest thereon, were offset against amounts due to these Officers as of June 30, 2001.

Long-term deposits and notes included an amount of $118,500 at June 30, 2002, which is payable to Ocean Tire Recycling & Processing Co., Inc., a company owned by a Director of the Company.

Subsequent to June 30, 2000, the Company modified an agreement with Ocean Tire Recycling & Processing Co., Inc. to clarify various terms of the parties' prior agreements and to obtain a commitment by Ocean Tire Recycling & Processing Co., Inc. to pay, when necessary, lease payments on the prototype TCS System. As part of the agreement, the Company will repay Ocean Tire Recycling & Processing Co., Inc. in cash or through the issuance of stock. The lease payments, under the accounting provisions for an operating lease, have been recorded as a Research and Development expense and the debt obligation included in loans from related parties. During the year ended June 30, 2001, 6,500,000 common shares were issued under the agreement as a partial Settlement. During the year period ended June 30, 2002, an additional 4,553,102 common shares were issued under the agreement to a designated person assigned by Ocean Tire Recycling & Processing Co., Inc.

Note 11  EXCHANGE OF DEBT FOR COMMON STOCK

During the fiscal year ended June 30, 2001, the Company recorded an increase in common stock and additional paid-in capital of $1,905,838 representing issuances of stock in lieu of cash payments for debts owed. During the year ended June 30, 2002, the Company recorded increases in common stock and paid-in capital of $1,673,518, reflecting the exchange of common stock for debts owed.

Note 12  COMMON STOCK

During the year ended June 30, 2002 and the year ended June 30, 2001, the Company issued common stock in exchange for services performed totaling $333,325 and $1,388,792, respectively. Included in these amount are payments to Officers of the Company in exchange for salary and expenses in the amount of $57,796 and $1,115,784, respectively. The dollar amounts assigned to such transactions have been recorded at the fair value of the services received.

On January 31, 2001, the Company's stockholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock, par value $0.001, from 165,000,000 shares to 250,000,000 shares.

As at June 30, 2002, the Company had 224,757,559 Common shares issued and outstanding.

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

During the year ended June 30, 2001, the Company issued 9,300,000 shares as Grants under the Stock Plan at an average stock price of $.093 for an aggregate consideration of $867,374. During the year ended June 30, 2002, the Company issued 750,000 shares as Grants under the Stock Plan at an average stock price of $.016 for an aggregate consideration of $12,031.

During the year ended June 30, 2001, the Company had the following transactions as Options under the Stock Plan:

                                                    Number of    Avg. exercise     Aggregate
                                                      Shares         price       consideration
                                                    ---------    ------------    ------------
Granted and unexercised at beginning
of year                                                Nil                -               -
Granted and exercised during the year               9,698,228    $      0.131    $  1,273,334
Granted and unexercised at end of year                 Nil                -               -

The exercise price at the time the Options were granted and exercised was approximately equal to the market price at that time.

There were no Options granted or exercised during the year period ended June 30, 2002.

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

Note 15  GOVERNMENT ASSISTANCE

The Company is eligible for and has made claims for tax credits related to scientific research and experimental development expenditures made in Canada. These amounts, under Canadian Federal and Provincial tax law in conjunction with its annual tax return filings, need not be offset against taxes otherwise payable to become refundable to the Company at the end of its fiscal year. As such, during the year ended June 30, 2002, the Company received approximately $569,111 which has been recorded as an increase in stockholders' equity paid-in capital. Also, during the year ended June 30, 2001, the Company received approximately $353,725 which has also been recorded as an increase in stockholders' equity paid-in capital. During the year ended June 30, 2002, the Company recorded additional tax credits in the amount of $246,970, bringing the reported receivable balance from these governments from $361,029 as of June 30, 2001 to $246,970 as of June 30, 2002.

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

                    June 30,                     Amount
                    --------                   ----------
                      2003                     $  141,261
                                               ----------


Rental expense for the years ended June 30, 2002 and June 30, 2001 amounted to $205,141 and $215,237, respectively.


The lease contains a second ranking moveable hypothec in the amount of $300,000 on the universality of the Company's moveable property.

At June 30, 2002, the Company was in arrears of rent, including interest and related charges, in the amount of $371,285.

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

An action was brought by a Plaintiff against the Company, alleging that the Company had agreed to issue 1,000,000 shares of its Common stock to the Plaintiff in consideration for expenses allegedly paid by the Plaintiff in the amount of approximately $150,000. These expenses allegedly were incurred in relation to the rental of certain office space and performance of administrative services. The Plaintiff's complaint seeks to impose an equitable trust or lien on 1,000,000 of unissued shares of the Company, demands the issuance of 1,000,000 shares to the Plaintiff and seeks for breach of contract, monetary damages of $1,400,000. Counsel for the Company denied all of the Plaintiff's allegations and on July 24, 2002, a court dismissed the complaint for "Lack of Prosecution".

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

An action was instituted by a Plaintiff, the Company's landlord, against the Company in June 2001 for arrears of rent in the amount of approximately $113,900. The Company is currently in negotiation with its landlord and the action is still pending. As of June 30, 2002, the Company was in arrears of rent and property taxes to its landlord in the amount of approximately $233,700.

Note 18  ACCUMULATED OTHER COMPREHENSIVE INCOME

The deficit accumulated during the development stage included accumulated comprehensive other income totaling $103,396.