Form 10QSB
period 2002-09-30
TIREX CORP
filed 2003-01-21
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act
of 1934 For the transition period from            to
                                       ----------    ----------

                       Commission File Number 33-17598-NY

                              THE TIREX CORPORATION
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                    Delaware                              22-2824362
         -------------------------------               ----------------
         (State or other jurisdiction of               (I.R.S. Employer
         Incorporation or Organization)               Identification No.)


   Unit 17 - 3400 Losch, Longueuil (St-Hubert Borough), Quebec, Canada J3Y5T6
   --------------------------------------------------------------------------
                    (Address of Principal executive offices)

                                 (450) 676-4499
                ------------------------------------------------
                (Issuer's telephone number, including area code)

               3828 St. Patrick, Montreal, Quebec, Canada, H4E 1A4
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding for each of the issuer's classes of common equity, as of January 3, 2003: 224,757,559 shares

Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                              The Tirex Corporation
                          (A Development Stage Company)


                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)                                   Page
                                                                            ----

         The Tirex Corporation and Subsidiaries
           Consolidated Balance Sheets as of
             September 30, 2002 and June 30, 2002...........................   1

         Consolidated Statements of Operations
           for the three month periods
             ended September 30, 2002 and 2001..............................   2

         Consolidated Statements of Cash Flows
           for the three month periods
             ended September 30, 2002 and 2001..............................   3

         Notes to Financial Statements (Unaudited)..........................   5

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations....................  17

PART II B OTHER INFORMATION

Item 1 - Legal Proceedings..................................................  19

Item 2 - Changes in Securities and Use of Proceeds..........................  21

Item 3 - Defaults Upon Senior Securities....................................  21

Item 4 - Submission of Matters
            to a Vote of Security Holders...................................  22

Item 6 - Exhibits and Reports on Form 8-K...................................  22




The financial statements are unaudited. However, pursuant to SEC requirements, the Company's independent auditor reviewed the consolidated financial statements. Readers are cautioned that a review engagement does not constitute an audit. Management of registrant believes that all necessary adjustments, including normal recurring adjustments, have been reflected to present fairly the financial position of registrant at September 30, 2002 and the results of its operations and changes in its cash position for the three month periods ended September 30, 2002 and 2001 and for the period from inception (July 15, 1987).

                              THE TIREX CORPORATION
                           A DEVELOPMENT STAGE COMPANY

                           CONSOLIDATED BALANCE SHEET
                               September 30, 2002


                                                                 (Unaudited)       (Audited)

                                                                 September 30,     June 30,
                                                                     2002            2002
                                                                 ------------    ------------

                                     ASSETS
                                     ------
Current Assets
  Cash and cash equivalents                                      $         --    $         --
  Accounts receivable                                                  28,577          33,213
  Notes receivable                                                     18,428          19,291
  Sales taxes receivable                                               29,397          22,089
  Inventory                                                            62,250          65,165
  Research and experimental development tax credits receivable        169,876         246,970
  Prepaid expenses and deposits                                        30,648          33,956
                                                                 ------------    ------------
                                                                      339,176         420,684

Property and equipment,
  salvage value                                                        50,000         583,771
                                                                 ------------    ------------

Other assets
  Investment, at cost                                                  89,500          89,500
  Prepaid expenses and deposits                                       209,000         209,000
                                                                 ------------    ------------
                                                                      298,500         298,500
                                                                 ------------    ------------


                                                                 $    687,676    $  1,302,955
                                                                 ============    ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities
  Accounts payable and accrued liabilties                        $  1,545,405    $  1,485,766
  Current portion of long-term debt                                    37,246          62,033
                                                                 ------------    ------------
                                                                    1,582,651       1,547,799

Other liabilities
  Long-term deposits and notes                                        217,500         217,500
  Government loans (net of current)                                   131,158         139,708
  Capital lease obligations (net of current)                           13,559          13,559
  Convertible notes                                                   932,240         932,240
  Convertible note                                                    185,556         185,556
  Loans from related parties                                        1,062,155       1,012,778
                                                                 ------------    ------------
                                                                    2,542,168       2,501,341
                                                                 ------------    ------------

                                                                    4,124,819       4,049,140
                                                                 ------------    ------------
Stockholders' Equity (Deficit)
  Common stock,  $.001 par value, authorized
   250,000,000 shares, issued and outstanding
   224,757,559 shares (June 30, 2001 - 176,366,408 shares)            224,758         224,758
  Additional paid-in capital                                       24,618,899      24,618,899
  Deficit accumulated during the development stage                (28,114,811)    (27,389,673)
  Unrealized loss on foreign exchange                                (165,989)       (200,169)
                                                                 ------------    ------------
                                                                   (3,437,143)     (2,746,185)
                                                                 ------------    ------------


                                                                 $    687,676    $  1,302,955
                                                                 ============    ============

                              THE TIREX CORPORATION
                           A DEVELOPMENT STAGE COMPANY

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS



                                                       (Unaudited)

                                                   Three months ended
                                                       September 30             Cumulative from
                                               ------------------------------  March 26, 1993 to
                                                    2002             2001      September 30, 2002
                                               -------------    -------------    -------------
Revenues                                       $          --    $          --    $   1,354,088

Cost of Sales                                             --               --        1,031,075

                                               -------------    -------------    -------------

Gross profit                                              --               --          323,013
                                               -------------    -------------    -------------

Operations
  General and administrative                         245,359          289,954       10,901,264
  Depreciation and amortization                        5,914           13,954          346,499
  Research and development                           450,000           87,839       15,396,966
                                               -------------    -------------    -------------

Total expense                                        701,273          391,747       26,644,729
                                               -------------    -------------    -------------

Loss before other expenses (income)                 (701,273)        (391,747)     (26,321,716)
                                               -------------    -------------    -------------

Other (expenses) income
  Interest expense                                    23,865           26,093          681,351
  Interest income                                         --               --          (45,443)
  Income from stock options                               --               --          (10,855)
  Loss on disposal of equipment                           --               --            4,549
                                               -------------    -------------    -------------

                                                      23,865           26,093          629,602
                                               -------------    -------------    -------------

Net loss                                            (725,138)        (417,840)     (26,951,318)
                                               -------------    -------------    -------------

Other comprehensive loss
  Loss on foreign exchange                                --            1,081          106,137
                                               -------------    -------------    -------------


Net loss and comprehensive loss                $    (725,138)   $    (418,921)   $ (27,057,455)
                                               =============    =============    =============

Basic and Diluted net loss and comprehensive
  loss per common share                        $       (0.00)   $       (0.00)   $       (0.53)
                                               =============    =============    =============

Weighted average shares of common
  stock outstanding                              224,757,559      181,615,765       50,555,679
                                               =============    =============    =============

                              THE TIREX CORPORATION
                           A DEVELOPMENT STAGE COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                            (Unaudited)

                                                                         Three months ended
                                                                             September 30           Cumulative from
                                                                     ----------------------------  March 26, 1993 to
                                                                         2002            2001      September 30, 2002
                                                                     ------------    ------------    ------------
Cash flows from operating activities:

     Net  loss                                                       $   (725,138)   $   (418,921)   $(27,057,455)
                                                                     ------------    ------------    ------------

     Adjustments to reconcile net loss to net cash
       used in operating activities:
     Depreciation and amortization                                          5,914          13,943         345,258
     (Gain) loss on disposal and abandonment of assets                    530,651              --       2,005,498
     Stock issued in exchange for interest                                     --              --         169,142
     Stock issued in exchange for services and expenses                        --         367,273      10,531,722
     Stock options issued in exchange for services                             --              --       3,083,390
     Unrealized (loss) gain on foreign exchange                            34,180          24,158        (166,009)

Changes in assets and liabilities:
     (Increase) decrease in:
     Account receivable                                                     4,636             514         (28,577)
     Inventory                                                              2,915           2,928         (62,250)
     Sales tax receivable                                                  (7,308)          5,175         (29,397)
     Research and experimental development tax credits receivable          77,094          32,356        (169,876)
     Other assets                                                           3,308          90,572        (249,768)
     (Decrease) increase in :
     Accounts payables and accrued liabilities                             48,613        (269,751)      1,671,128
     Accrued salaries                                                      11,026         (12,374)        301,098
     Due to stockholders                                                       --              --           5,000
                                                                     ------------    ------------    ------------

Net cash used in operating activities                                     (14,109)       (164,127)     (9,651,096)
                                                                     ------------    ------------    ------------

Cash flow from investing activities:
     Increase in notes receivable                                              --              --        (256,943)
     Reduction in notes receivable                                            863              --         238,515
     Investment                                                                --         (89,500)        (89,500)
     Equipment                                                                 --              --        (321,567)
     Equipment assembly costs                                                  --              --      (1,999,801)
     Organization cost                                                         --              --           6,700
     Reduction in security deposit                                             --              --          (1,542)
                                                                     ------------    ------------    ------------

Net cash used in investing activities                                         863         (89,500)     (2,424,138)
                                                                     ------------    ------------    ------------

Cash flow from financing activities:
     Loans from related parties                                                --              --       4,221,235
     Deferred financing costs                                                  --          26,968         180,557
     Proceeds from deposits                                                    --              --         143,500
     Payments on notes payable                                                 --              --        (409,939)
     Proceeds from convertible notes                                           --              --         754,999
     Proceeds from notes payable                                               --              --         409,939
     Payments on lease obligations                                             --         (17,148)        (86,380)
     Proceeds from issuance of convertible subordinated debentures             --              --       1,035,000
     Proceeds from loan payable                                                --              --         591,619
     Payments on loan payable                                             (53,815)             --        (489,626)
     Proceeds from issuance of stock options                                   --              --          20,000
     Proceeds from grants                                                  67,061         239,609       3,508,216
     Proceeds from issuance of common stock                                    --              --          81,299
     Proceeds from additional paid-in capital                                  --              --       2,114,558
                                                                     ------------    ------------    ------------

Net cash provided by financing activities                                  13,246         249,429      12,074,977
                                                                     ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents                           --          (4,198)           (257)

Cash and cash equivalents -  beginning of period                               --           1,356             257
                                                                     ------------    ------------    ------------

Cash and cash equivalents - end of period                            $         --    $     (2,842)   $         --
                                                                     ============    ============    ============

                              THE TIREX CORPORATION
                           A DEVELOPMENT STAGE COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                           (Unaudited)

                                                         Three months ended
                                                            September 30           Cumulative from
                                                    ---------------------------   March 26, 1993 to
                                                        2002           2001      September 30, 2002
                                                    ------------  -------------     ------------
Supplemental Disclosure of Cash Flow Information:

           Interest paid                            $        862   $     26,094     $    212,586
                                                    ============   ============     ============

           Income taxes paid                        $         --   $         --     $         --
                                                    ============   ============     ============

                              THE TIREX CORPORATION
                           A DEVELOPMENT STAGE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


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

DEVELOPMENTAL STAGE
At September 30, 2002, the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

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

PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost less accumulated depreciation and provisions for write-downs. Depreciation is computed using the straight-line method over the estimated useful lives of five years.

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

The adoption of SFAS 128 had no effect on previously reported loss per share amounts for the year ended June 30, 1997. For the three month period ended September 30, 2002, Primary Loss per Share was the same as Basic Loss per Share and Fully Diluted Loss per Share was the same as Diluted Loss per Share. A net loss was reported in 2002 and 2001, and accordingly, in those months, the denominator for the Basic EPS calculation was equal to the weighted average of outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company's common stock because to do so would have been anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of the Company's financial instruments, which principally include cash, note receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

The fair values of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. As of September 30, 2002 the carrying value of all financial instruments was not materially different from fair value.

INCOME TAXES
The Company has net operating loss carryovers of approximately $27.6 million as of September 30, 2002, expiring in the years 2004 through 2018. However, based upon present Internal Revenue Service regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock and there has been a change in control as defined by the Internal Revenue Service regulations, a substantial portion of this loss carryover may not be available to the Company.

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

Note 2   GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss for the three month period ended September 30, 2002 in the amount of $194,487.

In March 1993, the Company had begun its developmental stage with a new business plan. As of March 2000, the Company had developed a production quality prototype of its patented system for the disintegration of scrap tires, but nonetheless continued its research and development efforts to improve the machine's performance and to permit greater flexibility in design for specific customer applications. Due to the Company's lack of working capital during the six month period ended June 30, 2002, all rubber crumb production has ceased and research and development efforts have been hampered. Pending receipt of funding from operations, government assistance, loans or equity financing, crumb rubber production and previous research and development efforts will not be resumed. While the Company has engaged the process of marketing the TCS System to numerous potential clients since the beginning of the fiscal year commencing July 1, 2000, as of September 30, 2002, the Company had not yet consummated an unconditional purchase order for a TCS System.

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

Note 3   PROPERTY AND EQUIPMENT, SALVAGE VALUE

Subsequent to September 30, 2002, Management vacated its production facility. All of the Company's product, property and equipment was either abandoned, stored, or returned to the Lessor of that equipment. Management decided to suspend indefinitely its efforts to re-lease or exercise purchase options of the Air Plant which had been returned to the Lessor. Without these components, the TCS-1 First Production Model cannot be used. Management decided to further write down, retroactive to September 30, 2002, those assets owned by the Company to net realizable salvage value which the Company estimated at approximately US$50,000. As of June 30th, these assets were being carried on the Company's books at $580,651, resulting in a write-down amount to $530,651.

Depreciation and amortization expense charged to operations for the three-month period ended September 30, 2002 was $5,914.

Note 4   GOVERNMENT LOANS

Canada Economic Development
A loan payable under the Industrial Recovery Program for Southwest Montreal amounting to 20% of certain eligible costs incurred (maximum loan $333,300) repayable over four years commencing March 31, 1999 and ending March 31, 2002, unsecured and non-interest bearing. (If the Company defaults, the loans become interest bearing).

Loans payable under the Program for the Development of Quebec SMEs based on 50% of approved eligible costs for the preparation of market development studies in certain regions. Loans are unsecured and non-interest bearing. (If the Company defaults, the loans become interest bearing).

Loan repayable over five years commencing June 30, 2000
and ending June 30, 2004                                               $  38,138
Loan repayable over five years commencing June 30, 2001
and ending June 30, 2005                                                  39,596
Loan repayable in amounts equal to 1% of annual sales in Spain and / or Portugal throughout June 30, 2007, to a maximum of the balance of the loan outstanding.  If no sales occur on or before
this date in Spain and Portugal, the loan will become non-repayable       14,000

Loan repayable in amounts equal to 11/2% of annual sales in Spain and / or Portugal through June 30, 2004 to a maximum of the balance of the loan outstanding. If no sales occur before this date in Spain and Portugal, the loan will become non-repayable

                                                                          66,500
                                                                       ---------
                                                                         158,234
Less: Current portion                                                     27,076
                                                                       ---------
Long-term portion                                                      $ 131,158
                                                                       =========

Principal repayments are as follows:
June 30                                                                  Amount
-------                                                                ---------

2003                                                                   $  27,076
2004                                                                      96,578
2005                                                                      20,580
2006                                                                           -
2007                                                                      14,000
                                                                       $ 158,234
                                                                       =========

During the year ended June 30, 2002, the Company was declared in default, with respect to the loan under the Industrial Recovery Program for Southwest Montreal.

Note 5   CAPITAL LEASE OBLIGATIONS

The Company leases certain manufacturing equipment under agreements classified as capital leases.

The value of such equipment as of September 30, 2002 is included in property and equipment salvage value on the balance sheet. The Company is in arrears on payment of these leases but default has not been declared. The leased equipment is not part of the Company's TCS System prototype.

The following is a schedule by years of future minimum lease payments under capital leases of equipment together with the obligations under capital leases (present value of future minimum rentals) as at September 30, 2002:

Years ended June 30                                                      Amount
-------------------                                                    ---------

2003                                                                   $  11,635
2004                                                                      15,514
                                                                       ---------
Total minimum lease payments                                              27,149
Less: Amount representing interest                                         3,420
                                                                       ---------
Total obligations under capital lease                                     23,729
Less: Current portion of obligations under capital leases                 10,170
                                                                       ---------

Long-term obligation portion of under capital leases,
with interest rate of 10%                                              $  13,559
                                                                       =========

Note 6   CONVERTIBLE SUBORDINATED DEBENTURES

The Company issued Type B Convertible Subordinated Debentures between December 1997 and February 1998. These debentures bore interest at 10% and were convertible into common shares of the Company at $0.20 per share. The conversion privilege on the remaining $55,000 of these debentures expired and the amount is now included on the Balance Sheet in Long term deposits and notes.

Note 7   CONVERTIBLE NOTES

The Convertible Notes appearing on the balance sheet consisted of an investment arrangement with a group of institutional investors involving a multi-stage financing under which the Company had access to, at its option, up to $5,000,000. A first tranche of $750,000 was completed but no further draw downs were made. The original terms of the convertible note were:

Balance at June 30, 2001            $ 750,000

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

Right to sell collateral shares                The Investors have the right to
and Rule 144 shares                            sell up to 600,000 collateral
                                               shares and / or Rule 144 shares
                                               per month, with proceeds to be
                                               first applied against interest
                                               and fees and thereafter against
                                               principal.

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

During the year ended June 30, 2002, the Company authorized the investors to sell 1,800,000 of the shares held as security. As of October 1, 2002, the investors had 8,765,432 collateral shares in their possession.

Note 8   CONVERTIBLE NOTE

A convertible note, under a private arrangement, consists of the following:

Balance at September 30, 2002          $ 185,556

Interest rate                          8%

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

Note 9   RELATED PARTY TRANSACTIONS

Convertible loans include amounts primarily due to Directors, Officers and employees. Historically, such amounts due have been repaid through the issuance of stock. At September 30, 2002, the balances owing to Directors and Officers was $844,218. These amounts are without interest or terms of repayment.

Long-term deposits and notes included an amount of $118,500 at September 30, 2002, which is payable to Ocean Tire Recycling & Processing Co., Inc., a company owned by a Director of the Company.

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

Included in this amount are payments to Officers of the Company in exchange for salary and expenses in the amount of $57,796. During the three month period ended September 30, 2002, the Company did not issue common stock in exchange for services performed. The dollar amounts assigned to such transactions have been recorded at the fair value of the services received.

On January 31, 2001, the Company's stockholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock, par value $0.001, from 165,000,000 shares to 250,000,000 shares.

As at September 30, 2002, the Company had 224,757,559 Common shares issued and outstanding.

Note 10  COMMON STOCK

On January 31, 2001, the Company's stockholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock, par value $0.001, from 165,000,000 shares to 250,000,000 shares.

As of September 30, 2002, the Company had 224,757,559 Common shares issued and outstanding.

Note 11  STOCK PLAN

The Company established a Stock Plan in June of 2000 whereby key personnel of the Company, consultants and other persons who have made substantial contributions to the Company may be issued shares as compensation and incentives through Awards, Options or Grants under the terms set forth in the Stock Plan. The Stock Plan originally called for the issuance of a maximum of 7,000,000 shares of stock as Awards, the issuance of a maximum of 7,000,000 shares of stock to underlie Options and the issuance of a maximum of 7,000,000 shares of stock that may be issued as Grants. Awards and Options can only be given to individuals who have been either in the employ of the Company, an Officer, Director or consultant for the preceding six months Awards are not fully vested until the end of three years with one-twelfth of the aggregate award vesting at the end of each quarter. If the Awardee is terminated for cause or resigns, the unvested portion of the award is forfeited. Options can be exercised at any time and upon exercise, the underlying stock is fully vested with the purchaser. The Options are not transferable and are exercisable for two years after which time they expire. If the Optionee is terminated for cause or resigns, all unexercised options are forfeited. A Grant can only be given to persons who have made a substantial contribution to the Company and the shares are not forfeitable. On January 31, 2001, the Company amended the Stock Plan providing for an additional 3,000,000 shares being allocated as Grants and an additional 2,000,000 shares allocated to be given as Options. On May 30, 2001, the Stock Plan was further amended reallocating the 7,000,000 shares to be given as Awards to allow 5,000,000 of the shares to be used for Options and 2,000,000 of the shares to be used as Grants. There were no stock issuances under the Stock Plan for the quarter ended September 30, 2000.

Note 12  ACQUISITION BY MERGER OF RPM INCORPORATED

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

Note 13  GOVERNMENT ASSISTANCE

The Company was eligible for and has made claims for tax credits related to scientific research and experimental development expenditures made in Canada. These amounts, under Canadian Federal and Provincial tax law in conjunction with its annual tax return filings, need not be offset against taxes otherwise payable to become refundable to the Company at the end of its fiscal year. As such, during the year ended June 30, 2002, the Company received approximately $569,111 which has been recorded as an increase in stockholders' equity paid-in capital. Also, during the three month period ended September 30, 2002, the Company received approximately $67,061 which has also been recorded as an increase in stockholders' equity paid-in capital. The Company reported receivable balances from these governments of $169,876 as of September 30, 2002. (See Subsequent Events Note)

Note 14  LITIGATION

IM2 Merchandising and Manufacturing, Inc. and David B. Sinclair v. The Tirex Corporation, Tirex Corporation Canada, Inc., et al
--------------------------------------------------

An action was instituted by Plaintiffs, a Canadian resident and a Canadian corporation, in a Canadian court alleging a breach of contract and claims damages of approximately $508,600, representing expenses and an additional approximate amount of $1,874,000 in loss of profits. The current action follows two similar actions taken in United States courts, the first of which was withdrawn and the second of which was dismissed based on forum non convenience and other considerations. A detailed answer has been filed by the Company denying all liability, stating further that Plaintiffs failed to comply with their obligations. Counsel for the Company believes that the Company has meritorious defenses to all of the Plaintiff's claims. The action is still pending.

Surgent v. The Tirex Corporation
--------------------------------

An action was brought by a Plaintiff against the Company, alleging that the Company had agreed to issue 1,000,000 shares of its Common stock to the Plaintiff in consideration for expenses allegedly paid by the Plaintiff in the amount of approximately $150,000. These expenses allegedly were incurred in relation to the rental of certain office space and performance of administrative services. The Plaintiff's complaint sought to impose an equitable trust or lien on 1,000,000 of our unissued common shares, demanded the issuance of 1,000,000

We moved to dismiss the case on various procedural grounds and in September 2000 the Court granted our motion, based upon the lack of venue in Union County, New Jersey. A new action was instituted by Plaintiff in the Superior Court of New Jersey, Bergen County, in April 2001 alleging similar claims as set forth in the previous action (Docket L-08060-00). We denied all of Plaintiff's allegations. On July 24, 2002, the Superior Court of New Jersey, Bergen County, dismissed with prejudice the Plaintiff's complaint for "Lack of Prosecution". The Plaintiff has filed a Notice of Appeal, but has not yet perfected his appeal. The Company's Counsel has advised it that the Company has meritorious defenses to this appeal.

Lefebvre Freres Limited v. The Tirex Corporation
------------------------------------------------

Lefebvre Freres Limited instituted an action against the Company on August 13, 2001 in the superior Court, Judicial District of Montreal, claiming Canadian $98,513 (approximately US $63,000) was due and owing for the manufacture and delivery of car tire disintegrators. We are preparing a defense and cross claim against Plaintiff as the product delivered was defective and we believe we are entitled to a reimbursement of sums paid. The action is still pending.

Tri-Steel Industries Inc. v. The Tirex Corporation
--------------------------------------------------

Our landlord, Tri-Steel Industries, Inc., instituted an action against us, and our subsidiaries, Tirex Canada and Tirex Canada R & D Inc., on or about June 22, 2001 for arrears of rent in the amount of Canadian $177,973.62 (approximately US $113,900). We are currently in negotiation with Tri-Steel Industries and the action is still pending.

Note 15  ACCUMULATED OTHER COMPREHENSIVE INCOME

The deficit accumulated during the development stage included accumulated comprehensive other income totaling $103,396.

Note 16  SUBSEQUENT EVENTS

Cessation of Production Operations
----------------------------------

Subsequent to September 30, 2002, the Company ceased all production operations and vacated its production facility. All of the Company's products, property and equipment have been abandoned, stored, or returned to the Lessor. Management decided to indefinitely suspend its efforts to re-lease or exercise purchase options of various parts of the Air Plant that had been returned to the Lessor. Without these components, the TCS-1 First Production Model cannot be used. Management decided to further write down, retroactive to September 30, 2002, those assets owned by the Company to net realizable salvage value which the Company estimated at approximately US$50,000. As of June 30th, these assets were being carried on the Company's books at $580,651, resulting in a write-down amount to $530,651.

Return, Storage, or Abandonment of Equipment
--------------------------------------------

As of December 2002, all leased equipment has either been returned to the Lessor, stored, or abandoned. The Company was not in a position to renegotiate a lease or purchase the equipment. During the preceding year, parts of the equipment had been in need of repair in order to be functional, and the Company lacked capital to effect those repairs.

Tax
---

Subsequent to September 30, 2002, the Canadian federal government approved a tax credit of US$124,000, but $39,500 was held back [1] for payroll tax arrearages, and [2] for repayment of CEDQR loans. A tax credit of US$115,500 was approved by the government of the Province of Quebec, but a tax audit was performed resulting in a holdback of $38,700, and the balance of $76,800 was withheld due to tax issues of the Company's President.

Agreement between The Tirex Corporation and Simpro, S.p.A.
----------------------------------------------------------

The Company has negotiated a contract with Simpro S.p.A., headquartered in Brandizzo, Italy. The agreement calls for the Company to license to Simpro the exclusive right to use its Patent (U.S. Patent # 57355471), for manufacture, installation, marketing and after-sales service. Since signing, the Company has worked with Simpro to finalize costing of the TCS System on a component basis, in such a format as to facilitate quotations for potential customers to respond to their input and output requirements. The effect of this agreement will be recorded on Simpro's books, not on the books of the Company. The amount remitted back to the Company would be in the form of royalty, and would be accounted for as such. The Company hopes to benefit from such royalties during the second or third quarters of 2003. However, at the present time the agreement has not been finalized.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of significant factors, which have affected the Company's financial position, and operations during the three-month period ended September 30, 2001. This discussion also includes events, which occurred subsequent to the end of the last quarter and contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)","believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

As previously reported, the Company suspended rubber crumb production operations in January of 2002 because of a lack of financial resources necessary to complete the acquisition of certain additional secondary processing equipment and its failure to renegotiate leases or to exercise purchase options or with respect to this equipment or to support contributing operations until cash inflows from the collection of any receivables or tipping fees could reasonably be expected to be received. As reported in the last Annual Report, two of the five leases related to the TCS-1 Production Model expired during the fourth quarter of Fiscal 2002, one of the tire preparation equipment and the other certain components of the Air Plant. At approximately the same time of the expiration of these leases, a component of the Air Plant broke down requiring an estimated US$55,000 to repair.

While the Company has abandoned any interest in the return of the tire preparation equipment, Management had explored various avenues to re-acquire those components of the Air Plant. At approximately the same time of the removal of these components, the Company's landlord, having secured a new tenant for our premises, requested that we vacate the premises. This process was completed in December, 2002. The Tirex office was relocated to new, temporary premises, in an industrial park in the former municipality of St. Hubert on the south shore of the St. Lawrence River across from Montreal,leased by Ashbyrne Investments Inc., a company owned by Michael Ash, our CFO. The amount charged by Ashbyrne to Tirex will be below fair market.

Management is of the opinion that the signing of a License Agreement will be the best method of entering into a Purchase and Sales Agreements with potential customers. Concurrent with the Licensing Agreement, Simpro signed a conditional sales contract with our Puerto Rican customer, the most important condition of which contract being the completion of the project financing package for this customer. As of the date of signing of the conditional sales contract, one customer had secured commitments for $7.5 million of an overall project cost of $9.0 million, with negotiations under way to secure bank support for an equity investment of the remaining $1.5 million.

The equivalent of what would have been the gross profit, would Tirex have signed such Purchase and Sales Agreements directly, would be recorded on the books of Tirex as a royalty. Given the time required to complete the manufacture and installation of the TCS-2 Systems envisioned by two potential customers, no potential royalties would be recognized until Fiscal 2004. Even with a Licensing Agreement, there can be no assurances that the contemplated Purchase and Sales Agreements will actually materialize.

As reported in the last Annual Report, in February of 2001, the Company concluded a private financing with an investor group managed by a New York-based company. Under the terms of the Agreement, the Company drew down US$750,000 of the available US$5,000,000 amount. The initial $750,000 was provided in the form of a Convertible Note. The Company defaulted by not having an SB-2 Registration Statement declared effective within 150 days of the date of the Note. Following lengthy negotiations, we reached a Settlement Agreement with the investors on April 26, 2002 under which the Company agreed to a reimbursement schedule and provided three series of warrants, 500,000 each, exercisable at different prices to the investors. The lack of financial resources prevented us from being able to honor the reimbursement schedule, and thus the Company is currently in default with respect the Settlement Agreement. To date, the investors have not exercised any of their recourse rights under the agreement except to sell portions of the collateral security. We intend to re-negotiate the Agreement based on our expectations of probable cash availability. However, there can be no guarantee that these negotiations will be successful, that the investors will continue to not exercise their recourse rights and that the anticipated cash availability to support a Settlement Agreement will actually be available.


Because of the lengthy delay preceding the commencement of commercial operations, particularly insofar the sale and manufacturing of TCS Systems is concerned, the Company has had to, and in the foreseeable near future will, be forced to continue to cover a substantial part of its operating expenses out of from sources other than revenues from operations. For the first quarter of Fiscal 2003, our monthly expenses were approximately US$67,000 per month. Cash amounts payable to third parties amounted to approximately US$27,000 including approximately US$16,000 for building rent. With the relocation, monthly expenses will be reduced and liabilities by approximately US$13,000 per month including approximately US$6,000 per month in accumulated interest on the Convertible Notes.


Liquidity and Capital Resources

The activities of the Company, since its formation in 1987, and the inception of its current business in 1993 have been financed by sources other than operations. Such financing was principally provided by the sale of securities in private transactions and by additional capital investments by directors, officers and employees. During the three month period ended September 30, 2002, directors, officers, employees and consultants did not make any direct cash investments into the Company. During the Fiscal year ended June 30, 2002, direct cash investments made by the directors, officers, shareholders and consultants amounted to $950,713.

As of September 30, 2002, the Company had total assets of $1,218,327 as compared to $2,976,484 at September 30, 2001 reflecting a decrease of $1,758,157, and a decrease of $84,628 versus total assets as of the last fiscal year end, June 30, 2002, which amounted to $1,302,955. Management attributes the decrease from September 30, 2001 to September 30, 2002 primarily to the following factors: (i) a decrease of $158,797 in Tax Credits Receivable from the balance as of September 30, 2001 in the amount of $328,673 to the September 30, 2002 balance of $169,876, and (ii) a decrease of $10,781 in Inventory from the balance as of September 30, 2001 in the amount of $73,031 to the September 30, 2002 balance of $62,250, and (iii) a decrease of $1,542,351 in Property and Equipment from the balance as of September 30, 2001 in the amount of $$2,123,002 to the September 30, 2002 balance of $580,651, and (iv) an increase of $22,787 in Sales Tax Receivable from the balance as of September 30, 2001 in the amount of $6,610 to the September 30, 2002 balance of $29,397. Management attributes the decrease from June 30, 2002 to September 30, 2002 primarily to the following factors: (i) a decrease of $77,094 in Tax Credits Receivable from the balance as of June 30, 2002 in the amount of $246,970 to the September 30, 2002 balance of $169,876 and, (ii) a decrease of $4,636 in Accounts Receivable from the balance as of June 30, 2002 in the amount of $33,213 to the September 30, 2002 balance of $28,577, and (iii) a decrease of $3,308 in Prepaid expenses and Deposits from the balance as of June 30, 2002 in the amount of $242,956 to the September 30, 2002 balance of $239,648, and (iv) an increase of $7,308 in Sales Tax Receivable from the balance as of June 30, 2002 in the amount of $22,089 to the September 30, 2002 balance of $29,397.

As of September 30, 2002, the Company had total liabilities of $4,124,819 as compared to $3,364,155 at September 30, 2001, reflecting an increase of $760,664, and reflecting an increase of $75,679 versus total liabilities as of the last fiscal year end, June 30, 2002, which total amounted to $4,049,140. The increase in total liabilities from September 30, 2001 to September 30, 2002 is primarily attributable to an increase of $182,240 in Convertible Securities and by an increase in Loans from Related Parties in the amount of $299,800 and by an increase in Accounts Payable and Accrued Liabilities in the amount of $568,084. The increase in total liabilities from June 30, 2002 to September 30, 2002 is primarily attributable to an increase of $59,639 in Accounts Payable and Accrued Liabilities and to an increase of $49,377 in Loans from Related Parties.

Reflecting the foregoing, the financial statements indicate that as at September 30, 2002, the Company had a working capital deficit (current assets minus current liabilities) of $1,243,476 compared to a working capital deficit of $786,302 as at September 30, 2001, reflecting an increase of $457,174. The working capital deficit of $1,243,476 as at September 30, 2002 compares to a working capital deficit of $1,127,115 as at June 30, 2002, reflecting an increase of $116,361.

The financial statements which are included in this report reflect total operations and other expenses of $194,487 for the three month period ended September 30, 2002 versus $417,840 for the comparative three month period ended September 30, 2001, reflecting a decrease of $224,434. The primary reasons for this decrease relate to decreased personnel expenses, albeit without sacrifice to the Company's efforts to properly establish and position itself for full commercial scale production, and to a decrease in the amount recorded for Research and Development.

PART II:   OTHER INFORMATION

Item 1:
-------

         We are presently a party in the following legal proceedings, the status of which has not changed since the Company filed its Annual Report on Form 10-KSB for Fiscal 2002:

IM(2) Merchandising and Manufacturing, Inc and David B. Sinclair v. The Tirex Corporation, Tirex Corporation Canada, Inc., et al.

         The Plaintiffs, a Canadian resident and a Canadian corporation sued in the Delaware, U.S. Federal District Court claiming fraud, breach of contract, unjust enrichment and other allegations, that the alleged Defendants, which include Tirex Corporation Canada and The Tirex Corporation, jointly conspired to profit from their failure to comply with terms of a manufacturing agreement. The monetary demand of this complaint was unspecified. We were prepared to move to dismiss Plaintiffs' Complaint, but after consultations with the Plaintiffs' Attorneys, the Plaintiffs' withdrew this complaint voluntarily. Plaintiffs later filed a second action in the Chancery Court of Delaware alleging certain of the same allegations; fraud, breach of contract, unjust enrichment, breach of fiduciary duty and misrepresentation, but eliminated other counts including the securities fraud allegations. The Defendants in the State Court action are the same named in the Federal Court action, and again the monetary damages are unspecified. We moved to dismiss the State Court Chancery case alleging defective service of process and asserting that the Court had no jurisdiction over the Defendants in Delaware and for removal of the case to Canada based on forum non-convenience and other considerations. Our motion was granted and the case dismissed.

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

Surgent v. The Tirex Corporation
         An action was brought by the Plaintiff against us, alleging that we had agreed to issue 1,000,000 shares of our Common Stock to the Plaintiff in consideration for expenses allegedly paid by the Plaintiff on our behalf in the amount of approximately $150,000. These expenses allegedly were incurred in relation to the rental of certain office space and performance of administrative services. The Plaintiff's complaint sought to impose an equitable trust or lien on 1,000,000 of our un-issued common shares, demanded the issuance of the 1,000,000 shares and alleged breach of contract and claimed damages of $1,400,000.

         We moved to dismiss the case on various procedural grounds and in September 2000 the Court granted our motion based upon the lack of venue in Union County, New Jersey. A new action was instituted by Plaintiff in the Superior Court of New Jersey, Bergen County, in April 2001 alleging similar claims as set forth in the previous action (Docket L-08060-00). We denied all of plaintiff's allegations. This action was dismissed with prejudice and the Plaintiff has filed a notice of appeal, which he has not yet perfected. Our counsel has advised us that in their opinion, the Company will prevail on appeal.

Lefebvre Freres Limited v. The Tirex Corporation
         Lefebvre Freres Limited instituted an action against us on August 13, 2001 in the Superior Court, judicial district of Montreal claiming Canadian$98,513 (approximately US$63,000) is due and owing for the manufacture and delivery of car tire disintegrators. We are preparing a defense and cross claim against Plaintiff as the product delivered was defective and we believe we are entitled to a reimbursement of sums paid. The action is still pending.

Tri-Steel Industries Inc. v. The Tirex Corporation
         Our landlord Tri-Steel Industries Inc. instituted an action against us, and our subsidiaries Tirex Canada and Tirex Canada R & D Inc., on or about June 22, 2001 for arrears of rent in the amount of Canadian$230,050 (approximately US$147,232 using a $0.64 exchange rate). We are currently in negotiation with Tri-Steel Industries and the action is still pending, but the premises were vacated by us as of November 2002.

         No director, officer, or affiliate of the Company, or any associate of any of them, is a party to or has a material interest in any proceeding adverse to us.

Item 2: - Changes in Securities and Use of Proceeds
---------------------------------------------------

Share Issuance Continuity Schedule

         -----------------------------------------------------------------------

         Shares issued and outstanding as of June 30, 2002          224,757,559
         -----------------------------------------------------------------------

         Total Issuances for the Quarter                             Nil

         -----------------------------------------------------------------------

         Total Outstanding as of September 30, 2002                 224,757,559
                                                                    ===========
         -----------------------------------------------------------------------


No common shares were issued between September 30, 2002 and the date of this Report.


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

As indicated above, in February of 2001, The Company concluded a private financing with an investor group managed by a New York-based company. Under the terms of the Agreement, the Company had the contractual right to require the Investor to purchase up to US$5,000,000 of put notes and the Company had drawn down US$750,000, which was provided in the form of a Convertible Note. Under the terms of the Agreement, the Company was required to file and have declared effective a Registration Statement on Form SB-2 within 150 days of the Closing Date of the Agreement. As of June 25, 2001, the Company was in technical default for failing to have an effective Registration Statement on record with the SEC. The Company was advised of the default in mid-July 2001.

Following lengthy negotiations, we reached a Settlement Agreement with the investors on April 26, 2002 under which the Company agreed to a reimbursement schedule and provided three series of warrants, 500,000 each, exercisable at different prices to the investors. The lack of financial resources prevented us from being able to honor the reimbursement schedule, and thus the Company is currently in default with respect the Settlement Agreement. To date, the investors have not exercised any of their recourse rights under the agreement. We intend to re-negotiate the Agreement with the investors based on our expectations of cash availability. However, there can be no guarantee that these negotiations will be successful, that the investors will continue to not exercise their recourse rights and that the anticipated cash availability to support a Settlement Agreement will actually be available

Item 4 - Submission of Matters to a Vote of Security Holders

Item 6 - Exhibits and Reports on Form 8-K


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE TIREX CORPORATION


                                    By  /s/ JOHN L. THRESHIE, JR.
                                        --------------------------------------
                                        John L. Threshie, Jr., President


                                    By  /s/ MICHAEL ASH
                                        --------------------------------------
                                        Chief Accounting and Financial Officer