Form 10QSB
period 2002-12-31
TIREX CORP
filed 2003-02-13
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2002

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


     38 Cours du Fleuve, Montreal (Verdun Borough), Quebec, Canada, H3E 1X1
     ----------------------------------------------------------------------
                    (Address of Principal executive offices)

                                 (514) 768-5630
                ------------------------------------------------
                (Issuer's telephone number, including area code)


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

Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding for each of the issuer's classes of common equity, as of January 3, 2003 :249,896,892 shares

Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                              The Tirex Corporation
                          (A Development Stage Company)



                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

         The Tirex Corporation and Subsidiaries
           Consolidated Balance Sheets as of
             December 31, 2002............................................    3

         Consolidated Statements of Operations
           for the three and six-month periods
             ended December 31, 2002 and 2001.............................    4

         Consolidated Statements of Cash Flows
           for the three and six-month periods
             ended December 31, 2002 and 2001.............................    5

         Notes to Financial Statements (Unaudited)........................    7

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................   18

PART II B OTHER INFORMATION

Item 1 - Legal Proceedings................................................   20
Item 2 - Changes in Securities and Use of Proceeds........................   22
Item 3 - Defaults Upon Senior Securities..................................   22
Item 4 - Submission of Matters to a Vote of Security Holders..............   23
Item 6 - Exhibits and Reports on Form 8-K.................................   23

The financial statements are unaudited. However, pursuant to SEC requirements, the consolidated financial statements have been reviewed by the Company's independent auditor. Readers are cautioned that a review engagement does not constitute an audit. Management of registrant believes that all necessary adjustments, including normal recurring adjustments, have been reflected to present fairly the financial position of registrant at Decem,ber 31, 2002 and the results of its operations and changes in its cash position for the three and six-month periods ended December 31, 2002 and 2001 and for the period from inception (July 15, 1987).

                              THE TIREX CORPORATION
                           A DEVELOPMENT STAGE COMPANY

                        CONSOLIDATED FINANCIAL STATEMENTS


                                DECEMBER 31, 2002

                              THE TIREX CORPORATION
                           A DEVELOPMENT STAGE COMPANY

                           CONSOLIDATED BALANCE SHEET
                             AS AT DECEMBER 31, 2002

                -------------------------------------------------


                                                                   (Unaudited)

                                                                   December 31,
                                                                       2002
                                                                   ------------

                                     ASSETS
                                     ------

Current Assets
  Cash and cash equivalents                                                  --
  Accounts receivable                                                    28,751
  Notes receivable                                                       18,540
  Sales taxes receivable                                                 37,103
  Inventory                                                              62,629
  Research and Experimental Development tax credits receivable          126,428
  Prepaid expenses and deposits                                          31,077
                                                                   ------------
                                                                        304,529

Property and equipment,
  salvage value                                                          50,000
                                                                   ------------

Other assets
  Investment, at cost                                                    89,500
  Prepaid expenses and deposits                                         209,000
                                                                   ------------
                                                                        298,500
                                                                   ------------

                                                                   $    653,029
                                                                   ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities
  Accounts payable and accrued liabilties                          $  1,740,396
  Current portion of long-term debt                                      41,299
                                                                   ------------
                                                                      1,781,695

Other liabilities
  Long-term deposits and notes                                          217,500
  Government loans (net of current)                                     131,158
  Capital lease obligations (net of current)                              6,358
  Convertible notes                                                     932,240
  Convertible note                                                      185,556
  Loans from related parties                                          1,144,342
                                                                   ------------
                                                                      2,617,154
                                                                   ------------

                                                                      4,398,849
                                                                   ------------
Stockholders' Equity (Deficit)
  Common stock,  $.001 par value, authorized
   250,000,000 shares, issued and outstanding
   224,757,559 shares (June 30, 2001 - 176,366,408 shares)              224,758
  Additional paid-in capital                                         24,618,899
  Deficit accumulated during the development stage                  (28,419,901)
  Unrealized gain (loss) on foreign exchange                           (169,576)
                                                                   ------------
                                                                     (3,745,820)
                                                                   ------------

                                                                   $    653,029
                                                                   ============

                                                       THE TIREX CORPORATION
                                                    A DEVELOPMENT STAGE COMPANY

                                   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                              --------------------------------------


                                                         (Unaudited)                       (Unaudited)

                                                     Three months ended                 Six months ended          Cumulative from
                                                         December 31                       December 31           March 26, 1993 to
                                               ------------------------------    ------------------------------     December 31,
                                                    2002             2001             2002             2001             2002
                                               -------------    -------------    -------------    -------------    -------------

Revenues                                       $          --    $       1,424    $      28,515    $       1,424    $   1,354,088

Cost of Sales                                             --              854           12,981              854        1,031,075

                                               -------------    -------------    -------------    -------------    -------------

Gross profit                                              --              570           15,534              570          323,013
                                               -------------    -------------    -------------    -------------    -------------

Operations
  General and administrative                         190,170          308,601          451,063          598,553       11,010,783
  Depreciation and amortization                           --           13,718            5,914           27,672          346,499
  Research and development                                --          154,175          450,000          242,015       14,946,966
                                               -------------    -------------    -------------    -------------    -------------

Total Expense                                        190,170          476,494          906,977          868,240       26,304,248
                                               -------------    -------------    -------------    -------------    -------------

Loss before other expenses (income)                 (190,170)        (475,924)        (891,443)        (867,670)     (25,981,235)
                                               -------------    -------------    -------------    -------------    -------------

Other expenses (income)
  Interest expense                                    35,769           28,185           59,634           54,279          717,120
  Interest income                                         --               --               --               --          (45,443)
  Income from stock options                               --               --               --               --          (10,855)
  Loss on disposal of equipment                           --               --               --            4,549
                                               -------------    -------------    -------------    -------------    -------------

                                                      35,769           28,185           59,634           54,279          665,371
                                               -------------    -------------    -------------    -------------    -------------

Net loss                                            (225,939)        (504,109)        (951,077)        (921,949)     (26,646,606)
                                               -------------    -------------    -------------    -------------    -------------

Other comprehensive loss
  Loss (gain) on foreign exchange                         --              882               --            1,963          106,137
                                               -------------    -------------    -------------    -------------    -------------


Net loss and comprehensive loss                $    (225,939)   $    (504,991)   $    (951,077)   $    (923,912)   $ (26,752,743)
                                               =============    =============    =============    =============    =============

Basic and Diluted net loss and comprehensive
  loss per common share                        $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)   $       (0.50)
                                               =============    =============    =============    =============    =============

Weighted average shares of common
  stock outstanding                              224,757,559      186,865,121      224,757,559      186,865,121       53,345,335
                                               =============    =============    =============    =============    =============

                                                        THE TIREX CORPORATION
                                                     A DEVELOPMENT STAGE COMPANY

                                                CONSOLIDATED STATEMENT OF CASH FLOWS

                                      ---------------------------------------------------------


                                                              (Unaudited)                     (Unaudited)

                                                          Three months ended               Six months ended         Cumulative from
                                                              December 31                     December 31          March 26, 1993 to
                                                     ----------------------------    ----------------------------    December 31,
                                                         2002            2001            2002            2001            2002
                                                     ------------    ------------    ------------    ------------    ------------

Cash flows from operating activities:

     Net  loss                                       $   (305,091)   $   (504,991)   $ (1,030,229)   $   (923,912)   $(26,831,895)
                                                     ------------    ------------    ------------    ------------    ------------

     Adjustments to reconcile net loss to net cash
       used in operating activities:
     Depreciation and amortization                             --          13,718           5,914          27,672         345,258
     (Gain) loss on disposal and abandonment of
       assets                                                  --              --         530,651              --       1,474,847
     Stock issued in exchange for interest                     --              --              --              --         169,142
     Stock issued in exchange for services and
       expenses                                                --              --              --         367,273      10,531,722
     Stock options issued in exchange for services             --              --              --              --       3,083,390
     Unrealized (loss) gain on foreign exchange            (3,587)         (4,931)         30,593          19,227        (169,596)

Changes in assets and liabilities:
     (Increase) decrease in:
     Account receivable                                      (174)         (1,625)          4,462          (1,625)        (28,751)
     Inventory                                               (379)            654          10,794           3,582         (62,629)
     Sales tax receivable                                  (7,706)          6,610         (15,014)         47,350         (37,103)
     Research and experimental development tax
       credits receivable                                  43,448         185,675         120,542         218,031        (126,428)
     Other assets                                            (429)         39,604           2,879         130,176        (250,197)
     (Decrease) increase in :
     Accounts payables and accrued liabilities            186,206         265,875         214,937        (149,114)      1,857,334
     Accrued salaries                                       9,997              --          16,118         (12,374)        311,095
     Due to stockholders                                       --              --              --              --           5,000
                                                     ------------    ------------    ------------    ------------    ------------

Net cash used in operating activities                     (77,715)            589        (108,353)       (273,714)     (9,728,811)
                                                     ------------    ------------    ------------    ------------    ------------

Cash flow from investing activities:
     Increase in notes receivable                            (112)         (4,280)            751          (3,766)       (257,055)
     Reduction in notes receivable                             --              --              --              --         238,515
     Investment                                                --              --              --         (89,500)        (89,500)
     Equipment                                                 --              --              --              --        (321,567)
     Equipment assembly costs                                  --              --              --              --      (1,999,801)
     Organization cost                                         --              --              --              --           6,700
     Reduction in security deposit                             --              --              --              --          (1,542)
                                                     ------------    ------------    ------------    ------------    ------------

Net cash used in investing activities                        (112)         (4,280)            751         (93,266)     (2,424,250)
                                                     ------------    ------------    ------------    ------------    ------------

Cash flow from financing activities:
     Loans from related parties                                --              --              --              --       4,221,235
     Deferred financing costs                                  --          26,968              --          53,936         180,557
     Proceeds from deposits                                    --              --              --              --         143,500
     Payments on notes payable                                 --              --              --              --        (409,939)
     Proceeds from convertible notes                           --              --              --              --         754,999
     Proceeds from notes payable                               --              --              --              --         409,939
     Payments on lease obligations                             --              --              --              --         (86,380)
     Proceeds from issuance of convertible
       subordinated debentures                                 --              --              --              --       1,035,000
     Proceeds from loan payable                            33,116              --              --              --         624,735
     Payments on loan payable                                  --        (256,940)         (4,170)       (256,940)       (489,626)
     Proceeds from issuance of stock options                   --              --              --              --          20,000
     Proceeds from grants                                  44,711         236,988         111,772         569,111       3,552,927
     Proceeds from issuance of common stock                    --              --              --              --          81,299
     Proceeds from additional paid-in capital                  --              --              --              --       2,114,558
                                                     ------------    ------------    ------------    ------------    ------------

Net cash provided by financing activities                  77,827           7,016         107,602         366,107      12,152,804
                                                     ------------    ------------    ------------    ------------    ------------

Net (decrease) increase in cash and cash
  equivalents                                                  --           3,325              --            (873)           (257)

Cash and cash equivalents - beginning of period                --          (2,842)             --           1,356             257
                                                     ------------    ------------    ------------    ------------    ------------

Cash and cash equivalents - end of period            $         --    $        483    $         --    $        483    $         --
                                                     ============    ============    ============    ============    ============

                                                        THE TIREX CORPORATION
                                                     A DEVELOPMENT STAGE COMPANY

                                                CONSOLIDATED STATEMENT OF CASH FLOWS

                                      ---------------------------------------------------------


                                                              (Unaudited)                     (Unaudited)

                                                          Three months ended               Six months ended         Cumulative from
                                                              December 31                     December 31          March 26, 1993 to
                                                     ----------------------------    ----------------------------    December 31,
                                                         2002            2001            2002            2001            2002
                                                     ------------    ------------    ------------    ------------    ------------

Supplemental Disclosure of Non-Cash Activities:
     During the year ended June 30, 2002, the Company recorded an increase in common stock and in additional paid-in capital of $1,673,518 which was in recognition of the payment of debt. During the six month period ended December 31, 2002, the Company did not issue common stock in recognition of the payment of debt. During the year ended June
     30, 2002, stock was issued in exchange for services performed and expenses in the amount of $333,325. During the six month period ended
     December 31, 2002, the Company did not issue common stock in exchange for services performed and expenses. No stock options were issued for services performed and expenses during the year ended June 30, 2002. No stock options were issued for services performed and expenses during the six month period ended
     December 31, 2002

     For the year ended June 30, 2002, there were no convertible debentures or accrued interest converted into common stock. Also, for the six month period ended December 31, 2002, there were no convertible debentures or accrued interest converted into common stock

Supplemental Disclosure of Cash Flow Information:

          Interest paid                              $     20,162    $      7,219    $     21,024    $     33,313    $    232,748
                                                     ============    ============    ============    ============    ============

          Income taxes paid                          $         --    $         --    $         --    $         --    $         --
                                                     ============    ============    ============    ============    ============

                              THE TIREX CORPORATION
                           A DEVELOPMENT STAGE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)


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

DEVELOPMENTAL STAGE
At December 31, 2002, the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

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

The adoption of SFAS 128 had no effect on previously reported loss per share amounts for the year ended June 30, 1997. For the years ended June 30, 2002 and June 30, 2001, Primary Loss per Share was the same as Basic Loss per Share and Fully Diluted Loss per Share was the same as Diluted Loss per Share. A net loss was reported in 2002 and 2001, and accordingly, in those years, the denominator for the Basic EPS calculation was equal to the weighted average of outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company's common stock because to do so would have been anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of the Company's financial instruments, which principally include cash, note receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

The fair values of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At December 31, 2002 and June 30, 2002, respectively, the carrying value of all financial instruments was not materially different from fair value.

INCOME TAXES
The Company has net operating loss carryovers of approximately $27.8 million as of December 31, 2002, expiring in the years 2004 through 2018. However, based upon present Internal Revenue Service regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock and there has been a change in control as defined by the Internal Revenue Service regulations, a substantial portion of this loss carryover may not be available to the Company.

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

The Company has research and experimental development tax credits receivable from the Canadian Federal government and the Quebec Provincial government amounting to $126,428 at December 31, 2002 compared to $246,970 as of June 30, 2002. These are the result of tax credits for research and experimental development expenditures made by the Company which are not contingent upon any offset against any income taxes Otherwise payable.

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


Note 2        GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $3,767,344 during the year ended June 30, 2002 and an additional net loss for the six month period ended December 31, 2002 in the amount of $951,077.

In March 1993, the Company had begun its developmental stage with a new business plan. As of March 2000, the Company had developed a production quality prototype of its patented system for the disintegration of scrap tires, but nonetheless continued its research and development efforts to improve the machine's performance and to permit greater flexibility in design for specific customer applications. Due to the Company's lack of working capital during the six month period ended June 30, 2002, all rubber crumb production has ceased and research and development efforts have been hampered. Pending receipt of funding from operations, government assistance, loans or equity financing, crumb rubber production and previous research and development efforts will not be resumed. While the Company has engaged the process of marketing the TCS System to numerous potential clients since the beginning of the fiscal year commencing July 1, 2000, as of December 31, 2002, the Company had not yet consummated an unconditional purchase order for a TCS System.

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


Note 3        FINANCING COST

During the year ended June 30, 2001, the Company incurred costs of $180,557 in connection with debt financing. These costs have been capitalized in other assets and are being amortized over the terms of the financing. Amortization of financing costs for the years ended June 30, 2002 and June 30, 2001 was $100,614 and $79,943, respectively, reducing this account balance to zero.


Note 4        PROPERTY AND EQUIPMENT, SALVAGE VALUE

As of December 31, 2002, the Company had vacated its former premises where the TCS-1 Production Model had been constructed. All of the production equipment has been either returned to lessors, abandoned or stored. Management has decided to suspend indefinitely its efforts to re-acquire these components of the Air Plant which had been shipped to the United States. Without these components, the TCS-1 First Production Model cannot be used. Bearing in mind that management could not predict when, if ever, the First Production Model would be put back into service, Management decided to further write down, as of September 30, 2002, those assets owned by the Company to net realizable salvage value which Management believes to be approximately $50,000. As at June 30, 2002, these assets were being carried on our books at a net value of $580,651. The write-down thus amounted to $530,651.

Depreciation and amortization expense charged to operations for the year ended June 30, 2002 amounted to $53,184. Depreciation and amortization expense charged to operations for the six month period ended December 31, 2002 was $5,914.

Depreciation and amortization expense charged to operations for the year ended June 30, 2002 was $53,184. Depreciation and amortization expense charged to operations for the six month period ended December 31, 2002 was $5,914.


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

Loan repayable over five years commencing June 30, 2000 and ending
June 30, 2004                                                           $ 38,125

Loan repayable over five years commencing June 30, 2001 and ending
June 30, 2005                                                             39,773

Loan repayable in amounts equal to 1% of annual sales in Spain and / or Portugal throughout June 30, 2007, to a maximum of the balance of the loan outstanding. If no sales occur on or before this
date in Spain and Portugal, the loan will become non-repayable            14,000

Loan repayable in amounts equal to 11/2% of annual sales in Spain and / or Portugal through June 30, 2004 to a maximum of the balance of the loan outstanding. If no sales occur before this date in Spain
and Portugal, the loan will become non-repayable                          66,500
                                                                        --------
                                                                         158,398

Less: Current portion                                                     27,240
                                                                        --------
Long-term portion                                                       $131,158
                                                                        ========

Principal repayments are as follows:
June 30                                                                  Amount
-------                                                                  ------

2003                                                                    $ 27,240
2004                                                                      96,578
2005                                                                      20,580
2006                                                                          --
2007                                                                      14,000
                                                                        --------
                                                                        $158,398
                                                                        ========

During the year ended June 30, 2002, the Company was declared in default, with respect to the loan under the Industrial Recovery Program for Southwest Montreal, as a result of a late installment repayment and as such was obligated to repay the entire remaining balance due on the loan at an earlier date than the March 31, 2002 maturity date.

Note 6        CAPITAL LEASE OBLIGATIONS

The Company leases certain manufacturing equipment under agreements classified as capital leases. The cost and the accumulated amortization for such equipment as of June 30, 2002 was $62,400 and $37,440, respectively. The value of such equipment as of December 31, 2002 is included in property and equipment salvage value on the balance sheet. The Company is in arrears on payment of these leases but default has not been declared. The leased equipment is not part of the Company's TCS System prototype.

The following is a schedule by years of future minimum lease payments under capital leases of equipment together with the obligations under capital leases (present value of future minimum rentals) as at December 31, 2002:

Years ended June 30                                                       Amount
-------------------                                                       ------

2003                                                                     $ 7,757
2004                                                                      15,514
                                                                         -------
Total minimum lease payments                                              23,271
Less: Amount representing interest                                         2,854
                                                                         -------
Total obligations under capital lease                                     20,417
Less: Current portion of obligations under capital leases                 14,059
                                                                         -------

Long-term obligation portion of under capital leases, with interest
rate of 10%                                                                6,358
                                                                         =======


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

On April 24, 2002 the Company entered into a Settlement Agreement with the Note holders. In the event of a default under the Settlement Agreement, the term of the Convertible Notes would become effective once again. The conclusion of the Settlement Agreement has negated the default. The main terms of the Settlement Agreement are as follows:


Amount due including interest calculated
to June 30, 2002 and penalties to date,
and deducting proceeds from the sale of
collateral shares in the amount of $16,260       $932,240

Interest rate on the debt                        8%

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

During the year ended June 30, 2002, the Company authorized the investors to sell 1,800,000 of the shares held as security. As of December 31, 2002, the investors had 8,765,432 collateral shares in their possession.


Note 9        CONVERTIBLE NOTE

A convertible note, under a private arrangement, consists of the following:

Balance at December 31, 2002 and June 30,
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


Note 10       RELATED PARTY TRANSACTIONS

Convertible loans include amounts primarily due to Directors, Officers and employees. Historically, such amounts due have been repaid through the issuance of stock. At December 31, 2002 and June 30, 2002, the balances owing to Directors and Officers was $924,948 and $796,429, respectively. These amounts are without interest or terms of repayment.

Long-term deposits and notes included an amount of $118,500 at December 31, 2002, which is payable to Ocean Tire Recycling & Processing Co., Inc., a company owned by a Director of the Company.

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


Note 11       EXCHANGE OF DEBT FOR COMMON STOCK

During the year ended June 30, 2002, the Company recorded increases in common stock and paid-in capital of $1,673,518, reflecting the exchange of common stock for debts owed. During the six month period ended December 31, 2002, the Company did not record an increase in common stock and additional paid-in capital.


Note 12       COMMON STOCK

During the year ended June 30, 2002, the Company issued common stock in exchange for services performed totaling $333,325. Included in this amount are payments to Officers of the Company in exchange for salary and expenses in the amount of $57,796. During the six month period ended December 31, 2002, the Company did not issue common stock in exchange for services performed. The dollar amounts assigned to such transactions have been recorded at the fair value of the services received.

On January 31, 2001, the Company's stockholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock, par value $0.001, from 165,000,000 shares to 250,000,000 shares.

As at December 31, 2002, the Company had 224,757,559 Common shares issued and outstanding.


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

During the year ended June 30, 2001, the Company had the following transactions as Options under the Stock Plan:

                                    Number of    Avg. exercise      Aggregate
                                      Shares         price        consideration
                                    ---------    -------------    -------------
Granted and unexercised at
beginning of year                         Nil           --                 --
Granted and exercised during
the year                            9,698,228       $0.131         $1,273,334
Granted and unexercised at end
of year                                   Nil           --                 --

The exercise price at the time the Options were granted and exercised was approximately equal to the market price at that time.

There were no Options granted or exercised during the year ended June 30, 2002. There were no Options granted or exercised during the six month period ended December 31, 2002.


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

These amounts, under Canadian Federal and Provincial tax law in conjunction with its annual tax return filings, need not be offset against taxes otherwise payable to become refundable to the Company at the end of its fiscal year. As such, during the year ended June 30, 2002, the Company received approximately $569,111 which has been recorded as an increase in stockholders' equity paid-in capital. Also, during the six month period ended December 31, 2002, the Company received approximately $111,772 which has also been recorded as an increase in stockholders' equity paid-in capital. During the six month period ended December 31, 2002, the Company did not record any additional tax credits, bringing the reported receivable balance from these governments from $246,970 as of June 30, 2002 to $126,428 as of December 31, 2002.


Note 16       LITIGATION

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

An action was brought by a Plaintiff against the Company, alleging that the Company had agreed to issue 1,000,000 shares of its Common stock to the Plaintiff in consideration for expenses allegedly paid by the Plaintiff in the amount of approximately $150,000. These expenses allegedly were incurred in relation to the rental of certain office space and performance of administrative services. The Plaintiff's complaint seeks to impose an equitable trust or lien on 1,000,000 of unissued shares of the Company, demands the issuance of 1,000,000 shares to the Plaintiff and seeks for breach of contract, monetary damages of $1,400,000. Counsel for the Company denied all of the Plaintiff's allegations and on July 24, 2002, a court dismissed the complaint for "Lack of Prosecution". Plaintiff has taken an appeal and the Company's Counsel has advised that in their opinion the Company has a valid basis to prevail on the appeal.

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

An action was instituted by a Plaintiff, the Company's landlord, against the Company in June 2001 for arrears of rent in the amount of approximately $113,900. The Company abandoned its facility in December 2002 but is still in negotiation with its landlord with respect to the amounts owing under the action. As at December 31, 2002, the Company was in arrears of rent and property taxes to its previous landlord in the amount of approximately $560,000.


Note 17       ACCUMULATED OTHER COMPREHENSIVE INCOME

The deficit accumulated during the development stage included accumulated comprehensive other income totaling $103,396.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of significant factors, which have affected the Company's financial position, and operations during the three-month period ended September 30, 2002. This discussion also includes events, which occurred subsequent to the end of the last quarter and contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)","believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

As previously reported, the Company suspended rubber crumb production operations in January of 2002 because of a lack of financial resources necessary to complete the acquisition of certain additional secondary processing equipment and its failure to renegotiate leases or to exercise purchase options or with respect to this equipment or to support contributing operations until cash inflows from the collection of any receivables or tipping fees could reasonably be expected to be received. As reported in the last Annual Report, two of the five leases related to the TCS-1 Production Model expired during the fourth quarter of Fiscal 2002, one for the tire preparation equipment and the other for certain components of the Air Plant. At approximately the same time of the expiration of these leases, a component of the Air Plant broke down requiring an estimated US$55,000 to repair. While the Company has abandoned any interest in the return of the tire preparation equipment, Management had explored various avenues to re-acquire those components of the Air Plant. At approximately the same time of the removal of these components, the Company's landlord, having secured a new tenant for our premises, requested that we vacate the premises. This process was completed in December, 2002. The Tirex office was relocated to new, temporary premises, in an industrial park in the former municipality of St. Hubert on the south shore of the St. Lawrence River across from Montreal, leased by Ashbyrne Investments Inc., a company owned by Michael Ash, our CFO. The amount charged by Ashbyrne to Tirex was based on cost recovery. At the end of January 2003, the Company again relocated its office closer to Montreal in the Verdun Borough of the city. The new office is located approximately three miles from downtown Montreal. Ashbyrne Investments verbally waived its right to a 30-day notice to terminate the sub-lease. As such, the Company has no sub-lease obligation effective February 1, 2003.

Management is of the opinion that the signing of a License Agreement with Simpro S.p.A. will be the best method of entering into a Purchase and Sales Agreements with potential customers. Concurrent with the Licensing Agreement signed December 17, 2002, Simpro signed a conditional sales contract with our Puerto Rican customer, the most important condition of which contract being the completion of the project financing package for this customer. As of the date of signing of the conditional sales contract, this customer had secured commitments for $7.5 million of an overall project cost of $9.0 million. Subsequently, the Puerto Rican customer initiated negotiations with respect to a capital lease for the equipment. There can be no assurances that the customer's efforts will be successful and thus that the conditional sales contract will become unconditional.

Pursuant to the signing of the License Agreement with Simpro, the Boards of Directors of The Tirex Corporation and Tirex Canada R&D Inc. approved resolutions, the effect of which was to convert the previous exclusive rights of Tirex Canada R&D Inc. with respect to system design, marketing, manufacturing and installation of TCS Systems to a non-exclusive basis. This action was necessary to validate the Simpro License Agreement.

The equivalent of what would have been the gross profit, would Tirex have signed such Purchase and Sales Agreements directly, would be recorded on the books of Tirex as a royalty. Given the time required to complete the manufacture and installation of the TCS-2 Systems envisioned by two potential customers, no potential royalties would be recognized under Generally Accepted Accounting Principles applicable in the USA until Fiscal 2004. Even with a Licensing Agreement, there can be no assurances that the contemplated Purchase and Sales Agreements will actually materialize.

As reported in the last Annual Report, in February of 2001, the Company concluded a private financing with an investor group managed by a New York-based company. Under the terms of the Agreement, the Company drew down US$750,000 of the available US$5,000,000 amount. The initial $750,000 was provided in the form of a Convertible Note. The Company defaulted by not having an SB-2 Registration Statement declared effective within 150 days of the date of the Note. Following lengthy negotiations, we reached a Settlement Agreement with the investors on April 26, 2002 under which the Company agreed to a reimbursement schedule and provided three series of warrants, 500,000 each, exercisable at different prices to the investors. The lack of financial resources prevented us from being able to honor the reimbursement schedule, and thus the Company is currently in default with respect to the Settlement Agreement. To date, the investors have not exercised their recourse rights under the agreement except to sell portions of the collateral security and, on February 4th, sent a request to the Company to convert some of the outstanding debt into common shares. We intend to re-negotiate the Agreement based on our expectations of probable cash availability. However, there can be no guarantee that these negotiations will be successful, that the investors will continue to not exercise their recourse rights and that the anticipated cash availability to support a Settlement Agreement will actually be available.

Because of the lengthy delay preceding the commencement of commercial operations, particularly insofar the sale and manufacturing of TCS Systems is concerned, the Company has had to, and in the foreseeable near future will, be forced to continue to cover a substantial part of its operating expenses out of from sources other than revenues from operations. For the first quarter of Fiscal 2003, our monthly expenses were approximately US$67,000 per month. Cash amounts payable to third parties amounted to approximately US$27,000 including approximately US$16,000 for building rent. With the relocation to the St-Hubert Borough of Verdun, monthly expenses were reduced by approximately US$13,000 per month including approximately US$6,000 per month in accumulated interest on the Convertible Notes. With the subsequent relocation closer to Montreal, monthly expenses have been reduced by another approximately US$3,000 per month.

LIQUIDITY AND CAPITAL RESOURCES

The activities of the Company, since its formation in 1987, and the inception of its current business in 1993 have been financed by sources other than operations. Such financing was principally provided by the sale of securities in private transactions and by additional capital investments by directors, officers and employees. During the six month period ended December 31, 2002, directors, officers, employees and consultants did not make any direct cash investments into the Company. During the Fiscal year ended June 30, 2002, direct cash investments made by the directors, officers, shareholders and consultants amounted to $950,713.

As of December 31, 2002, the Company had total assets of $653,029 as compared to $2,739,452 at December 31, 2001 reflecting a decrease of $2,086,423, and a decrease of $649,926 versus total assets as of the last fiscal year end, June 30, 2002, which amounted to $1,302,955. Management attributes the decrease from December 31, 2001 to December 31, 2002 primarily to the following factors: (i) a decrease of $16,570 in Tax Credits Receivable from the balance as of December 31, 2001 in the amount of $142,998 to the December 30, 2002 balance of $126,428, and (ii) a decrease of $9,748 in Inventory from the balance as of December 31, 2001 in the amount of $72,377 to the December 31, 2002 balance of $62,629, and
(iii) a decrease of $66,000 in Prepaid Expenses and Deposits from the balance as of December 31, 2001 in the amount of $395,577 to the December 31, 2002 balance of $329,577, and (iv) a decrease of $2,059,284 in Property and Equipment from the balance as of December 31, 2001 in the amount of $2,109,284 to the December 31, 2002 balance of $50,000 attributable to the write-down of assets to salvage value, and (v) an increase of $37,103 in an Sales Tax Receivable from the zero balance as of December 31, 2001 to the December 31, 2002 balance of $37,103. Management attributes the decrease from June 30, 2002 to December 31, 2002 primarily to the following factors: (i) a decrease of $120,542 in Tax Credits Receivable from the balance as of June 30, 2002 in the amount of $246,970 to the December 31, 2002 balance of $126,428 and, (ii) a decrease of $533,771 in Property and Equipment from the balance as of June 30, 2002 in the amount of $583,771 to the December 31, 2002 balance of $50,000 attributable to the write-down of assets to salvage value.

As of December 31, 2002, the Company had total liabilities of $4,398,849 as compared to $3,567,381 at December 31, 2001, reflecting an increase of $831,468, and reflecting an increase of $349,709 versus total liabilities as of the last fiscal year end, June 30, 2002, which total amounted to $4,049,140. The increase in total liabilities from December 31, 2001 to December 31, 2002 is primarily attributable to an increase of $586,911 in Accounts Payable and Accrued Liabilities and by an increase in Convertible Notes in the amount of $182,240. The increase in total liabilities from June 30, 2002 to December 31, 2002 is primarily attributable to an increase of $254,630 in Accounts Payable and Accrued Liabilities and to an increase of $131,564 in Loans from Related Parties.

Reflecting the foregoing, the financial statements indicate that as at December 31, 2002, the Company had a working capital deficit (current assets minus current liabilities) of $1,477,166 compared to a working capital deficit of $847,355 as at December 31, 2001, reflecting an increase of $629,811. The working capital deficit of $1,477,166 as at December 31, 2002 compares to a working capital deficit of $1,127,115 as at June 30, 2002, reflecting a decrease of $350,051.

The financial statements which are included in this report reflect total operations and other expenses of $951,077 for the six month period ended December 31, 2002 versus $923,912 for the comparative six month period ended December 31, 2001, reflecting an increase of $27,165. Although the Company has ceased Research and Development activities thereby resulting in a decrease in personnel expenses and other Research and Development expenses, the Company incurred a charge of $530,651 to write down Property and Equipment to its salvage value.

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

         We are presently a party in the following legal proceedings, the status of which has not changed since the Company filed its Annual Report on Form 10-KSB for Fiscal 2002:, with the exception of the Tri-Steel case as noted below.

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

Tri-Steel Industries Inc. v. The Tirex Corporation
         Our former landlord Tri-Steel Industries Inc. instituted an action against us, and our subsidiaries Tirex Canada and Tirex Canada R & D Inc., on or about June 22, 2001 for arrears of rent in the amount of Canadian$230,050 (approximately US$147,232 using a $0.64 exchange rate). The premises were vacated by us as of November 2002. The former landlord has accepted that he would be repaid out of future cash flows and that the premises lease would be terminated effective December 31, 2002.

         No director, officer, or affiliate of the Company, or any associate of any of them, is a party to or has a material interest in any proceeding adverse to us.

Item 2 - Changes in Securities and Use of Proceeds

Share Issuance Continuity Schedule

         Shares issued and outstanding as of June 30, 2002           224,757,559
         Total Issuances for the first two quarters of Fiscal 2003           Nil
         Shares issued in February 2003                               25,138,333
                                                                     -----------

         Total Outstanding as of February 11, 2003                   249,896,892
                                                                     ===========

All of the shares issued in February of 2003 were issued with a restrictive legend. The last preceding share issuance occurred in April of 2002

The shares issued in February of 2003 were issued in accordance with the following description:

To Directors, Officers and employees in lieu of salaries and expenses   10,405,000
To Legal fees                                                            2,300,000
To Consultants                                                           7,550,000
To Investors                                                             4,383,333
To Compensation to avoid legal action                                      500,000
                                                                        ----------

TOTAL                                                                   25,138,333
                                                                        ==========

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

As indicated above, in February of 2001, The Company concluded a private financing with an investor group managed by a New York-based company. Under the terms of the Agreement, the Company had the contractual right to require the Investor to purchase up to US$5,000,000 of put notes and the Company had drawn down US$750,000, which was provided in the form of a Convertible Note. Under the terms of the Agreement, the Company was required to file and have declared effective a Registration Statement on Form SB-2 within 150 days of the Closing Date of the Agreement. As of June 25, 2001, the Company was in technical default for failing to have an effective Registration Statement on record with the SEC. The Company was advised of the default in mid-July 2001. Following lengthy negotiations, we reached a Settlement Agreement with the investors on April 26, 2002 under which the Company agreed to a reimbursement schedule and provided three series of warrants, 500,000 each, exercisable at different prices to the investors. The lack of financial resources prevented us from being able to honor the reimbursement schedule, and thus the Company is currently in default with respect the Settlement Agreement. To date, the investors have not exercised any of their recourse rights under the agreement other than to sell some collateral shares and, on February 4th, sent a request to the Company to convert some of the outstanding debt into common shares. We intend to re-negotiate the Agreement with the investors based on our expectations of cash availability. However, there can be no guarantee that these negotiations will be successful, that the investors will continue to not exercise their recourse rights and that the anticipated cash availability to support a Settlement Agreement will actually be available

Item 4 - Submission of Matters to a Vote of Security Holders

Item 6 - Exhibits and Reports on Form 8-K

         The Company filed a Form 8-K on December 24, 2002 with respect to the Simpro License Agreement, the concurrent signing of a conditional sales contract with a customer, its change of address and the Company's suspension of its efforts to re-acquire possession of certain leased production assets.

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