Form 10QSB
period 2003-03-31
TIREX CORP
filed 2003-05-20
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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


    4055 Ste-Catherine Street West, Suite 142, Montreal (Westmount), Quebec,
                                 Canada, H3Z 3J8
    ------------------------------------------------------------------------
                    (Address of Principal executive offices)

                                      (514)
                ------------------------------------------------
                (Issuer's telephone number, including area code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding for each of the issuer's classes of common equity, as of April 30, 2003: 249,895,892 shares

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                              The Tirex Corporation
                          (A Development Stage Company)



                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

         The Tirex Corporation and Subsidiaries
           Consolidated Balance Sheets as of
             March 31, 2003.................................................  1

         Consolidated Statements of Operations
           for the three and nine-month periods
             ended March 31, 2003 and 2002..................................  2

         Consolidated Statements of Cash Flows
           for the three and nine-month periods
             ended March 31, 2003 and 2002..................................  3

         Notes to Financial Statements (Unaudited)..........................  5

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................... 16

PART II B OTHER INFORMATION

Item 1 - Legal Proceedings.................................................. 18
Item 2 - Changes in Securities and Use of Proceeds.......................... 21
Item 3 - Defaults Upon Senior Securities.................................... 21
Item 4 - Submission of Matters
           to a Vote of Security Holders.................................... 22
Item 6 - Exhibits and Reports on Form 8-K................................... 22




The financial statements are unaudited. However, pursuant to SEC requirements, the consolidated financial statements have been reviewed by the Company's independent auditor. Readers are cautioned that a review engagement does not constitute an audit. Management of registrant believes that all necessary adjustments, including normal recurring adjustments, have been reflected to present fairly the financial position of registrant at March 31, 2003 and the results of its operations and changes in its cash position for the three and nine-month periods ended March 31, 2003 and 2002 and for the period from inception (July 15, 1987).

                              THE TIREX CORPORATION
                           A DEVELOPMENT STAGE COMPANY

                           CONSOLIDATED BALANCE SHEET
                              AS AT MARCH 31, 2003
                                   (Unaudited)


                                     ASSETS

Current Assets
  Cash and cash equivalents                                        $         --
  Accounts receivable                                                    30,902
  Notes receivable                                                       19,927
  Sales taxes receivable                                                 39,876
  Inventory                                                              67,314
  Research and Experimental Development tax                                  --
    credits receivable
  Prepaid expenses and deposits                                          36,394
                                                                   ------------
                                                                        194,414
                                                                   ------------

Property and equipment,
  salvage value                                                          50,000
                                                                   ------------

Other assets
  Investment, at cost                                                    89,500
  Prepaid expenses and deposits                                         209,000
                                                                   ------------
                                                                        298,500
                                                                   ------------

                                                                   $    542,914
                                                                   ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued liabilties                          $  1,839,642
  Current portion of long-term debt                                      43,685
                                                                   ------------
                                                                      1,883,327
                                                                   ------------

Other liabilities
  Long-term deposits and notes                                          217,500
  Government loans (net of current)                                     131,158
  Capital lease obligations (net of current)                              2,614
  Convertible notes                                                     932,240
  Convertible note                                                      185,556
  Loans from related parties                                            558,423
                                                                   ------------
                                                                      2,027,491
                                                                   ------------

                                                                      3,910,818
                                                                   ------------

Stockholders' Equity (Deficit)
  Common stock,  $.001 par value, authorized
    250,000,000 shares, issued and outstanding
    249,895,892 shares                                                  249,896
  Additional paid-in capital                                         25,222,219
  Deficit accumulated during the development stage                  (28,549,318)
  Unrealized gain (loss) on foreign exchange                           (290,701)
                                                                   ------------
                                                                     (3,367,903)
                                                                   ------------

                                                                   $    542,914
                                                                   ============

                                                     THE TIREX CORPORATION
                                                  A DEVELOPMENT STAGE COMPANY

                                 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                (Unaudited)                         (Unaudited)

                                             Three months ended                  Nine months ended
                                                  March 31                            March 31               Cumulative from
                                      --------------------------------    --------------------------------  March 26, 1993 to
                                           2003              2002              2003              2002         March 31, 2003
                                      --------------    --------------    --------------    --------------    --------------

Revenues                              $           --    $           --    $       28,515    $        1,424    $    1,354,088

Cost of Sales                                     --                --            12,981               854         1,031,075
                                      --------------    --------------    --------------    --------------    --------------

Gross profit                                      --                --            15,534               570           323,013
                                      --------------    --------------    --------------    --------------    --------------

Operations
  General and administrative                 185,730           198,665           636,792           797,219        11,196,513
  Depreciation and amortization                   --            13,627             5,914            41,299           346,499
  Research and development                        --           120,791           450,000           362,805        14,946,966
                                      --------------    --------------    --------------    --------------    --------------

Total Expense                                185,730           333,083         1,092,706         1,201,323        26,489,978
                                      --------------    --------------    --------------    --------------    --------------

Loss before other expenses (income)         (185,730)         (333,083)       (1,077,172)       (1,200,753)      (26,166,965)
                                      --------------    --------------    --------------    --------------    --------------

Other expenses (income)
  Interest expense                            22,838            25,401            82,473            79,680           739,958
  Interest income                                 --                --                --                --           (45,443)
  Income from stock options                       --                --                --                --           (10,855)
  Loss on disposal of equipment                   --                --                --                --             4,549
                                      --------------    --------------    --------------    --------------    --------------


                                              22,838            25,401            82,473            79,680           688,209
                                      --------------    --------------    --------------    --------------    --------------

Net loss                                    (208,568)         (358,484)       (1,159,645)       (1,280,433)      (26,855,174)

Other comprehensive loss
  Loss (gain) on foreign exchange                 --               175                --             2,139           106,137
                                      --------------    --------------    --------------    --------------    --------------


Net loss and comprehensive loss       $     (208,568)   $     (358,659)   $   (1,159,645)   $   (1,282,572)   $  (26,961,311)
                                      ==============    ==============    ==============    ==============    ==============

Basic and Diluted net loss and
comprehensive loss per common share   $        (0.00)   $        (0.00)   $        (0.01)   $        (0.01)   $        (0.48)
                                      ==============    ==============    ==============    ==============    ==============

Weighted average shares of common
stock outstanding                        231,042,142       231,042,142       192,114,478       192,114,478        56,086,160
                                      ==============    ==============    ==============    ==============    ==============

                                                        THE TIREX CORPORATION
                                                     A DEVELOPMENT STAGE COMPANY

                                                CONSOLIDATED STATEMENT OF CASH FLOWS


                                                             (Unaudited)                     (Unaudited)

                                                          Three months ended              Nine months ended
                                                               March 31                        March 31             Cumulative from
                                                     ----------------------------    ----------------------------  March 26, 1993 to
                                                         2003            2002            2003            2002        March 31, 2003
                                                     ------------    ------------    ------------    ------------     ------------
Cash flows from operating activities:

     Net  loss                                       $   (208,568)   $   (358,659)   $ (1,159,645)   $ (1,282,572)    $(26,961,311)

     Adjustments to reconcile net loss to net cash
       used in operating activities:
     Depreciation and amortization                             --          13,627           5,914          41,299          345,258
     (Gain) loss on disposal and
       abandonment of assets                                   --              --         530,651              --        1,474,847
     Stock issued in exchange for interest                     --              --              --              --          169,142
     Stock issued in exchange for services and
       expenses                                                --              --              --         367,273       10,531,722
     Stock options issued in exchange for
       services                                                --              --              --              --        3,083,390
     Unrealized (loss) gain on foreign exchange          (117,870)          1,953         (90,532)         21,180         (290,721)

Changes in assets and liabilities:
     (Increase) decrease in:
     Account receivable                                    (2,151)              2           2,311          (1,623)         (30,902)
     Inventory                                             (4,685)             64          (2,149)          3,646          (67,314)
     Sales tax receivable                                  (2,773)             --         (17,787)         47,350          (39,876)
     Research and experimental development tax
       credits receivable                                 126,428         (27,447)        246,970         190,584               --
     Other assets                                          (5,317)         24,365          (2,438)        154,541         (255,514)
     (Decrease) increase in:
     Accounts payables and accrued liabilities            168,772         100,788         307,812           7,201        1,950,209
     Accrued salaries                                      11,598              --          27,716         (12,374)         322,693
     Due to stockholders                                       --              --              --              --            5,000
                                                     ------------    ------------    ------------    ------------     ------------

Net cash used in operating activities                     (34,566)       (245,307)       (151,177)       (463,495)      (9,763,377)
                                                     ------------    ------------    ------------    ------------     ------------

Cash flow from investing activities:
     Increase in notes receivable                          (1,387)             15            (636)         (3,751)        (258,442)
     Reduction in notes receivable                             --              --              --              --          238,515
     Investment                                                --              --              --         (89,500)         (89,500)
     Equipment                                                 --              --              --              --         (321,567)
     Equipment assembly costs                                  --              --              --              --       (1,999,801)
     Organization cost                                         --              --              --              --            6,700
     Reduction in security deposit                             --              --              --              --           (1,542)
                                                     ------------    ------------    ------------    ------------     ------------
Net cash used in investing activities                      (1,387)             15         180,557         (93,251)      (2,425,637)
                                                     ------------    ------------    ------------    ------------     ------------


Cash flow from financing activities:
     Loans from related parties                           (74,897)        231,163         (31,139)        210,990        4,146,338
     Deferred financing costs                                  --          12,303              --          66,239          180,557
     Proceeds from deposits                                    --              --              --              --          143,500
     Payments on notes payable                                 --              --              --              --         (409,939)
     Proceeds from convertible notes                           --              --              --              --          754,999
     Proceeds from notes payable                               --              --              --              --          409,939
     Payments on lease obligations                             --              --              --              --          (86,380)
     Proceeds from issuance of convertible
       subordinated debentures                                 --              --              --              --        1,035,000
     Proceeds from loan payable                                --              --              --              --          624,735
     Payments on loan payable                                  --              --          (4,170)       (292,293)        (489,626)
     Proceeds from issuance of stock options                   --              --              --              --           20,000
     Proceeds from grants                                  75,350              --         187,122         569,111        3,628,277
     Proceeds from issuance of common stock                 4,283              --              --              --           85,582
     Proceeds from additional paid-in capital              31,217              --              --              --        2,145,775
                                                     ------------    ------------    ------------    ------------     ------------

Net cash provided by financing activities                  35,953         243,466         151,813         554,047       12,188,757
                                                     ------------    ------------    ------------    ------------     ------------

Net (decrease) increase in cash and cash
  equivalents                                                  --          (1,826)   $         --          (2,699)            (257)

Cash and cash equivalents -  beginning of period               --             483                           1,356              257
                                                     ------------    ------------                    ------------     ------------

Cash and cash equivalents - end of period            $         --    $     (1,343)   $         --    $     (1,343)              --
                                                     ============    ============    ============    ============     ============

                                                        THE TIREX CORPORATION
                                                     A DEVELOPMENT STAGE COMPANY

                                                CONSOLIDATED STATEMENT OF CASH FLOWS



                                    (Unaudited)                         (Unaudited)

                                    Three months                        Nine months              Cumulative from    Cumulative from
                                   ended March 31                      ended March 31           March 26, 1993 to  March 26, 1993 to
                                                                                                   December 31,      September 30,
                               2003              2002              2003              2002              2002              2002
                           ------------      ------------      ------------      ------------      ------------      ------------
Supplemental Disclosure of Cash Flow Information:

   Interest paid           $         --      $      7,191      $     21,024      $     40,504      $    232,748      $    232,748
                           ============      ============      ============      ============      ============      ============

   Income taxes paid       $         --      $         --      $         --      $         --      $         --      $         --
                           ============      ============      ============      ============      ============      ============


Supplemental Disclosure of Non-Cash Activities:

         During the year ended June 30, 2002, the Company recorded an increase in common stock and in additional paid-in capital of $1,673,518 which was in recognition of the payment of debt. During the six month period ended December 31, 2002, the Company did not issue common stock in recognition of the payment of debt. During the year ended June 30, 2002, stock was issued in exchange for services performed and expenses in the amount of $333,325. During the six month period ended December 31, 2002, the Company did not issue common stock in exchange for services performed and expenses. No stock options were issued for services performed and expenses during the year ended June 30, 2002. No stock options were issued for services performed and expenses during the six month period ended December 31, 2002.

         For the year ended June 30, 2002, there were no convertible debentures or accrued interest converted into common stock. Also, for the six month period ended December 31, 2002, there were no convertible debentures or accrued interest converted into common stock.

                              THE TIREX CORPORATION
                           A DEVELOPMENT STAGE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)


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

DEVELOPMENTAL STAGE

At March 31, 2003, the Company is still in the development stage. The operations has consisted mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities. Since the signing of the License Agreement with Simpro, the Company has evolved into being a marketing and sales company

BASIS OF CONSOLIDATION

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

The fair values of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At March 31, 2003 and June 30, 2002, respectively, the carrying value of all financial instruments was not materially different from fair value.

INCOME TAXES

The Company has net operating loss carryovers of approximately $28.0 million as of March 31, 2003, expiring in the years 2004 through 2018. However, based upon present Internal Revenue Service regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock and there has been a change in control as defined by the Internal Revenue Service regulations, a substantial portion of this loss carryover may not be available to the Company.

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

The Company does not currently have research and experimental development tax credits receivable from the Canadian Federal government and the Quebec Provincial government at March 31, 2003 compared to $246,970 as of June 30, 2002. These are the result of tax credits for research and experimental development expenditures made by the Company which are not contingent upon any offset against any income taxes otherwise payable.

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


Note 2   GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $3,767,344 during the year ended June 30, 2002 and an additional net loss for the nine month period ended March 31, 2003 in the amount of $1,159,645.

In March 1993, the Company had begun its developmental stage with a new business plan. As of March 2000, the Company had developed a production quality prototype of its patented system for the disintegration of scrap tires, but nonetheless continued its research and development efforts to improve the machine's performance and to permit greater flexibility in design for specific customer applications. Due to the Company's lack of working capital during the six month period ended June 30, 2002, all rubber crumb production has ceased and research and development efforts have been hampered. Pending receipt of funding from operations, government assistance, loans or equity financing, crumb rubber production and previous research and development efforts will not be resumed. While the Company has engaged the process of marketing the TCS System to numerous potential clients since the beginning of the fiscal year commencing July 1, 2000, as of March 31, 2003, the Company had not yet consummated an unconditional purchase order for a TCS System.

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


Note 4   PROPERTY AND EQUIPMENT, SALVAGE VALUE

As at December 31, 2002, Management vacated its former premises where theTCS-1 Production Model had been constructed. All of the production equipment was either returned to lessors, abandoned or stored. Management has decided to suspend indefinitely its efforts to re-acquire these components of the Air Plant which had been shipped to the United States. Without these components, the TCS-1 First Production Model cannot be used. Bearing in mind that management could not predict when, if ever, the First Production Model would be put back into service, Management decided to further write down, as of September 30, 2002, those assets owned by the Company to net realizable salvage value which Management believes to be approximately $50,000. As at June 30, 2002, these assets were being carried at a net value of $580,651. The write-down thus amounted to $530,651.

Depreciation and amortization expense charged to operations for the year ended June 30, 2002 was $53,184. Depreciation and amortization expense charged to operations for the nine month period ended March 31, 2003 was $5,914.


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


Loan repayable over five years commencing June 30, 2000 and ending June 30,
2004                                                                                 $  39,122

Loan repayable over five years commencing June 30, 2001 and ending June 30,
2005                                                                                    40,814

Loan repayable in amounts equal to 1% of annual sales in Spain and / or
Portugal throughout June 30, 2007, to a maximum of the balance of the loan outstanding. If no sales occur on or before this date in Spain and Portugal, the
loan will become non-repayable                                                          14,000

Loan repayable in amounts equal to 11/2% of annual sales in Spain and / or
Portugal through June 30, 2004 to a maximum of the balance of the loan outstanding. If no sales occur before this date in Spain and Portugal, the loan
will become non-repayable                                                               66,500
                                                                                     ---------
                                                                                       160,436
Less: Current portion                                                                   29,278
                                                                                     ---------
Long-term portion                                                                    $ 131,158
                                                                                     =========


Principal repayments are as follows:

June 30                                                                  Amount
-------                                                                ---------

2003                                                                   $  29,278
2004                                                                      96,578
2005                                                                      20,580
2006                                                                          --
2007                                                                      14,000
                                                                       ---------
                                                                       $ 160,436
                                                                       =========


During the year ended June 30, 2002, the Company was declared in default, with respect to the loan under the Industrial Recovery Program for Southwest Montreal, as a result of a late installment repayment and as such was obligated to repay the entire remaining balance due on the loan at an earlier date than the March 31, 2002 maturity date.


Note 6   CAPITAL LEASE OBLIGATIONS

The Company leases certain manufacturing equipment under agreements classified as capital leases. The cost and the accumulated amortization for such equipment as of June 30, 2002 was $62,400 and $37,440, respectively. The value of such equipment as of March 31, 2003 is included in property and equipment salvage value on the balance sheet. The Company is in arrears on payment of these leases but default has not been declared. The leased equipment is not part of the Company's TCS System prototype.

The following is a schedule by years of future minimum lease payments under capital leases of equipment together with the obligations under capital leases (present value of future minimum rentals) as at March 31, 2003:

Years ended June 30                                                                 Amount
-------------------                                                               ---------

2003                                                                              $   3,878
2004                                                                                 15,514
                                                                                  ---------
Total minimum lease payments                                                         19,392
Less: Amount representing interest                                                    2,372
                                                                                  ---------
Total obligations under capital lease                                                17,020
Less: Current portion of obligations under capital leases                            14,406
                                                                                  ---------

Long-term obligation portion of under capital leases, with interest rate of 10%       2,614
                                                                                  =========

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

Certain Directors and Officers of the Company pledged approximately 12,000,000 of their personal shares of Common Stock of the Company as security for the Convertible Notes until such time as the Company files with the Securities and Exchange Commission a Registration Statement on Form SB-2, to register common stock and warrants issuable upon the conversion of the notes, no later than 150 days after the issue date of the Convertible Notes. This deadline was not met and, as such, the investors served a notice of default to the Company on July 19, 2001. The Registration Statement has been withdrawn.

On April 24, 2002 the Company entered into a Settlement Agreement with the Note holders. In the event of a default under the Settlement Agreement, the term of the Convertible Notes would become effective once again. The conclusion of the Settlement Agreement has negated the default. The main terms of the Settlement Agreement are as follows:

Amount due including interest calculated to June             $932,240
30, 2002 and penalties to date, and deducting
proceeds from the sale of collateral shares in the
amount of $16,260

Interest rate on the debt                                    8%

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


During the year ended June 30, 2002, the Company authorized the investors to sell 1,800,000 of the shares held as security. As of May 12, 2003, the investors had 8,344,811 shares in their possession.

Note 9   CONVERTIBLE NOTE

A convertible note, under a private arrangement, consists of the following:

Balance at March 31, 2003 and June 30, 2002      $ 185,556

Interest rate                                    8%

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


Note 10  RELATED PARTY TRANSACTIONS

Convertible loans include amounts primarily due to Directors, Officers and employees. Historically, such amounts due have been repaid through the issuance of stock. At March 31, 2003 and June 30, 2002, the balances owing to Directors and Officers was $509,310 and $796,429, respectively. These amounts are without interest or terms of repayment.

Long-term deposits and notes included an amount of $118,500 at March 31, 2003, which is payable to Ocean Tire Recycling & Processing Co., Inc., a company owned by a Director of the Company.

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


Note 11  EXCHANGE OF DEBT FOR COMMON STOCK

During the year ended June 30, 2002, the Company recorded increases in common stock and paid-in capital of $1,673,518, reflecting the exchange of common stock for debts owed. During the nine month period ended March 31, 2003, the Company recorded increases in common stock and paid-in capital of $628,458.


Note 12  COMMON STOCK

During the year ended June 30, 2002, the Company issued common stock in exchange for services performed totalling $333,325. Included in this amount are payments to Officers of the Company in exchange for salary and expenses in the amount of $57,796. During the nine month period ended March 31, 2003, the Company issued common stock in exchange for services performed totaling $43,250. This amount did not include any payments to Officers of the Company in exchange for salary and expenses. The dollar amounts assigned to such transactions have been recorded at the fair value of the services received.

On January 31, 2001, the Company's stockholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock, par value $0.001, from 165,000,000 shares to 250,000,000 shares.

As at March 31, 2003, the Company had 249,895,892 Common shares issued and outstanding.


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

There were no Options granted or exercised during the year ended June 30, 2002. There were no Options granted or exercised during the nine month period ended March 31, 2003.


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


Note 15  GOVERNMENT ASSISTANCE

The Company is eligible for and has made claims for tax credits related to scientific research and experimental development expenditures made in Canada. These amounts, under Canadian Federal and Provincial tax law in conjunction with its annual tax return filings, need not be offset against taxes otherwise payable to become refundable to the Company at the end of its fiscal year. As such, during the year ended June 30, 2002, the Company received approximately $569,111 which has been recorded as an increase in additional paid-in capital. Also, during the nine month period ended March 31, 2003, the Company received approximately $187,122 which has also been recorded as an increase in additional equity paid-in capital. During the nine month period ended March 31, 2003, the Company did not record any additional tax credits, bringing the reported receivable balance from these governments from $246,970 as of June 30, 2002 to zero as of March 31, 2003.


Note 16  COMMITMENTS

The Company does not currently have any minimum future rental payments under leases.

Rental expense for the year ended June 30, 2002 amounted to $205,141. Rent expense for the nine month period ended March 31, 2003 amounted to $113,708.

At December 31, 2002, the Company was in arrears of rent, including interest and related charges, in the approximate amount of Cdn$876,269. The Company has come to a settlement with the landlord which has the debt converted to US$560,000, and will not bear interest providing that the Company directs partial payment of the proceeds otherwise due to it to be paid directly to the landlord, such amount being US$140,000 in respect of each of the Company first four TCS System sales.


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

An action was brought by a Plaintiff against the Company, alleging that the Company had agreed to issue 1,000,000 shares of its Common stock to the Plaintiff in consideration for expenses allegedly paid by the Plaintiff in the amount of approximately $150,000. These expenses allegedly were incurred in relation to the rental of certain office space and performance of administrative services. The Plaintiff's complaint seeks to impose an equitable trust or lien on 1,000,000 of unissued shares of the Company, demands the issuance of 1,000,000 shares to the Plaintiff and seeks for breach of contract, monetary damages of $1,400,000. Counsel for the Company denied all of the Plaintiff's allegations and on July 24, 2002, a court dismissed the complaint for "Lack of Prosecution". The Plaintiff has appealed.

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

An action was instituted by a Plaintiff, the Company's landlord, against the Company in June 2001 for arrears of rent in the amount of approximately $113,900. The Company was evicted from its facility in December 2002 but is still in negotiation with its landlord with respect to the amounts owing under the action. As at December 31, 2002, the Company was in arrears of rent and property taxes to its previous landlord in the then currency converted amount of approximately US$560,000. This US dollar amount became the object of a settlement with the landlord and will not bear interest providing the Company directs that US$140,000 be paid directly to the landlord out of each of the first four TCS System sales.


Note 18  ACCUMULATED OTHER COMPREHENSIVE INCOME

The deficit accumulated during the development stage included accumulated comprehensive other income totaling $103,396.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the three month period ended March 31, 2003. This discussion also includes events which occurred subsequent to the end of the last quarter and contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)","believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

As reported in the Company's Annual Report for the year ended June 30, 2002, recently filed on Form 10-KSB, the Company's TCS Tire Recycling System has been ready for market since March of 2000, although further refinements were made to the technology during the remainder of Fiscal 2001 and throughout Calendar 2002. Throughout that period the availability of funds necessary to permit developmental stage companies, such as ours, to make the transition to the commercial stage has been very restricted. The Company was late in filing its September Form 10-QSB on a timely basis, which resulted in our stock being deleted from the Bulletin Board and at the present time our common stock is quoted on OTC-pink sheets which does not show "Bid" and "Ask" prices. The Company has recently taken steps to attempt to rectify this situation and hopes to be re-listed on the OTC Bulletin Board in the near future.

Throughout the first quarter of Calendar 2003, our Company has been working with potential customers in Puerto Rico and in Canada in an attempt to assist them to close their respective project financings. The Puerto Rican Project's promoters still have not been able to raise enough equity capital to satisfy their lending institutions. The Canadian project continues to move forward in terms of project location and financial backing. Our Company has evolved into primarily a marketing and sales company, after licensing Simpro S.p.A. of Turin, Italy as our worldwide exclusive manufacturer.

Our Licensee, Simpro S.p.A., notified us in April 2003 that it was proceeding with the fabrication and installation of a demonstration unit in Italy financed with public funding and in association with the Italian university community. We are hopeful that this will open a market in Europe for our technology.

With our suspension of rubber crumb production operations in January of 2002 and the concurrent cessation of R&D activity, we are devoting all of our efforts to conclude the sale of a TCS System and to the raising funds necessary to maintain operations until revenue from sales can be realized.

In February of 2001, we concluded a private financing with an Investor group managed by a New York-based company. Under the terms of the Agreement, we drew down $750,000 of the available $5,000,000 amount. The initial $750,000 was provided pursuant to a Convertible Note. We defaulted by not having an SB-2 Registration Statement declared effective within 150 days of the date of the Note. Following lengthy negotiations, we reached a Settlement Agreement with the Investors on April 26, 2002 under which the Company agreed to a revised repayment schedule and provided three series of warrants, 500,000 each, exercisable at different prices to the investors. The lack of financial resources prevented us from being able to honor the reimbursement schedule, and thus we are currently in default with respect the Settlement Agreement. On March 5, 2003, the Investors demanded the payments due on the two-year anniversary date of their investment. The total sum due, including interest, penalties and fees, was $1,408,648.53 as of that date. The Company is not in a position to pay any of this sum. The Investors also requested that shares of common stocks be issued to them pursuant to conversion rights relating to a portion of the debt. Our Company issued 4,000,000 shares to the Investors. In addition, the Investors continue to hold 8,344,811 collateral shares as of May 12, 2003. The Company continues to negotiate with the Investors in an attempt to establish conditions for a revised Settlement Agreement.

In connection with the original requirement of this financing, of our having an SB-2 Registration Statement declared effective within 150 days of the original, the Company has withdrawn its filing.

As reported in the quarterly report for the period ended December 31, 2002, the Company was granted research & development tax credits with respect to the fiscal year ended June 30, 2002. After deduction of payroll taxes in arrears and an overdue payment on a loan from a federal government agency, CEDQR, the remaining approximately Cdn$132,000 (about US$84,500 using the then prevailing exchange rates) was used to pay creditors. The tax credit from Quebec became Cdn$180,520 (approximately US$115,500). After deduction of payroll taxes which became due as a result of a payroll tax audit, the net amount of the tax credit was Cdn$119,936. In Quebec, there exists a tax on corporate capital. For us, the tax for Fiscal 2002 amounted to Cdn$25,499 (approximately US$16,300). After deducting the capital tax, the net amount due to us became Cdn$94,437 (approximately US$60,400). Rather than disburse these amounts, the Quebec government withheld them because of personal income taxes due from the Company's President. While we are continuing our efforts to secure the release of these funds there is little or no is no likelihood that a release of all or even part of these funds will occur.

Because of the lengthy delay preceding the commencement of commercial operations, particularly insofar as regards the sale and manufacturing of TCS Systems is concerned, we have had to, and in the foreseeable near future, will be forced to continue to cover a substantial part of our overhead costs from sources other than revenues from operations. For the first quarter of Fiscal 2003, our monthly expenses were approximately US$67,000 per month, although much of this does not represent current cash outflow. Cash amounts payable to third parties amounted to approximately US$27,000 including approximately US$16,000 for building rent. With the temporary relocation to the Ashbyrne office, monthly expenses were reduced by approximately US$12,800 per month and monthly cash liabilities were reduced to approximately US$14,000 per month including approximately US$6,000 per month in accumulating interest on the Convertible Notes. The Company has relocated to Montreal on a rent free, month to month basis for the next six months will remain insignificant with rent and local telephone service for that six-month period being provided free of charge.


Liquidity and Capital Resources

The activities of the Company, since its formation in 1987, and the inception of its current business in 1993 have been financed by sources other than operations. Such financing was principally provided by the sale of securities in private transactions and by additional capital investments by our directors, officers and employees. During the Fiscal year ended June 30, 2002, direct cash investments made by the directors, officers, shareholders and consultants amounted to $950,713.but no such investments have occurred since.

The Company has no working capital and is not paying any salaries or fees to its employees, offices or directors. It has only limited operations and no production or research activities.

As of March 31, 2003, the Company had total assets of $542,914 as compared to $2,727,001 at March 31, 2002 reflecting a decrease of $2,184,087, and a decrease of $760,041 versus total assets as of the last fiscal year end, June 30, 2002, which amounted to $1,302,955. Management attributes the decrease from March 31, 2002 to March 31, 2003 primarily to the following factors: (i) a decrease of $170,445 in Tax Credits Receivable from the balance as of March 31, 2002 in the amount of $170,445 to the March 31, 2003 balance of $0, and (ii) a decrease of

$4,999 in Inventory from the balance as of March 31, 2002 in the amount of $72,313 to the March 31, 2003 balance of $67,314, and (iii) a decrease of $36,318 in Prepaid Expenses and Deposits from the balance as of March 31, 2002 in the amount of $371,212 to the March 31, 2003 balance of $334,894, and (iv) a decrease of $2,045,657 in Property and Equipment from the balance as of March 31, 2002 in the amount of $2,095,657 to the March 31, 2003 balance of $50,000 attributable to the write-down of assets to salvage value, and (v) an increase of $39,876 in an Sales Tax Receivable from the zero balance as of March 31, 2002 to the March 31, 2003 balance of $39,876. Management attributes the decrease from June 30, 2002 to March 31, 2003 primarily to the following factors: (i) a decrease of $246,970 in Tax Credits Receivable from the balance as of June 30, 2002 in the amount of $246,970 to the March 31, 2003 balance of $0 and, (ii) a decrease of $533,771 in Property and Equipment from the balance as of June 30, 2002 in the amount of $583,771 to the March 31, 2003 balance of $50,000 attributable to the write-down of assets to salvage value.

As of March 31, 2003, the Company had total liabilities of $3,910,818 compared to $3,884,062 at March 31, 2002, reflecting an increase of $26,756, and reflecting an decrease of $138,322 versus total liabilities as of the last fiscal year end, June 30, 2002, which total amounted to $4,049,140. The increase in total liabilities from March 31, 2002 to March 31, 2003 is primarily attributable to an increase of $585,369 in Accounts Payable and Accrued Liabilities and by an increase in Convertible Notes in the amount of $182,240, offset by a decrease in Loans from Related Parties in the amount of $699,112. The decrease in total liabilities from June 30, 2002 to December 31, 2002 is primarily attributable to a decrease of $454,355 in Loans from Related Parties, offset by an increase of $353,876 in Accounts Payable and Accrued Liabilities.

Reflecting the foregoing, the financial statements indicate that as at March 31, 2003, the Company had a working capital deficit (current assets minus current liabilities) of $1,688,913 compared to a working capital deficit of $943,876 as at March 31, 2002, reflecting an increase of $745,037. The working capital deficit of $1,688,913 as at March 31, 2003 compares to a working capital deficit of $1,127,115 as at June 30, 2002, reflecting an increase of $561,798.

The financial statements which are included in this report reflect total operating and other expenses of $1,159,645 for the nine month period ended March 31, 2003 versus $1,282,572 for the comparative nine month period ended March 31, 2002, reflecting a decrease of $122,927. During this same period the Company incurred a charge of $530,651 resulting from the write down of Property and Equipment.



PART II: OTHER INFORMATION

Item 1:
------

Item 1 - Legal Proceedings

     We are presently a party in the following legal proceedings, the status of which has not changed since the Company filed its Quarterly Report on Form 10-QSB for the second quarter of Fiscal 2003.

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

     We moved to dismiss the case on various procedural grounds and in September 2000 the Court granted our motion based upon the lack of venue in Union County, New Jersey. A new action was instituted by Plaintiff in the Superior Court of New Jersey, Bergen County, in April 2001 alleging similar claims as set forth in the previous action (Docket L-08060-00). We denied all of plaintiff's allegations. This action was dismissed with prejudice and the Plaintiff has filed a notice of appeal, which is now awaiting a Court hearing. Our counsel has advised us that in its opinion, the Company will prevail on appeal.

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

Tri-Steel Industries Inc. v. The Tirex Corporation

     Our former landlord Tri-Steel Industries Inc. instituted an action against us, and our subsidiaries Tirex Corporation Canada Inc. and Tirex Canada R & D Inc., on or about June 22, 2001 for arrears of rent in the amount of Canadian$230,050 (approximately US$147,232 using the then prevailing approximate exchange rate of $0.64 ). The premises were vacated by us as of November 2002. The former landlord has accepted that he would be repaid out of future cash flows and that the premises lease would be terminated effective December 31, 2002. As at December 31, 2002, the Company was in arrears of rent and property taxes to its previous landlord in the amount of Cdn$876,268.79 (approximately US$5690,000 at the then prevailing exchange rates). The Company came to an agreement with the landlord under which the debt would be fixed in US dollars at $560,000, thus cancelling exchange rate fluctuation risks, and that this amount would not be interest-bearing providing Tirex would direct the payment directly to the landlord of US$140,000 out of the Company's share of the proceeds on the first four sales of TCS Systems. Each $140,000 will be progressively paid out as a function of cash inflows from progress payments made by the customers.

     No director, officer, or affiliate of the Company, or any associate of any of them, is a party to or has a material interest in any proceeding adverse to us.

Item 2 - Changes in Securities and Use of Proceeds

Share Issuance Continuity Schedule

         ----------------------------------------------------------------------

         Shares issued and outstanding as of June 30, 2002          224,757,559
         ----------------------------------------------------------------------

         Total Issuances in the Third Quarter of FY 2003             25,138,333

         ----------------------------------------------------------------------

         Total Outstanding as of March 31, 2003                     249,895,892
                                                                    ===========
         ----------------------------------------------------------------------


Change in Third Quarter Issuance made in May 2003.

         ----------------------------------------------------------------------
         Shares issued to consultants in 3rd  quarter cancelled      (4,000,000)
         ----------------------------------------------------------------------
         Shares re-issued to Investors to effect debt conversion      4,000,000
                                                                    -----------
         ----------------------------------------------------------------------
         Shares outstanding as of May 12, 2003                      249,895,892
         ----------------------------------------------------------------------


Shares Issued by Reason for Issuance

         -----------------------------------------------------------------------------------------
         Reason for Issuance (taking into account May 2003 adjustment)            Number of Shares
         -----------------------------------------------------------------------------------------
         Partial payment of legal fees                                                   2,300,000
         -----------------------------------------------------------------------------------------
         Partial payment of salaries and expenses to Directors, Officers and            10,505,000
         Employees
         -----------------------------------------------------------------------------------------
         Consulting fees                                                                 3,550,000
         -----------------------------------------------------------------------------------------
         Consideration to avoid pursuit of legal action                                    500,000
         -----------------------------------------------------------------------------------------
         Investment                                                                      4,283,333
         -----------------------------------------------------------------------------------------
         For debt conversion                                                             4,000,000
         -----------------------------------------------------------------------------------------

         -----------------------------------------------------------------------------------------
         TOTAL                                                                          25,138,333
         -----------------------------------------------------------------------------------------


Item 3 - Defaults Upon Senior Securities

During 1998, we issued an aggregate of $535,000 of two (2) year convertible, subordinated debentures bearing interest at the rate of 10%. Interest thereon was due and payable semi-annually commencing six months from the date of issuance. All debentures have either been converted or repaid, except for debentures in the principal amount of US$55,000, which remain outstanding and on which principal and interest, which has accrued since the issuance of the debentures, are now due. With respect to debentures converted subsequent to December 1999, interest was capitalized and converted to equity. Although the conversion option on the outstanding debentures has lapsed, we intend to extend the conversion dates of these debentures upon the request of the holders.

As indicated above, in February of 2001, we concluded a private financing with an investor group managed by a New York-based company. Under the terms of the Agreement, we had the contractual right to require the Investor to purchase up to US$5,000,000 of put notes and we drew down US$750,000, which was provided in the form of a Convertible Note. Under the terms of the Agreement, we were required to file and have declared effective a Registration Statement on Form SB-2 within 150 days of the Closing Date of the Agreement. As of June 25, 2001, we were in technical default for failing to have an effective Registration Statement on record with the Securities and Exchange Commission.

Following lengthy negotiations, we reached a Settlement Agreement with the investors on April 26, 2002 under which we agreed to a reimbursement schedule and provided three series of warrants, 500,000 each, exercisable at different prices to the investors. The lack of financial resources prevented us from being able to honor the reimbursement schedule, and thus we are currently in default with respect the Settlement Agreement.

On March 5, 2003, the Investors demanded payments due for each of the three investor funds involved in the initial transaction, these letters being dated February 25 and February 26, 2003, being the two-year anniversary date of their investment. The total sum due, including interest, penalties and fees, was $1,408,648.53. The Company is not in a position to pay any of this sum. The Investors requested the right to convert a portion of its debt. In May of 2003, following the cancellation of shares previously issued under consulting agreements to others 4,000,000 shares issued to the Investors for conversion. The Company continues to negotiate with the Investors to attempt to enter into a revised Settlement Agreement.


Item 4 - Submission of Matters to a Vote of Security Holders

During the three-month period ended March 31, 2003, there were no submissions of matters to a vote of Security Holders.


Item 6 - Exhibits and Reports on Form 8-K

Exhibits

(a)      Exhibits
         --------

         99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350.
         99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350.

(b)      Reports on Form 8-K
         -------------------

During the three month period ended March 31, 2003, there were no Reports on Form 8-K filed by the Company.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE TIREX CORPORATION


Date: May 20, 2003                     By /s/ JOHN L. THRESHIE, JR.
                                          --------------------------------------
                                          John L. Threshie, Jr. President


Date: May 20, 2003                     By /s/ MICHAEL ASH
                                          --------------------------------------
                                          Michael Ash, Treasurer and
                                          Chief Accounting and Financial Officer

                                  CERTIFICATION
                         PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, John L. Threshie, Jr., President, certify that:

1.       I have reviewed this quarterly report on Form 10-QSB of The Tirex
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 20, 2003                     /s/ JOHN L. THRESHIE, JR.
                                       -------------------------
                                       John L. Threshie, Jr.
                                       President

                                  CERTIFICATION
                         PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Michael Ash, Treasurer, certify that:

1.       I have reviewed this quarterly report on Form 10-QSB of The Tirex
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 20, 2003                     /s/ MICHAEL ASH
                                       -------------------------------------
                                       Michael Ash
                                       Treasurer and Chief Financial Officer