Form 10KSB
period 2003-06-30
TIREX CORP
filed 2003-10-15
CIK 823072

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

    [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 2003

    [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

                       Commission File Number 33-17598-NY

                              The Tirex Corporation
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             Delaware                                           22-3282985
   -------------------------------                           ----------------
   (State or Other Jurisdiction of                           (I.R.S. Employer
    Incorporation or Organization)                          Identification No.)

4055 Ste-Catherine St. West, Suite 151
      Montreal (Westmount), Quebec                               H3Z 3J8
----------------------------------------                        ----------
(Address of Principal Executive Offices)                        (Zip Code)

                                 (514) 935-2525
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

                                      $nil
               ---------------------------------------------------
               (Issuer's revenues for its most recent fiscal year)


                         $4,998 (as of October 1, 2003)
               ---------------------------------------------------
               (Aggregate market value of the voting stock held by
                          non-affiliates of the Issuer)


                       249,895,892 (as of October 1, 2002)
              -----------------------------------------------------
              (Number of shares outstanding of each of the Issuer's
                            classes of common stock)

Transitional Small Business Disclosure Format (check one)
Yes [ ]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
                                   into Part I

                 Annual Report of the Company on Form 10-KSB for
                          the year ended June 30, 2002

             Quarterly Reports of the Company on Form 10-QSB for the
              quarters ended September 30, 2002, December 31, 2002,
                               and March 31, 2003

                   Current Reports on Forms 8-K of the Company
                                     (none)

                         ITEM 1. DESCRIPTION OF BUSINESS

The Company

         The Tirex Corporation (hereinafter referred to as "we", "us" or the "Company") is engaged in the business of developing for sale, license or leasean environmentally safe patented "turn key" cryogenic tire recycling system, known as the "TCS System" The TCS System was designed and developed by us and separates tires into clean and saleable rubber crumb, steel wire, and fiber. The Company was incorporated in Delaware on August 19, 1987 under the name "ConcordEnterprises, Inc." The Company's name was changed to "Stopwatch Inc." on June 20, 1989 and to "Tirex America Inc." on March 10, 1993. On July 11, 1997, the Company's name was changed to "The Tirex Corporation". Since 1993, our core business has been to develop and to initiate marketing efforts by sale or license of an environmentally friendly cryogenic tire recycling system, which we intend to sell to recycling companies and governmental agencies to enable them to recycle tires. We have devoted the bulk of our efforts to completing the design and development of our first production model and raising the financing required to do so. The Company has generated only very limited revenues from operations and is still in the development stage.

The TCS-System

         Our TCS-System comprises a complete, turn-key, environmentally safe, cryogenic tire recycling system designed to: (i) disintegrate scrap tires, using less energy than is required by existing ambient methods (which shred and/or chop tires at "ambient" or normal room temperatures) or other currently available cryogenic methods (which reduce the temperature of the materials through the use of liquid nitrogen), and (ii) produce commercially exploitable, high quality, clean rubber crumb and unshredded steel and fiber. Disregarding configuration variations related to tire feedstock preparation and possible auxiliary grinding after processing through the System to obtain higher proportions of fine mesh rubber, these variations not forming part of our technology in any event, the TCS System is offered in two basic versions, these being the TCS-1 and the TCS-2. These two versions have an annual throughput capacity of approximately one million tires and two million tires respectively,these numbers based on average automobile tires.

         The freezing chamber of the TCS-1 Production Model previously located in Montreal is a large tank through which the tire parts are circulated at temperatures of approximately 170 degrees below zero, Fahrenheit. The second version of the TCS has been designed to run approximately 20 degrees colder to ensure that no pieces of rubber can warm up to the "glass point" before being entirely processed by o ur patented fracturing mill. Frozen tire parts are passed through another chamber that separates the component parts of all tires, including rubber, wire and twine. This chamber contains crushing mechanisms and other proprietary parts and processes that transform the rubber into very small particles (mesh). The mesh is then physically separated from the metal and twine and is finally subjected to other steps to achieve the desired mesh size.

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

o Steel beads, which consist of steel wires tightly wound together to a diameter of approximately 3/8 of an inch. These beads are imbedded around the edges of the tire which contact the wheel rims; Steel belting, which incorporates a thin layer of steel wires laid out in a "herring bone" pattern and which underlies the surface of the tread area; and

o Fiber threads which are incorporated into the rubber used throughout the tire.

         The TCS System has been designed to operate continuously (with minimum amounts of scheduled downtime for maintenance) and to require less energy than is used, to the best of the Company's knowledge, by other presently existing tire recycling equipment.

Step-by-Step Operations

         The step-by step operations of the TCS-System comprise the following:

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

Rubber Crumb Finishing

         Rubber crumb finishing operations are dictated by the output requirements of the entrepreneur and his or her customers. A basic TCS System will produce rubber crumb which is virtually all 10 mesh or finer with virtually all of the output falling between 10 mesh and 30 mesh and with the output profile skewed toward the 10 to 15 mesh side of the spectrum. Market considerations might incite the recycling entrepreneur to request greater proportions of finer mesh rubber crumb than a basic TCS System is designed to produce, such as 100% 30 mesh. This requires auxiliary grinding, which takes place after the steel and fiber have been removed, and affects the configuration of the post Fracturing Mill operations. Auxiliary processing equipment does not form part of the TCS System technology. It is possible that some very small pieces of steel and fiber can be trapped in the larger pieces of rubber coming out of the Fracturing Mill. These small amounts of steel and fiber are released during auxiliary processing and can be separated during the auxiliary processing operation, magnetically for the steel and by an air separation system for the residual fiber. The rubber crumb is then passed through a series of screens to sort the rubber crumb by mesh size, which is thence packaged for customer requirements.

Research and Development Activities

         The Company's technical expertise and that of its consultants have been an important factor in its development. Since its inception, the Company has devoted substantial resources to the design and development of the TCS-1 Plant as well as to raising the financing necessary for such activities. During the fiscal years ended June 30, 2002 and 2003 respectively, the Company expended approximately $751,251 and $450,000 on research and development activities applied to the design, development, and construction of the first TCS-1 production model and to the design of the TCS-2 model, as well as to product development involving rubber crumb. Long-term testing started in the third and fourth quarters of fiscal 1999 and continued through to the end of Calendar 2001. This testing first revealed design problems involving the conveying system within the freezing tower. Which were corrected during the third quarter of fiscal 2000 Further testing revealed additional problems in materials separation which were corrected during Fiscal 2002. The Company also became aware that the output profile of rubber crumb in terms of mesh size from a basic TCS-1 System was not consistent with the high proportions of fine mesh rubber crumb being requested by our identified potential customers. Auxiliary processing equipment was identified and, with the exception of two pieces of equipment, was acquired and installed in late Calendar 2001. Financial considerations dictated that certain of the pieces of equipment so acquired were used equipment and we encountered problems with some of this used equipment. Regardless, Management believes the TCS-1 System which was developed and installed in Montreal is ready for replication and commercialization. In collaboration with our Licensee, Simpro S.p.A. of Turing Italy, we continue to refine and enhance our tire disintegration technology to comply with emerging regulatory or industry standards or the requirements of any potential customer.

         During the fiscal year ended June 30, 2003 all research and development activities respecting the TCS-1 First Production Model and the design of the TCS-2 were carried out by the Company's engineering and technical staff, consisting of Louis V. Muro, Vice President in Charge of Engineering, and two other Company contractually employed engineers.

         Our current rate of recovery of saleable rubber per tire is approximately 94% of the total amount of rubber (15 lbs.) in a 19 lb. (average weight) used auto tire. To the best of our knowledge, the recycling industry currently recovers only 70-80% of the rubber. Until January 2002, we continued to test the TCS-1 First Production Model components to identify opportunities to increase its operating efficiency.. During Fiscal 2002, we developed a design for a second generation system (the "TCS-2") which is to provide approximately double the scrap tire processing capacity of a TCS-1 System. Plant. No Production Model of this second freezing tower has been constructed to date. Our Licensee, Simpro S.p.A., is currently in construction of a demonstration platform which will represent the second generation TCS technology.

Manufacturing

         Our activities to date have focused primarily on the design and development of the TCS-1 First Production Model, and, more recently, on the design of a second generation version of this technology. In connection with these activities, we have been dependent upon arrangements with subcontractors for the manufacture and assembly of the principal components incorporated into a TCS System Plant. Pursuant to our signing of the exclusive manufacturing license agreement with Simpro, S.p.A., with the exception of those systems which Simpro might choose to refuse to accept a contract from any particular potential customer, all manufacturing activities of our company will be undertaken by this Italian company. In the seemingly unlikely scenario where Simpro would refuse a contract which we believe should be accepted, we would have the right to go to alternate sources to have such systems manufactured and installed. . Management believes that numerous alternative sources of supply for all such systems are readily available.

         We have licensed the manufacturing respecting our technology to our Manufacturing Partner, Simpro S.p.A. of Turin, Italy. Simpro is a designer and manufacturer of high-technology production systems, historically primarily for the automobile industry, and is active internationally. Simpro has its ISO 9001, ISO 14001 and EMAS certifications.

Operations

         Until near the end of Fiscal 2002, we had one Production Model TCS-1 Plant which was composed of various proprietary and non-proprietary parts and technology. During Calendar 2001 we converted the Production Model into a full-scale commercial recycling center, with only two pieces of equipment required to be added such that we would be able to produce the quantities of fine mesh rubber crumb demanded by our identified customers. The lack of financial resources forced Management to suspend crumb rubber operations at the time of the calendar 2001 Christmas season. The continued lack of financial resources in early calendar 2002 forced Management to prolong the shutdown indefinitely. Near the end of Fiscal 2002, the Air Plant was returned to the lessor, and, subsequently, the remaining components of the system were dismantled. In order to satisfy the consulting fees and out-of-pocket costs associated with the dismantling, relocation and storage of the First Production Model, most of these components were assigned to the consultant for sale. The Fracturing Mill was sent to the Simpro facility in Italy, where it remains, to facilitate its redesign into a more compact unit.

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

         In July 2000, we entered onto a new agreement with OTRP/its principals (the "New Agreement") modifying and clarifying provisions of the prior agreement between the parties regarding certain rights to the Production Model. Pursuant to the terms of the New Agreement, we issued 4,553,102 shares of its Common Stock to OTRP's principal officer and stockholder in exchange for forgiveness of approximately $938,000 in advances to us or paid on its behalf through June 30, 2000. The New Agreement confirmed OTRP's assignment to us of all its rights to the Production Model and related technology, including all intellectual property rights and any and all rights accruing to OTRP upon termination of the financing lease/purchase arrangements. In addition, OTRP and its principal agreed to make all lease payments to the financing companies in the event we failed to do so and to convert all advances into our Common Stock at 50% of the market value on the date of conversion. During fiscal year ended June 30, 2001 OTRP advanced $256,857 toward our lease payments, and continued to make lease payments in Fiscal 2002 at the rate of $29,280 per month, until the expiration of the lease in mid-April 2002. Insofar as the equipment was not being used after the expiry of the lease, no further lease payments were made. As indicated previously, the lessor requested the return of the equipment, which was accomplished when the lessor provided us with an appropriate destination. In April of 2002, 2,250,000 shares were issued in partial payment against the lease payments made.

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

         On April 22, 1998, we formed a second Canadian corporation, 3477584 Canada Inc., the name of which was changed to Tirex Advanced Products Quebec Inc. on June 3, 1998 (hereinafter referred to as "TAP"). TAP is a wholly owned subsidiary of ours, but is presently dormant.

         On June 1, 1998, we formed a third Canadian corporation, The Tirex Corporation Canada Inc., referred to herein as "TCCI". TCCI is also a wholly owned subsidiary of ours. TCCI was established to operate as our manufacturing arm, but is presently dormant. We do not have any current plans to re-activate TCC.

         We also have another dormant, wholly owned subsidiary, formed under the laws of the State of Delaware, Tirex Acquisition Corp. ("TAC"), for which we have no present plans.

Canadian Grants

         The governments of Canada and Quebec, have officially acknowledged the pivotal role played by business investment in research and development in insuring sustained economic growth and long-term prosperity. In order to encourage such activities, the Government of Canada, on a national basis, and the Government of Quebec, on a provincial basis, support private research and development initiatives through the provision of scientific research tax incentives to businesses and individuals. As a result of the combined efforts of both levels of government, the Quebec location has offered the most generous tax incentives for research and development programs in North America of which we are aware.

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

Tax Incentives

         Canadian and Quebec tax incentives take the form of deductions and tax credits with respect to eligible research and development expenditures of Tirex R&D. Certain tax credits are called "refundable" because, to the extent that the amount of the tax credit exceeds the taxes payable, they are paid over or "refunded" to the taxpayer. Thus such credits function effectively as monetary grants. To qualify for such tax credits, research and development activities must comprise investigation or systematic technological or scientific research conducted through pure or applied research, undertaken to advance science and develop new processes, materials, products or devices or to enhance existing processes, materials, products, or devices. In the period following June 30, 2002, the Company's claim for tax credits in respect of Fiscal 2002 was audited by Revenue Canada, which organization recently changed is name to Canada Customs and Revenue Agency, or CCRA. For purposes of ease of reading, the old name of Revenue Canada will continue to be used. As a result of this assessment, Revenue Canada determined that Cdn193,936 (approximately US$124,000) was due to us. After deducting arrearages on payroll taxes and amounts due to other government departments, the Company received a net amount of Cdn$132,038 (approximately US$84,500). As a function of reciprocal arrangements between Revenue Canada and Revenue Quebec, the Revenue Canada audit result becomes the basis of the calculation of the tax credit granted by Revenue Quebec. The calculated Quebec credit is Cdn$180,520 (approximately US$115,500) After deduction of payroll tax arrearages and payroll tax audit adjustments, an amount die to us in the amount of Cdn$119,365 was established (approximately US$76,400). Rather than release this amount, Revenue Quebec withheld the amount on account of taxes owed by the President of the Company.

Canadian Government, and Government Sponsored Loans and Grants

         We have in the past also received financial assistance by way of loans and grants from Canadian and Quebec governmental agencies for the design and development of the TCS-1 Plant and for export market development. All of the activities for which these loans were approved have been completed and we have received the funds approved. Approximately 80% of the loans previously received have been repaid. Of the remaining approximately CA$150,000 (approximately US$111,000 using a $0.74 exchange rate) US$66,500 will be foregiven if the Company does not realize any sales in Spain and Portugal prior to June 30, 2004 and a further approximately US$14,800 will also be forgiven if there are no sales in Spain and / or Portugal prior to June 30, 2007.

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

         We have entered into confidentiality and invention assignment agreements with certain employees and consultants, which limit access to, and disclosure or use of, our technology. There can be no assurance, however, that the steps we have taken to deter misappropriation of our intellectual property or third party development of our technology and/or processes will be adequate, that others will not independently develop similar technologies and/or processes or that secrecy will not be breached. In addition, although Management believes that our technology has been independently developed and does not infringe on the proprietary rights of others, there can be no assurance that our technology does not and will not so infringe or that third parties will not assert infringement claims against us in the future. Management believes that the steps they have taken to date will provide some degree of protection, however, no assurance can be given that this will be the case.

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

Employees

         As of October 2002, we have four persons employed either directly or under consulting contracts including its three executive officers.. All of the foregoing persons devote their full time to our business and affairs, as required. At times, we also utilize the services of part-time consultants to assist us with market research and development and other matters. We intend to hire additional personnel, as needed.

Potential Markets

         We believe that the potential markets for our TCS System will directly reflect the level of demand for economical, high quality rubber crumb derived from the recycling of scrap tires. The following discussion of the potential markets for rubber crumb assumes that the TCS System will be capable of economically producing high quality recycled rubber crumb and in a variety of sizes, capable of being used in wide range of products. It should be noted, however, that because of the limited operating history of our heretofore Production Model TCS-1 Plant, we cannot, give any assurance that our TCS Systems will in fact perform as expected under continuous, commercial operating conditions. Moreover, even if the demand for rubber crumb should increase in accordance with our expectations, there can be no assurance that a demand for TCS Systems will likewise develop.

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

Marketing Activities

         To a large extent, we have in the past concentrated our efforts on completing the design, development, and construction of our heretofore First Production Model TCS-1 Plant and raising adequate financing to support such efforts. Our long-term objective, however, is to market TCS Systems worldwide, through national and international sales representatives, licensees or strategic partners.. Pursuant to an extensive technical audit, our heretofore First Production Model permitted our company to be certified as an Accredited Tire Recycler by Recyc-Quebec, a quasi-governmental agency of the Quebec Government, and should we re-establish crumb rubber production operations, we would be entitled to tipping fees paid by Recycle Quebec. In the meantime, Management believes that this accreditation will be beneficial to our marketing efforts respecting our technology.

         We can make no assurances with respect to the success of our marketing and distribution strategy of our TCS Systems. Furthermore, we have limited resources to achieve the distribution of our TCS Systems and to date we have made no sales, leases or licenses. We believe that we will need additional financing, which may not be available, to achieve our long-term objectives.

Government Regulation

         Insofar as the Company is not actually a tire recycler, government regulations have little direct effect on our activities. Of greater importance is the possible effect on our customers for the TCS technology. The TCS-System is a "closed loop" system which does not use any chemicals, solvents, gases or other substances which could result in emissions of any kind from the operation of the Plant. To the best of the Company's knowledge, operation of a TCS-System will not result in the emission of any pollutants, the disposal of combustion residues, the storage of hazardous substances, or the production of any significant amounts of solid waste which would have to be landfilled. However, the operation of a TCS System will involve, to varying degrees and for varying periods of time, the storage of scrap tires or tire pieces representing the feedstock to the System, and limited storage of crumb rubber prior to shipment to customers. Rubber, regardless of its physical dimensions or form, is widely defined as being a fire hazard by fire protection services in most industrially-advanced countries. Whole tires, with their size, volume and composition, can pose potentially serious environmental problems. While the Company does not believe that such storage will normally involve quantities of tires so large or storage periods so extensive as to constitute the "stockpiling" of scrap tires, it should be noted that stockpiling, should it occur, could constitute a particularly serious environmental problem. Among the numerous problems relating to scrap tires, is that when stockpiled above ground, tires create serious public health and environmental hazards. These range from scrap tire fires, which generate large and dense clouds of black smoke and cause serious soil pollution and are extremely difficult to extinguish, to the creation of vast breeding grounds for mosquitoes and vermin.

         As a result, many US states and Canadian provinces have either passed or have pending legislation regarding discarded tires including legislation limiting the storage of used tires to specifically designated areas. Operators of TCS Systems will therefore be subject to various local, state, and federal laws and regulations including, without limitation, regulations promulgated by federal and state environmental, health, and labor agencies. Establishing and operating a TCS System for tire recycling will require numerous permits and compliance with environmental and other government regulations, on the part of our customers, both in the United States and Canada and in most other foreign countries. The process of obtaining required regulatory approvals may be lengthy and expensive for customers of our TCS Systems. Moreover, regulatory approvals, if granted, may include significant limitations on operations. The US-EPA and comparable US state and local regulatory agencies, and similar government bodies in Canada and in other jurisdictions where TCS Systems will be marketed actively enforce environmental regulations and conduct periodic inspections to determine compliance with government regulations. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspension of approvals, seizure or recall of products, operating, restrictions, and criminal prosecutions.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         Our corporate headquarters is located at 4055 Ste-Catherine St. West in the Westmount Borough of the City of Montreal, Suite 151, Montreal, Quebec, Canada H3Z 3J8. We have occupied offices at this address since March 2003. The space is provided free of charge, including electricity, heating and local telephone service. During Fiscal 2002, the Company occupied premises in an industrial building on St. Patrick Street in Montreal, where our heretofore First Production Model was located. After having accumulated very substantial arrearages in rent and property taxes for which we were financially responsible, our former landlord instructed us to vacate these premises such that he could rent the space out to another company. As part of the settlement agreement with this former landlord, we agreed to pay to this former landlord the sum of US$540,000 out of the proceeds of the first four sales of TCS Systems, at the rate of US$140,000 per system sold.

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

         We moved to dismiss the case on various procedural grounds and in September 2000 the Court granted our motion based upon the lack of venue in Union County, New Jersey. A new action was instituted by Plaintiff in the Superior Court of New Jersey, Bergen County in April 2001 alleging similar claims as set forth in the previous action (Docket L-08060-00). We denied all of plaintiff's allegations. On July 24, 2002, The Superior Court of New Jersey, Bergen County, dismissed, with prejudice, the plaintiff,s complaint for "Lack of Prosecution". Plaintiff was granted right to appeal, which was undertaken. However, Plaintiff's appeal was rejected by the Appellate Court.

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

Tri-Steel Industries Inc. v. The Tirex Corporation

         Our landlord Tri-Steel Industries Inc. instituted an action against us, and our subsidiaries Tirex Canada and Tirex Canada R & D Inc., on or about June 22, 2001 for arrears of rent in the amount of Canadian $177,973.62 Subsequent to the Plaintiff's instituting this action, we continued to accumulate very substantial arrearages for rent and property taxes for which we were financially responsible. Subsequent to our vacating the premises which had been the object of the lease, we settled with our former landlord for a total amount of US$560,000, to be paid at the rate of $140,000 from each of our first four TCS System sales.

         No director, officer, or affiliate of the Company, or any associate of any of them, is a party to or has a material interest in any proceeding adverse to us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fiscal year ended June 30, 2003 no matters were submitted to a vote of the shareholders of the Company.


                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock, is traded on a limited basis in the over-the-counter market and, since January 2003, has been listed on the "Gray Sheets". We are currently attempting to have our stock re-quoted on the OTC Electronic Bulletin Board, maintained by the National Association of Securities Dealers, Inc. (the "OTC Bulletin Board"). The following table sets forth representative high and low bid prices by calendar quarters as reported in the OTC Bulletin Board during the last two fiscal years. The level of trading in the Company's common stock has been limited and the bid prices reported may not be indicative of the value of the common stock or the existence of an active market. The OTC market quotations reflect inter-dealer prices without retail markup, mark-down, or other fees or commissions, and may not necessarily represent actual transactions.

                                                           Bid Prices
         Period                                           Common Stock

         Fiscal Year Ending June 30, 2002             High              Low

         September 29, 2001                          $ 0.08            $ 0.02
         December 29, 2001                             0.03              0.01
         March 30, 2002                                0.02              0.01
         June 29, 2002                                 0.03              0.01

         Fiscal Year Ending June 30, 2002             High              Low

         September 30, 2002                          $ 0.01            $ 0.01
         December 30, 2002                             0.01              0.01
         March 31, 2003                              See note following
         June 30, 2003                               See note following

Since being relegated to the Gray Sheets, bid prices are not posted.

Shareholders

         As of October 1, 2003, the number of holders of record of the Company's common stock, $.001 par value, was less than 500, which does not include shares held by persons or companies in street or nominee name.

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

         In March 2000, we announced that our tire recycling technology was ready for replication and commercialization. Since Fiscal 2001, we have demonstrated our technology to numerous groups from Asia, Europe, North and South and America and the Caribbean, as well as to some shareholders and potential strategic alliance partners. While numerous Letters of Intent have been signed, as of September 30, 2003, no purchase/sale contracts had been written.

Marketing Structure

         We entered into a conditional agreement with Tirex-Europe in April 2001 respecting market development activities to be undertaken in most of Europe, the Middle East and those North African countries bordering on the Mediterranean Sea. This agreement originated from a previous letter of intent we entered into with European Transformation Resources (ETR), a company to be incorporated under the laws of the Grand Duchy of Luxembourg, for the marketing of TCS Systems in these same regions. Under the terms of the conditional agreement with Tirex-Europe, the Gross Revenue and Cost of Systems Sold numbers resulting from the sales of TCS Systems by Tirex Europe would be recorded on their books rather than on ours. Revenue would thus be attributed to us on the basis of a gross profit sharing proportion applied to such sales concluded by Tirex-Europe. These gross profit sharing proportions are variable as a function of whether or not the sale is being made to a new customer or an existing customer and how many sales are being made to the same customers. The variable scale is not country-specific. Also under the terms of the Tirex-Europe Agreement, Tirex-Europe will pay to us the sum of $500,000, payable over the sale of the first ten TCS Systems but with an overall deadline of twelve months. The contract with Tirex-Europe does not come into effect until Tirex-Europe delivers to us a first firm purchase order for a TCS System. To date, Tirex Europe has not delivered any firm purchase orders and thus the Tirex Europe Agreement remains ineffective. The Agreement has not, however, been cancelled. In the interim, we are completely at liberty to undertake any marketing activities we feel appropriate in those countries and regions where Tirex Europe was to be active.

         In January 2000, we signed a License Agreement with Ocean Equipment Manufacturing and Sales Co. ("OEMS") of New Jersey, a company owned by Louis A. Sanzaro who is also a director and a significant shareholder of Tirex, for the marketing and for the manufacturing, installation and service of our tire recycling systems in the U.S. market. Under the terms of the Agreement, we would receive a royalty for each system sold, subject to adjustments respecting actual manufacturing costs. As of June 30, 2003, OEMS had not yet concluded any sales of TCS Systems to independent parties. As reported ina previous 10-K, Mr. Sanzaro had accepted to relinquish his exclusivity with respect to the US market. We are now dealing with potential US customers directly or through go-betweens on a case-by-case basis, and as such the Company has not had to pay any up-front fees or commissions or assume any marketing expenses incurred by such independent persons.

         On January 31, 2001, we entered into an Agreement with James Conway, an Australian national, under which he was named Business Development Manager Asia. Under this Agreement, Mr. Conway was directed to find a Japanese licensee to produce and sell TCS Systems. The Japanese company eventually selected would have exclusive rights to the Japanese market and non-exclusive rights in other Asian markets. This five-year agreement with Mr. Conway provides for the payment of 10% of the License Fee paid by the Japanese company plus a 1% commission on sales made within five years on all sales made by the licensed Japanese manufacturer. On August 10, 2001, we further appointed Mr. Conway as a Sales Representative in Asian markets which would be outside of Japan, the territory which would be attributed to an eventual Japanese licensee. Under the terms of this three-year agreement, Mr. Conway would receive a commission equal to 5% of the selling price, before any sales or value-added taxes, customs and excise taxes and similar levies which might be imposed by a government. This Agreement will expire on August 8, 2004, but can be renewed. We remain free to undertake whatever marketing activities it deems appropriate in the Asian market, regardless of any activities of Mr. Conway

         In January 2003, the Company entered into a License Agreement with Simpro S.p.A. for exclusive manufacturing rights and for non-exclusive marketing rights with respect to TCS Systems. Simpro is actually in construction of a new demonstration model in Italy which it plans to use to supporet their marketing efforts. To date, Simpro has not sold any systems.

         During Fiscal 2002 and 2003, the Company received several expressions of interest to market our systems in worldwide markets but the Company is unwilling to give market exclusivity to anybody except on a customer-by-customer basis.

         The lack of a significant track record relative to the operation and output of the TCS System has proven to be difficult hurdle to overcome in making TCS System sales. The installed cost of a TCS-1 System to an entrepreneur, depending on the system configuration, the condition of the feedstock and the output requirements and excluding building and infrastructure costs, is in the vicinity of $3,300,000. For a TCS-2, the comparable cost to the entrepreneur is in the vicinity of $5,650,000. This represents a substantial investment for an entrepreneur and, without performance guarantees to substitute for the lack of a significant operating history, entrepreneurs or their financial backers have heretofore been unwilling to accept the risk of purchasing a new technology. Simpro has been able to obtain insurance backing to support their offer of limited performance guarantees, and such potential is expected to assist the marketing effort. Simpro is now offering limited Performance Guarantees.

Potential System Sales Initiated Prior to Fiscal 2003

Puerto Rico - A letter of intent was signed to set up a TCS-2 facility and joint venture on a crumb rubber product manufacturing facility in Puerto Rico. The Puerto Rican representatives presented their project, which includes our technology, to the Government of Puerto Rico in June 2001 to secure approval to proceed, and again in September of 2001 for purposes of securing public funding for the project.. The Puerto Rican group was able to secure substantial partial funding from the Puerto Rican Development Bank but throughout was unable to obtain the necessary financial backing to meet the cash injection requirements of the bank. Subsequent to June 30, 2003, the Puerto Rican project developer was able to find an investor with the means and the interest to invest in the Puerto Rican project. In August of 2003, the investor sent to us a Letter of Intent indicating his intent to provide the necessary financing to ensure the realization of the Puerto Rican project.. However, as of the date of this Report, the Investor had not made any funds available.

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

Marketing Efforts initiated or Pursued During Fiscal 2003

         During 2003, the Company responded to numerous requests for information. Out of these requests, several opportunities presented themselves which merited the expenditure of considerable effort to close a Purchase and Sales Agreement. In addition to the Puerto Rican project, Management actively pursued other initiatives relative to proposed installations in eastern Canada, the USA, Europe, Russia, Brazil, the Middle East, the Republic of South Africa, and in southeast Asia..

         The consultants who had been working with a previous potential customer, 1457213 Ontario Inc. , a Montreal-based firm operating under the name Group Comagest, remained of the opinion that this project was attractive enough to attract other investors. The project business plan was completed and a new development company (hereinafter, NEWCO) , organized, with key management personnel identified and ready and willing to start the NEWCO venture. NEWCO would purchase a TCS-2 from Simpro and install the system in the Province of Quebec. As of the date of this Report, Comagest was in the process of presenting this proposal to public sector funding sources, to be followed by securing the requisite private sector capital to complete the project financing package. However, as of the date of this Report, no commitments had been secured from either the public sector or the private sector and the Company cannot predict when, if ever, a contract for a Quebec-based system will be concluded.

         The finalizing of the License Agreement with Simpro means that the gross revenues from these sales will be recorded on Simpro's books, not in the books of Tirex. The amount remitted back to Tirex will take the form of a royalty and will be accounted for as such. Even if these sales would have been set up in such a way as to be recordable on the books of Tirex, generally accepted accounting principles in effect in the USA would have prevented the Company from recognizing the revenue as such until the systems would have been accepted by the customers. Given the time line required to manufacture, install and have accepted these systems, it is quite unlikely that these revenues would become recognizable during our fiscal year which will end June 30, 2004. By extension, the same principles would apply to the royalty to be received by Tirex. While the Company will benefit from the periodic cash inflows resulting from progress payments during the next approximately ten months, the royalty will, in fact, not have been earned until the systems are accepted by the customers.

         In February of 2001, we concluded a private financing with an investor group. Under the terms of the Agreement, we had the contractual right to require the Investor to purchase up to US$5,000,000 of put notes. We drew down US$750,000 of this amount and used the proceeds of this financing toward legal and consulting fees due, normal operating expenses such as payroll, rent and taxes and the acquisition of equipment for our prototype TCS-1 Plant. In July of 2001, the Company entered into a technical default with respect to the Agreement by not having an SB-2 Registration Statement declared effective by the SEC. After several months of negotiations, the Company entered into a Settlement Agreement with the Investor Group which provided for a cash paydown of the amount owed, including interest and penalties over a period of approximately two years starting with the date the Settlement Agreement was signed, the right of the Investor Group to continue to be able to sell up to 600,000 collateral and Rule 144 shares per month and the issuance of three series of warrants, 500,000 each, exercisable at prices of one cent, five cents and ten cents over a three year period. This Settlement Agreement was announced in April of 2002, and details of the terms of the Agreement are filed as an Exhibit to this Report. The Company, in the absence of having completed its first sales of TCS Systems according to our expectations, was unable to generate the cash flow necessary to pay dowm the Convertible Note in accordance with the terms of the Settlement Agreement. Thus, the Company once again finds itself in a position of default. Numerous recourses are available to the holders of the Convertible Notes, but to date, these recourses have not been exercised. Such recourses can be exercised at any time and the fact that they have not been exercised so far does not preclude their being exercised now or in the future. The Company has kept the Convertible Note holders apprised of its efforts to sell TCS Systems and thus restart the repayments on the Convertible Notes.

         Because of the lengthy delay preceding the commencement of commercial operations, we have historically had to cover our overhead costs from sources other than from commercial revenues. We expect that some portion of our future overhead costs, which may be quite significant, will continue to be covered from sources other than commercial revenues. Until December of 2001, our monthly operating costs were about US$100,000 per month. With the cessation of production activities and the scaling back of research and development expenditures starting in January of 2002, our monthly costs were reduced to approximately US$35,000 per month. Since March of 2003, our monthly our-of-pocket cash costs have been reduced to negligeable amounts. Our cash flow deficit condition will continue until such time as the Company will start generating revenues from the sale of TCS Systems.

         While we have initiated marketing of TCS Systems and have in place a License Agreement, as of September 30, 2003, no unconditional sales orders for TCS Systems had been received and manufacturing of TCS Systems has not been initiated. We do anticipate that we will begin selling or licensing out the sale of TCS Systems and thus initiating the manufacturing of these systems on a commercial basis in the near future., We did not generate any gross sales during either Fiscal 2002 or Fiscal 2003. Unless and until we successfully develop and commence TCS System manufacturing and sales operations on a full-scale commercial level, we will not generate significant revenues from operations. Accordingly, we would be obligated to attempt to seek non-commercial sources of revenues to support operations until TCS Systems sales and manufacturing operations would become a reality. In the event of such a circumstance, there can further be no assurance that such non-commercial revenue funding would be available at all or on terms acceptable to management. Except for the foregoing, we have never engaged in any significant business activities.

Liquidity and Capital Resources

         As of June 30, 2003, we had total assets of $233,335 as compared to $1,302,955 as at June 30, 2002 reflecting a decrease of $1,069,620. Fiscal year-end total assets at June 30, 2002 had reflected a previous decrease of $1,769,290 over $3,072,245 at June 30, 2001. We attribute the decrease in total assets at June 30, 2003 mainly to the further write down of the carrying value of the TCS-1 prototype from its carrying value of $500,000 to the further revised value of $50,000, a reduction of $450,000.This further write down was the result of the failure of the Air Plant during the fourth quarter of Fiscal 2002 and the coming to the end of the capital lease on the Air Plant at the same time. Prior to the Air Plant failure, the Company intended to acquire legal ownership of the Air Plant. Funding was not available to repair the Air Plant and thus the buyback of the Air Plant was not warranted. In such circumstances, rubber crumb operations would not be restarted, thus impairing the value of the prototype TCS-1. A decision was made to further write down this asset on the books of Fiscal 2003 to its revised estimated Net Realizable Value. Further changes in assets include (i) a decrease of $246,970 in Tax Credits Receivable from $246,970 as of June 30, 2002 to Nil as of June 30, 2003, and (ii) a decrease of $242,956 in Prepaid Expenses and Deposits from $242,956 as of June 30, 2002 to Nil as of June 30, 2003. The reduction in Tax Credits Receivable is attributed to the suspension of Research and Development activities by the Company in Fiscal 2003. The reduction in Prepaid expenses and deposits is attributable to amortization and reclassifications against payables during the fiscal year ended June 30, 2003.

         As of June 30, 2003, the Company had total liabilities of $4,094,800 as compared to $4,049,140 at June 30, 2002, reflecting a marginal increase in liabilities of $45,660. Total liabilities at June 30, 2002 had reflected a previous decrease of $56,596 over $4,105,736 in total liabilities at June 30, 2001. We attribute such increases in total liabilities at June 30, 2003 primarily to: (i) increases in Accounts Payable and Accrued Liabilities and current portion of long-term debt in an amount of $329,703 from $1,547,799 as of June 30, 2002 to $1,877,502 as of June 30, 2003, and (ii) decreases in Loans from Related Parties in an amount of $217,855 from $1,012,778 as of June 30, 2002 to $794,923 as of June 30, 2003.

         Reflecting the foregoing, the financial statements indicate that as at June 30, 2003, the Company had a working capital deficit (current assets minus current liabilities) of $1,783,667 and that as at June 30, 2002, the Company had a working capital deficit of $1,127,115, a difference of $656,552. There were reductions in current assets as noted above, particularly in Tax Credits Receivable and Prepaid Expenses and Deposits, along with additions to current liabilities due to third parties represented by Accounts Payable and Accrued Liabilities.

         The success of our tire recycling equipment manufacturing business and our ability to continue as a going concern will be dependent upon our ability to obtain adequate financing to commence profitable, commercial manufacturing and sales activities and the TCS Systems' ability to meet anticipated performance specifications on a continuous, long term, commercial basis. At present, the Company has no liquidity at all and has disposed of all of its production equipment and other operating assets.

Results of OperationsResults of Operations

         As noted above, we are presently in the very early stages of the business of marketing TCS Systems. Rubber crumb operations were suspended at the end of the second quarter of Fiscal 2002, because of financial considerations, and the failure of the Air Plant during preparation for a System demonstration in the fourth quarter, have raised doubt if rubber crumb production operations will be restarted. As a result of these uncertainties, Management further wrote down the carrying value of the Air Plant from the previous $500,000 to its current estimated Net Realizable Value of $50,000 giving a writedown amount of $450,000. We will initiate manufacturing operations with respect to TCS Systems, either directly or through licensees, upon receipt of firm purchase orders, either directly or through strategic market development partners. While progress to this end has proven frustrating so far, we believe that we will be able to secure such purchase orders during Fiscal 2004. We had only incidental revenues from operations during Fiscal years 2002 related to the sale of a relatively small quantity of crumb rubber and no revenues for Fiscal 2003. Unless and until we successfully develop our marketing and manufacturing operations related to TCS Systems on a full-scale commercial basis, we will continue to generate inadequate revenues from operations to support our monthly cash requirements. Except for the incidental revenues from the sale of a relatively small quantity of crumb rubber, the Company has never engaged in any significant business activities.

         The financial statements, which are included in this Report, reflect total general and administrative expenses of $981,170 for fiscal 2003, which reflects an decrease of $228,743 over Fiscal 2002, when general and administrative expenses were $1,209,913. During fiscal 2003, the Company's total operating costs increased by $2,104,544, from $3,560,674 for fiscal 2002 to $1,456,130 for fiscal 2003. The majority of such decrease is the result of the $1,500,000 write down of the carrying value of the TCS-1 prototype in Fiscal 2002 and the suspension of Research and Development activities during Fiscal 2003. Research and Development expenditures, excluding the write down, fell from $797,577 in Fiscal 2002 to Nil in Fiscal 2003, a decrease of $797,577. The decrease in total operating costs also was the result of a decrease in general and administrative expenses, as noted above, in the amount of $228,743.

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

         From inception (July 15, 1987) through June 30, 2003, we have incurred a cumulative net loss of $28,951,048. Approximately $1,057,356 of such cumulative net loss was incurred prior to the inception of our present business plan in connection with the Company's discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced the proposed health care operations and therefore, generated no revenues therefrom.

         Pursuant to an agreement dated December 18, 2002, our Company has licensed the manufactruing rights to Simpro S.p.A. of Turin, Italy, and our own operations will be restricted to receiving license fees and royalties and marketing the product in conjunction with Simpro.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees

         The following sets forth, as of June 30, 2003 the names and ages of all directors, executive officers, and other significant employees of the Company; and all positions and offices in the Company held by each, and the terms of said offices. Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified:

                                 Offices                        Term of
Name                     Age     Held                           Office
----                     ---     ----                           ------

John L. Threshie, Jr.    49      Chairman of the Board          November 1999 -
                                 of Directors, President, and   present
                                 Chief Executive Officer

                                 Director                       June 1995 -
                                                                February 1999

                                 Vice President                 June 1995-
                                                                November 1999

                                 Secretary                      December 1996
                                                                February 1999

Louis V. Muro            71      Vice President                 January 1996 -
                                 of Engineering                 present
                                 and Director

                                 President                      March 1994 -
                                                                January 1995

                                 Director                       December 1992 -
                                                                January 1995

                                 Secretary                      December 1992 -
                                                                March 1994

Louis Sanzaro            54      Director                       January 1997 -
                                                                present

                                 President                      February 1999 -
                                                                November 1999

                                 Vice President                 January 1998 -
                                 of Operations                  February 1999


Michael D.A. Ash         54      Secretary, Treasurer,          February 1999-
                                 and Chief Financial            present
                                 and Accounting Officer

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

JOHN L. THRESHIE, JR. Mr. Threshie has served as President and Chief Executive Officer of the Company since November of 1999. Prior to that time he served as a Vice President of the Company since June 1995. He was appointed Assistant Secretary of the Company on February 11, 1999. From December 1996 until February 11, 1999, Mr. Threshie held the position of Secretary, and from June 1995 until February 11, 1999, as a Director, of the Company. He also served as a Director for The Tirex Corporation Canada Inc. and Tirex Canada R&D Inc. from June 1998 and June 1995, respectively, until February 11, 1999. He has more than fourteen years of experience in the areas of management, marketing and sales primarily in the field of advertising. Mr. Threshie holds a Bachelor's Degree in Political Science from the University of North Carolina. He was employed as an insurance and financial broker by Primerica Financial Services from 1991 through 1994. From 1988 to 1990, Mr. Threshie was an advertising account supervisor for Ammirati & Puris Inc., an advertising firm in New York. From 1983 to 1988 Mr. Threshie was employed as a senior account executive at the advertising firm of Saatchi and Saatchi, Inc. From 1979 to 1983 Mr. Threshie was employed by Milliken & Co. as a sales representative.

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

ITEM 10. EXECUTIVE COMPENSATION

Current Remuneration

         The following table sets forth information concerning the annual compensation received or accrued for services provided in all capacities for the fiscal years ended June 30, 2001, 2002 and 2003 by our chief executive and all our executive officers serving as such as at June 30, 2003 or at any time during the year ended June 30, 2003. Common stock issued in lieu of cash salary payments was valued at a 30-50% discount from the average market price of such stock during the periods in which such salary was earned. Determination of the market price for such purpose was based upon the average of the bid and ask prices of such stock, as traded in the over-the-counter market and quoted in the OTC Bulletin Board. With respect to the issuance of shares during the fourth quarter of Fiscal 2003, this issuance representing but partial compensation to those directors and officers to whom sums were due, the period involved was prior to the company's stock being demoted to the gray sheets, and thus reference to the Bulletin Board prices still applied. The discount from the market price was determined arbitrarily, by negotiation between the Company and our executive officers and did not bear any relationship to any established valuation criteria such as assets, book value, or prospective earnings. The market prices of our common stock and the liquidity of such market has historically been volatile. Future announcements concerning us, our competitors, results of testing, technological innovations or new commercial products may have a significant impact on the market price of our common stock. We believe that, as of the dates when such shares were issued, the actual market value of such shares was, and as of the date hereof remains, highly contingent upon, and subject to, extremely high risks.

SUMMARY COMPENSATION TABLE:

                               ANNUAL COMPENSATION

Name and Principal Position         Year       Salary $        Bonus $   Other $
---------------------------         ----       --------        -------   -------

John L. Threshie Jr.                2003     $125,000 (1)        Nil       nil
President                           2002     $125,000 (2)
                                    2001     $125,000 (3)

Louis V. Muro                       2003     $150,000 (4)        Mil       nil
Vice President - Engineering        2002     $150,000 (5)
                                    2001     $150,000 (6)

Michael D.A. Ash                    2003     $100,000 (7)        Nil       nil
Secretary-Treasurer & CFO           2002     $100,000 (8)
                                    2001     Note below

         In 1999, Mr. Ash abrogated his then existing Employment Agreement. This was replaced by a Consulting Agreement for a period of sixteen (16) months to the end of Calendar 2000. Under this consulting agreement, Mr. Ash received 2,000,000 shares of the common stock of the Company. A new employment Agreement with an effective date of January 2001 was put into effect and the prior Consulting Agreement was allowed to lapse. Under the existing Employment Agreement, Mr. Ash earns a salary of $100,000 and Mr. Ash also has options to purchase stock of the company at the lesser of 20(cent) for the first year option, 40(cent) for the second year option and 50(cent) for the third year option, or 50% of market applicable to each series. The options can be exercised on a cashless basis.. Prorating the stock issuance over the sixteen month term of the prior Consulting Agreement, in Fiscal 2000, Mr. Ash was entitled to 1,250,000 shares of stock. There was no cash salary in Fiscal 2000 for Mr. Ash. For Fiscal 2001, Mr. Ash received the balance of his stock entitlement, i.e. 750,000 shares, and was entitled to receive $50,000 in cash. For Fiscal 2002 and 2003, Mr. Ash was entitled to receive $100,000 annually.

(1) During Fiscal 2003, Mr. Threshie received 2,500,000 commons shares of the stock of our Company in partial compensation for salary and expenses, issued at a 35% discount to market.

(2) In lieu of cash payment of salary, reimbursable expenses and other benefits, Mr. Threshie was issued shares of our Common Stock and was permitted to purchase shares during FY 2002 at a discount of 35% currently in effect versus 50% in prior years, of the then current market price. The number of shares issued to Mr. Threshie pursuant thereto during fiscal 2002 aggregated 6,555,709 shares. It is our intention and that of Mr. Threshie to continue to enter into similar transactions during fiscal year 2003 for all or part of his salary and for reimbursement of expenses.

(3) In lieu of cash payment of salary, reimbursable expenses and other benefits, Mr. Threshie was issued shares of our Common Stock and was permitted to purchase shares in FY2001 and prior at a discount of 50% of the then current market price. The rate of discount was reduced effective the beginning of Fiscal 2002. The number of shares issued to Mr. Threshie pursuant thereto during fiscal 2001 aggregated 4,634,642 shares.

(4) During Fiscal 2003, Mr. Muro received 2,000,000 commons shares of the stock of our Company in partial compensation for salary and expenses, issued at a 35% discount to market.

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

(7) In lieu of cash payment of salary, reimbursable expenses and other benefits, Mr. Ash received 2,100,000 common shares of our Company, as partial compensation, during Fiscal 2003, issued at a 35% discount to market. During Fiscal 2003, Mr. Ash notified the Company of his desire to exercise his first option under his Employment Agreement. The Company has not yet issued the 500,000 shares necessary to satisfy this exercise on a cashless basis, as provided for in the Employment Agreement.

(8) In lieu of cash payment of salary, reimbursable expenses and other benefits, Mr. Ash received 3,468,603 common shares of our Company during Fiscal 2002 , issued at a 35% discount to market,

(9) We believe that it is impossible to determine the actual current or potential value of such shares in light of the fact that, as of the dates when such shares were issued to the executive officers, the actual potential market value of such shares were highly contingent upon, and subject to, extremely high risks including but not limited to the following factors: (i) the very early stage of development of our business; (ii) our lack of sufficient funds to implement our business plan and the absence of any commitments from potential investors to provide such funds; (iii) the absence of a reliable, stable, or substantial trading market for such shares; and (iv) the uncertainty respecting our ability to continue as a going concern.

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

         As discussed elsewhere in this Report, the following is a summary of those options and warrants outstanding with respect to the purchase of the common stock of the Company:

-------------------------------------------------------------------------------------------------------------

Beneficiary               Issuable                     Exercise Window              Price
-----------               --------                     ---------------              -----
-------------------------------------------------------------------------------------------------------------
John L. Threshie Jr.      1,000,000 share options at   Two (2) years from date of   Series 1: lesser of 20
                          the beginning of each of     issue                        cents or 50% of market
                          Calendar Years 2002, 2003                                 Series 2: lesser of 40
                          and 2004                                                  cents or 50% of market
                                                                                    Series 3: lesser of 50
                                                                                    cents or 50% of market
-------------------------------------------------------------------------------------------------------------

Michael Ash               1,000,000 share options at   Two (2) years from date of   Series 1: lesser of 20
                          the beginning of each of     issue                        cents or 50% of market
                          Calendar Years 2001, 2002                                 Series 2: lesser of 40
                          and 2003                                                  cents or 50% of market
                                                                                    Series 3: lesser of 50
                                                                                    cents or 50% of market
-------------------------------------------------------------------------------------------------------------

Convertible Debenture     1,500,000 in three series    Series 1: At any time        Series 1 at one (1)
                          of 500,000 each              during the 3-year period     cent each
                                                       following the date of the    Series 2 at five (5)
                                                       Settlement Agreement, to     cents each
                                                       wit, April 26, 2002          Series 3 at ten (10)
                                                       Series 2: During the         cents each
                                                       second and third years
                                                       following April 26, 2002
                                                       Series 3: During the third
                                                       year following April 26,
                                                       2002
-------------------------------------------------------------------------------------------------------------

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

         In the case of Messrs. Threshie and Muro, 200% of the amount of the base salary for a period of twelve months; In the case of Mr. Ash, the amount of severance compensation for termination other than for cause, or by the executive for "good reason", as that term is defined in the Executive Agreements, or pursuant to a change in control of the Company, amounts to twice his annual base salary plus four months of base salary for each year of service following February 11, 1999.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of October 1, 2003, with respect to the persons known to the Company to be the beneficial owners of more than 5% of the common stock, $.001 par value of the Company and of more than 5% of the Class A Common Stock of the Company's subsidiary, Tirex R&D and of all Officers and Directors of the Company as that term is defined in Item 402(a)(2) of Regulation S-B. Neither the Company nor Tirex R&D have any shares of any other class issued or outstanding.

                  Name and                           Amount and
Title             Address of                         Nature of         Percent
of                Beneficial                         Beneficial        of
Class             Owner                              Ownership         Class (1)
-----             -----                              ---------         ---------

Common            John L. Threshie, Jr.              2,502,901(2)      1.00%
The Tirex         151 Francois, Apt. 607
Corporation       Nun's Island (Montreal), Quebec
                  Canada, H3E 1G5

Class A
Common                                                      34(5)        34%
Tirex
R&D

Common            Louis V. Muro                      5,978,957(2)(3)   2.39%
The Tirex         374 Oliver Avenue
Corporation       Westmount, Quebec
                  Canada H3Z 3C9

Class A
Common                                                      17(5)        17%
Tirex
R&D

Common            Louis V. Sanzaro                  16,281,088(2)      6.52%
The Tirex         1497 Lakewood Road
Corporation       Toms River, NJ 08755

Common            Michael Ash                        2,980,000(4)      1.19%
The Tirex         310 Montee Sabourin
Corporation       St. Bruno, Quebec
                  Canada, J3V 4P6

Common            All directors and                 27,742,946        11.10%
The Tirex         officers as a group
Corporation       (4 persons)

Class A           All directors and                         51        51.0%
Common            officers as a group
Tirex             (2 persons)
R&D

-------------------------

(1) The percentages listed in the table is calculated on the basis of 249,895,892 shares of the common stock, $.001 par value, of the Company outstanding as at October 1, 2003.

(2) Our executive officers, directors and principal shareholders have pledged an aggregate of 11,986,315 (approximately 6% of our then outstanding shares) of their personal shareholdings in the Company as a security interest for our recent issuance of $750,000 of 8% convertible notes, pursuant to a Subscription Agreement and Security Agreement dated February 26, 2001. Specifically, John L. Threshie, Jr. pledged 1,891,204 shares, Louis Muro pledged 1,723,514 shares and Louis Sanzaro pledged 8,371597 shares of our common stock. These shares are currently being held in escrow, pending satisfaction of the terms of the notes. We were served a notice of default by the investors of the notes in July 2001. A Settlement Agreement was reached in April of 2002. The Company has been unable to respect its financial obligations undser the terms of the Settlement Agreement and negotiations with respect to a new settlement have not been completed. As of the date of this Report, 3,190,977 collateral shares remained in the hands of the Investors. This represents approximately 1.3% of our current outstanding stock. The Investors also possess 4,000,000 of non-collateral stock, representing an additional 1.6% of our stock outstanding.

(3) Includes: (i) 5,244,957 shares held of record by Mr. Muro as of October 1, 2003; and (ii) 734,000 shares held of record by Mr. Muro's wife, Nina Aviles Muro.

(4) Includes: (i) 2,750,000 shares held of record by Mr. Ash as of June 30, 2003; and (ii) 230,000 shares held of record in the name of Loryta Investments Limited an entity beneficially owned by the family of Mr. Ash.

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


Changes in Control

         On February 26, 2001 we issued $750,000 worth of convertible notes at an annual rate of eight percent (8%) to certain investors. Interest payable on these notes is payable quarterly commencing June 30, 2001. In addition, all principal and unpaid interest due on the outstanding notes is immediately due and payable on February 26, 2003, or earlier in the event of a default. One of the conditions of this transaction was that we would file with the Securities and Exchange Commission a Registration Statement on Form SB-2 to register various securities issuable upon the conversion of notes by a date certain and that the Registration Statement would be effective by August 15, 2001. We failed to meet these deadlines and the investors served a notice of default on us on July 19, 2001. Negotiations were undertaken throughout the remainder of Calendar 2001 and into 2002 until a Settlement Agreement was reached on April 26, 2002. Under the terms of the Agreement, a copy of which is included as an Exhibit to this Report, the Company is obligated to pay down the amount owed to the Investor Group, including interest and penalties, over a period of approximately two years. During the time when an amount continues to be owed to the Investor Group, the Investor Group will have the right to sell up to 600,000 collateral or Rule 144 shares per month and apply the proceeds to interest due, fees and finally to reduction of the principle amount outstanding. Any remaining collateral shares at the time the debt will have been totally repaid will be returned to the original owners of the shares. The Investor Group was also given three series of warrants for 500,000 shares each, exercisable at prices of $0.01, $0.05 and $0.10 respectively and exercisable within pre-defined time windows over a three year period starting with the date of signature of the Settlement Agreement. . As of October 24, 2002, the Investor Group had 6,081,597collateral shares in their possession. As to the failure to have an SB-2 Registration Statement effective by August 15, 2001, the signing of the Settlement Agreement negated the default. Due to a lack of financial resources, the Company was forced to default on the terms of the Settlement Agreement. To date, the Investors have sold 8,795,338 shares of the original 11,986,315 collateral shares held by them.

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

         Pursuant to a Subscription Agreement dated February 26, 2001 we issued $750,000 of 8% convertible notes, due February 26, 2003 to three investors. Under the Subscription Agreement, we had the option, subject to conditions, to require the investors to purchase additional convertible put notes up to $4,250,000. Interest only payments are due quarterly commencing June 30, 2001, and the principal is due in one lump sum on February 26, 2003, or upon certain events of default. The number of shares of common stock issuable upon conversion of the convertible notes is 15,000,000, based on a conversion price of $0.05 per share. One of the conditions of this transaction was that we would file with the Securities and Exchange Commission a Registration Statement on Form SB-2 to register various securities issuable upon the conversion of the notes by a date certain and that the Registration Statement would be effective by August 15, 2001. We failed to meet these deadlines and the investors served a notice of default on us on July 19, 2001. The conversion price for the convertible notes is the lesser of (i) 80% of the average of the three lowest closing bid prices of the common stock for the twenty-two (22) trading days prior to the closing date, or (ii) 80% of the average of the five lowest closing bid prices of the common stock for the sixty (60) trading days prior to the conversion date, as defined in the convertible note. The maximum number of shares of common stock that any subscriber or group of affiliated subscribers may own after conversion at any given time is 4.99%.

         During the years ended June 30, 2002 and 2003, the Company's executive officers and certain consultants to the Company have waived substantial portions of their salaries, fees and/or unreimbursed expenses made by them on behalf, and for the account, of the Company, and have accepted shares of the Company's common stock in lieu thereof. In connection therewith shares have been issued as follows:

         During fiscal 2003 various officers and former officers received Common Stock in partial compensation with respect to salaries and expense reimbursements and purchased shares of Common Stock totaling 6,600,000 shares. The shares issued or sold to officers were valued at thirty-five per cent (35%) of the then current market price. During Fiscal 2002, the number of shares issued for these reasons was 14,524,312.

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

ITEM 13.  EXHIBITS

FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

         The financial statements filed as a part of this report are as follows:

         Consolidated Balance Sheet - June 30, 2003

         Consolidated Statements of Operations for the years ended June 30, 2002 and 2003, and cumulative for the period from inception (July 15, 1987) to June 30, 2003

         Consolidated Statements of Owners' Equity (Deficit) as at July 15, 1987 and June 30, 2000 - 2003

         Consolidated Statements of Cash Flows for the years ended June 30, 2002 and 2003 and cumulative for the period from inception (July 15,1987) to June 30, 2003

Financial Statement Schedules

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

Reports on 8-K

         The Company filed a current reports on Form 8-K on December 24, 2002 with respect to the License Agreement signed with Simpro S.p.A..

                                    SIGNATURES

         In accordance with Section 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE TIREX CORPORATION


                                       By /s/ JOHN L. THRESHIE, JR.
                                          --------------------------------------
Date: October 15, 2003                    John L. Threshie, Jr.
                                          Chairman of the Board of Directors and
                                          Chief Executive Officer

         In accordance with Section 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.



SIGNATURES                        TITLE                         DATE
----------                        -----                         ----

Principal Executive Officer:

/s/ JOHN L. THRESHIE, JR          Chairman of the Board         October 15, 2003
------------------------------    of Directors and Chief
John L. Threshie, Jr              Executive Officer


Principal Financial and Accounting Officer:

/s/ MICHAEL D.A. ASH              Secretary, Treasurer,         October 15, 2003
------------------------------    and Chief Financial and
Michael D.A. Ash                  Accounting Officer


A Majority of the Board of Directors:

/s/ JOHN L. THRESHIE, JR.         Chairman of the Board         October 15, 2003
------------------------------    of Directors
John L. Threshie, Jr.


/s/ LOUIS SANZARO                 Director                      October 15, 2003
------------------------------
Louis Sanzaro

/s/ LOUIS V. MURO                 Director                      October 15, 2003
------------------------------
Louis V. Muro


                  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
                 REPORTS FILED PURSUANT TO SECTION 15(D) OF THE
                      EXCHANGE ACT BY NON-REPORTING ISSUERS

         No annual report or proxy materials have been sent to security-holders during the fiscal year ended June 30, 2003 or the subsequent interim period. As at the date hereof, the Company plans to furnish proxy materials relating to its annual meeting, which is presently intended to be held during the current fiscal year. All such materials will be furnished to the Commission at the same time as they are sent to securities holders.

                         Report of Independent Auditors


Board of Directors
The Tirex Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of The Tirex Corporation and Subsidiaries (a development stage company) as of June 30, 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2003 and 2002 and for the cumulative period from March 26, 1993, (date of inception) to June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Tirex Corporation and Subsidiaries (a development stage company) at June 30, 2003, and the results of their operations, and their cash flows for the years ended June 30, 2003 and 2002, and for the cumulative period from March 26, 1993, (date of inception) to June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

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


                                          /s/ PINKHAM & PINKHAM, P.C.
                                          --------------------------------------
                                          Pinkham & Pinkham, P.C.
                                          Certified Public Accountants

October 10, 2003
Cranford, New Jersey

                     THE TIREX CORPORATION AND SUBSIDIARIES
                     --------------------------------------
                        (A Developmental Stage Company)
                        -------------------------------

                           Consolidated Balance Sheet
                                  June 30, 2003

                                     Assets
                                     ------

Current assets
  Cash and cash equivalents                                        $         --
  Accounts receivable                                                        --
  Notes receivable                                                       20,475
  Sales tax receivable                                                       36
  Inventory                                                              73,323
  Research and Experimental Development tax credits receivable               --
  Prepaid expenses and deposits                                              --
                                                                   ------------
                                                                         93,835
                                                                   ------------

Property and equipment, at cost, net of accumulated
  depreciation of $251,279                                               50,000
                                                                   ------------

Other assets
  Investment, at cost                                                    89,500
  Prepaid expenses and deposits                                              --
                                                                   ------------
                                                                         89,500
                                                                   ------------

                                                                   $    233,335
                                                                   ============

                  Liability and Stockholders' Equity (Deficit)
                  --------------------------------------------

Current liabilities
  Accounts payable and accrued liabilities                            1,792,432
  Current portion of long-term debt                                      85,070
                                                                   ------------
                                                                      1,877,502
                                                                   ------------
Other liabilities
  Long-term deposits and notes                                          217,500
  Government loans (net of current)                                      87,080
  Capital lease obligations (net of current)                                 --
  Convertible notes                                                     932,240
  Convertible note                                                      185,556
  Loans to related parties                                              794,923
                                                                   ------------
                                                                      2,217,299
                                                                   ------------

                                                                      4,094,800
                                                                   ------------

Stockholder' Equity (Deficit)
  Common stock, $.001 par value. Authorized
   250,000,000 shares, issued and outstanding
   249,895,892 shares                                                   249,896
  Additional paid-in capital                                         25,222,219
  Deficit accumulated during the development stage                  (28,951,048)
  Unrealized gain (loss) on foreign exchange                           (382,534)
                                                                   ------------
                                                                     (3,861,465)
                                                                   ------------

                                                                   $    233,335
                                                                   ============


                 See Notes to Consolidated Financial Statements

                     THE TIREX CORPORATION AND SUBSIDIARIES
                     --------------------------------------
                        (A Developmental Stage Company)
                        -------------------------------

          Consolidated Statements of Operations and Comprehensive Loss

                                                                                  Cumulative
                                                                                  Period from
                                                                                 March 26, 1993
                                                   Year Ended June 30,             (Date of
                                               ------------------------------    Inception) to
                                                   2003             2002         June 30, 2003
                                               -------------    -------------    -------------
Revenues                                       $          --    $      28,515    $   1,354,088

Cost of sales                                             --           12,981        1,031,075
                                               -------------    -------------    -------------

Gross profit                                              --           15,534          323,013
                                               -------------    -------------    -------------

Operations
  General and administrative                         981,170        1,209,913       11,637,075
  Depreciation and amortization                       24,960           53,184          365,545
  Research and development                           450,000        2,297,577       15,396,966
                                               -------------    -------------    -------------

Total expenses                                     1,456,130        3,560,674       27,399,586
                                               -------------    -------------    -------------

Loss before other expenses and income             (1,456,130)      (3,545,140)     (27,076,573)
                                               -------------    -------------    -------------

Other income (expenses)
  Interest expense                                   105,245         (222,204)         762,731
  Interest income                                         --               --          (45,443)
  Income from stock options                               --               --          (10,885)
  Loss on disposal of equipment                           --               --            4,549
                                               -------------    -------------    -------------

                                                     105,245         (222,204)         710,982
                                               -------------    -------------    -------------

Net loss                                          (1,561,375)      (3,767,344)     (27,787,555)
                                               -------------    -------------    -------------

Other comprehensive loss
  Loss on foreign exchange                                --               --         (106,137)
                                               -------------    -------------    -------------

Net loss and comprehensive loss                $  (1,561,375)   $  (3,767,344)   $ (27,893,692)
                                               =============    =============    =============

Basic and Diluted net loss and comprehensive
loss per common share                          $       (0.01)   $       (0.02)   $       (0.47)
                                               =============    =============    =============

Weighted average shares of common
 stock outstanding                               237,326,726      204,212,265       59,348,651
                                               =============    =============    =============

                 See Notes to Consolidated Financial Statements

                     THE TIREX CORPORATION AND SUBSIDIARIES
                     --------------------------------------
                        (A Developmental Stage Company)
                        -------------------------------

            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                 Deficit
                                                                               Accumulated
                                        Common Stock             Additional      During       Unrealized
                                  --------------------------      Paid-in     Developmental    Foreign
                                    Shares         Amount         Capital         Stage        Exchange        Total
                                  -----------    -----------    -----------    -----------    -----------   -----------
Balance at June 30, 1992            3,383,020    $     3,383    $   194,980    $(1,057,356)   $        --   $  (858,993)

Stock issued for reorganization    18,650,000         18,650         76,155             --             --        94,805
Stock issued for services             100,000            100           (100)            --             --            --
Stock issued in exchange for
 warrants                             363,656            364           (364)            --             --            --
Forgiveness of debt                        --             --        728,023             --             --       728,023
Net loss and comprehensive loss
 for the year                              --             --             --       (165,296)            --      (165,296)
                                  -----------    -----------    -----------    -----------    -----------   -----------


Balance at June 30, 1993           22,496,676         22,497        998,694     (1,222,652)            --      (201,461)

Stock issued                            2,000              2             (2)            --             --            --
Exchange for debt                          --             --        149,170             --             --       149,170
Payments received for stock
 previously issued                         --             --        237,430             --             --       237,430
Net loss and comprehensive loss
for the year                               --             --             --       (179,296)            --      (179,296)
                                  -----------    -----------    -----------    -----------    -----------   -----------


Balance at June 30, 1994           22,498,676         22,499      1,385,292     (1,401,948)            --         5,843

Revision of common stock          (11,900,000)       (11,900)        11,900             --             --            --
Stock issued for services           5,592,857          5,592        513,908             --             --       519,500
Shares issued in exchange
 for debt                             200,000            200         24,300             --             --        24,500
Issuance of common stock              402,857            401         21,915             --             --        22,316
Net loss and comprehensive loss
for the year                               --             --             --       (575,771)            --      (575,771)
                                  -----------    -----------    -----------    -----------    -----------   -----------


Balance at June 30, 1995           16,794,390    $    16,792    $ 1,957,315    $(1,977,719)   $        --   $    (3,612)
                                  -----------    -----------    -----------    -----------    -----------   -----------

                 See Notes to Consolidated Financial Statements

                     THE TIREX CORPORATION AND SUBSIDIARIES
                     --------------------------------------
                        (A Developmental Stage Company)
                        -------------------------------

            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                 Deficit
                                                                               Accumulated
                                        Common Stock             Additional      During         Unrealized
                                  ---------------------------     Paid-in     Developmental      Foreign
                                     Shares         Amount        Capital         Stage          Exchange        Total
                                  ------------   ------------   ------------   ------------    ------------   ------------
Balance at June 30, 1995            16,794,390   $     16,792   $  1,957,315   $ (1,977,719)   $         --   $     (3,612)

Stock issued for services            3,975,662          5,090        846,612             --              --        851,702
Shares issued in exchange
 for debt                              391,857            392         29,008             --              --         29,400
Issuance of common stock               710,833            710         80,161             --              --         80,871
Net loss and comprehensive loss
for the year                                --             --             --     (1,127,044)             --     (1,127,044)
                                  ------------   ------------   ------------   ------------    ------------   ------------

Balance at June 30, 1996            21,872,742         22,984      2,913,096     (3,104,763)             --       (168,683)

Stock issued for options                    --             --        912,838             --              --        912,838
Stock issued for services            5,067,912          3,955        690,234             --              --        694,189
Shares issued in exchange
 for debt                              251,382            252         43,965             --              --         44,217
Issuance of common stock            10,257,936         10,259        335,132             --              --        345,391
Grants issued                               --             --        408,597             --              --        408,597
Net loss and comprehensive loss
for the year                                --             --             --     (2,376,279)             --     (2,376,279)
                                  ------------   ------------   ------------   ------------    ------------   ------------

Balance at June 30, 1997            37,449,972         37,450      5,303,862     (5,481,042)             --       (139,730)

Stock issued for services            4,396,466          4,396        922,180             --              --        926,576
Stock issued for options                    --             --        948,500             --              --        948,500
Issuance of common stock            21,795,000         21,796      1,176,755             --              --      1,198,551
Unrealized foreign exchange                 --             --             --             --         183,785        183,785
Stock options issued and
 outstanding                                --             --      1,236,913             --              --      1,236,913
Grants issued                               --             --        669,906             --              --        669,906
Net loss and comprehensive loss
for the year                                --             --             --     (4,570,441)             --     (4,570,441)
                                  ------------   ------------   ------------   ------------    ------------   ------------

Balance at June 30, 1998            63,641,438   $     63,642   $ 10,258,116   $(10,051,483)   $    183,785   $    454,060
                                  ------------   ------------   ------------   ------------    ------------   ------------

                 See Notes to Consolidated Financial Statements

                     THE TIREX CORPORATION AND SUBSIDIARIES
                     --------------------------------------
                        (A Developmental Stage Company)
                        -------------------------------

            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                 Deficit
                                                                               Accumulated
                                        Common Stock             Additional      During         Unrealized
                                  ---------------------------     Paid-in     Developmental      Foreign
                                     Shares         Amount        Capital         Stage          Exchange        Total
                                  ------------   ------------   ------------   ------------    ------------    ------------
Balance at June 30, 1998            63,641,438   $     63,642   $ 10,258,116   $(10,051,483)   $    183,785    $    454,060

Stock issued for services           24,200,439         24,200      2,735,544             --              --       2,759,744
Stock issued for options             2,234,567          2,235         38,765             --              --          41,000
Shares issued in exchange
 for debt                            3,787,947          3,788        340,164             --              --         343,952
Conversion of debentures             2,816,966          2,817        290,102             --              --         292,919
Issuance of common stock               677,966            678         49,322             --              --          50,000
Unrealized foreign exchange                 --             --             --             --         (29,142)        (29,142)
Stock options issued and
 outstanding                                --             --        385,600             --              --         385,600
Grants issued                               --             --      1,057,742             --              --       1,057,742
Net loss and comprehensive loss
for the year                                --             --             --     (4,909,879)             --      (4,909,879)
                                  ------------   ------------   ------------   ------------    ------------    ------------

Balance at June 30, 1999            97,359,353         97,360     15,155,355    (14,961,362)        154,643         445,996


Stock issued for services           28,873,210         28,873      2,217,758             --              --       2,246,631
Stock issued for options             5,327,486          5,327        381,600             --              --         386,927
Shares issued in exchange
 for debt                            7,342,055          7,342        382,556             --              --         389,898
Conversion of debentures            12,010,073         12,010        815,796             --              --         827,806
Issuance of common stock               221,000            221         16,039             --              --          16,260
Unrealized foreign exchange                 --             --             --             --           5,789           5,789
Grants issued                               --             --        395,683             --              --         395,683
Net loss and comprehensive loss
for the year                                --             --             --     (5,548,829)             --      (5,548,829)
                                  ------------   ------------   ------------   ------------    ------------    ------------

Balance at June 30, 2000           151,133,177        151,133     19,364,787    (20,510,191)        160,432        (833,839)


Stock issued for services            7,375,483          7,375        864,840             --              --         872,215
Stock issued for options             5,378,507          5,379        506,998             --              --         512,377
Shares issued in exchange
 for debt                           11,646,312         11,646      1,547,455             --              --       1,559,101
Conversion of debentures               100,000            100         19,900             --              --          20,000
Issuance of common stock               732,929            733         39,427             --              --          40,160
Unrealized foreign exchange                 --             --             --             --        (340,661)       (340,661)
Grants issued                               --             --        249,294             --              --         249,294
Net loss and comprehensive loss
for the year                                --             --             --     (3,112,138)             --      (3,112,138)
                                  ------------   ------------   ------------   ------------    ------------    ------------

Balance at June 30, 2001           176,366,408   $    176,366   $ 22,592,701   $(23,622,329)   $   (180,229)   $ (1,033,491)
                                  ------------   ------------   ------------   ------------    ------------    ------------

                 See Notes to Consolidated Financial Statements

                     THE TIREX CORPORATION AND SUBSIDIARIES
                     --------------------------------------
                        (A Developmental Stage Company)
                        -------------------------------

            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                             Deficit
                                                                           Accumulated
                                    Common Stock             Additional      During         Unrealized
                              ---------------------------     Paid-in     Developmental      Foreign
                                 Shares         Amount        Capital         Stage          Exchange        Total
                              ------------   ------------   ------------   ------------    ------------    ------------
Balance at June 30, 2001       176,366,408   $    176,366   $ 22,592,701   $(23,622,329)   $   (180,229)   $ (1,033,491)

Stock issued for services       18,466,162         18,466        314,859             --              --         333,325
Stock issued in exchange
  for debt                      24,075,502         24,076      1,145,090             --              --       1,169,166
Issuance of common stock         5,849,487          5,850         61,897             --              --          67,747
Unrealized foreign exchange             --             --             --             --         (19,940)        (19,940)
Grants issued                           --             --        504,352             --              --         504,352
Net loss and comprehensive
loss for the year                       --             --             --     (3,767,344)             --      (3,767,344)
                              ------------   ------------   ------------    ------------    ------------    ------------


Balance at June 30, 2002      $224,757,559   $    224,758   $ 24,618,899   $(27,389,673)   $   (200,169)   $ (2,746,185)
                              ============   ============   ============    ============    ============    ============

Stock issued for services        5,455,000          5,455        130,920             --              --         136,375
Stock issued in exchange
  for debt                      15,400,000         15,400        441,183             --              --         456,583
Issuance of common stock         4,283,333          4,283         31,217             --              --          35,500
Unrealized foreign exchange             --             --             --             --        (182,365)       (182,365)
Grants issued                           --             --             --             --              --              --
Net loss and comprehensive
loss for the year                       --             --             --     (1,561,375)             --      (1,561,375)
                              ------------   ------------   ------------    ------------    ------------    ------------

Balance at June 30, 2003      $249,895,892   $    249,896   $ 25,222,219   $(28,951,048)   $   (382,534)   $ (3,861,465)
                              ============   ============   ============    ============    ============    ============

                 See Notes to Consolidated Financial Statements

                     THE TIREX CORPORATION AND SUBSIDIARIES
                     --------------------------------------
                        (A Developmental Stage Company)
                        -------------------------------

                      Consolidated Statements of Cash Flows

                                                                                        Cumulative
                                                                                        Period from
                                                                                       March 26, 1993
                                                           Year Ended June 30,           (Date of
                                                       ----------------------------    Inception) to
                                                           2003            2002        June 30, 2003
                                                       ------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                             $ (1,561,375)   $ (3,767,344)   $(27,893,692)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation and amortization                              24,960          53,184         364,304
  (Gain) loss on disposal and abandonment of assets         530,651       1,500,000       2,005,498
  Stock issued in exchange for interest                          --              --         169,142
  Stock issued in exchange for services and expenses         43,250         333,325      10,574,972
  Stock options issued in exchange for services                  --              --       3,083,390
  Unrealized gain on foreign exchange                      (182,365)        (19,940)       (382,554)
Change in assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                      33,213         (33,213)             --
    Inventory                                                (8,158)        (51,823)        (73,323)
   Sales tax receivable                                      22,053          53,870             (36)
   Research and experimental development tax
      credits receivable                                    246,970         114,059              --
   Other assets                                             242,956         193,297         (10,120)
  (Decrease) increase in:
   Accounts payable and accrued liabilities                 273,586         135,447       1,896,101
   Accrued salaries                                          33,080          90,874         323,152
   Due to stockholders                                           --              --           5,000
                                                       ------------    ------------    ------------

Net cash used in operating activities                      (301,179)     (1,398,264)     (9,938,166)
                                                       ------------    ------------    ------------

Cash flow from investing activities:
  Change in notes receivable                                 (2,415)         28,059        (259,358)
  Reduction in notes receivable                                  --              --         237,652
  Investment                                                     --         (89,500)        (89,500)
  Equipment                                                      --              --        (321,567)
  Equipment assembly costs                                       --              --      (1,999,801)
  Organization cost                                              --              --           6,700
  Reduction of security deposit                                  --              --          (1,542)
                                                       ------------    ------------    ------------

Net cash used in investing activities                        (2,415)        (61,441)     (2,427,416)
                                                       ------------    ------------    ------------

Cash flows from financing activities:
  Loans from related parties                                133,600       1,070,823       4,354,835
  Deferred financing costs                                       --         100,614         180,557
  Proceeds from deposits                                         --              --         143,500
  Payments on notes payable                                      --              --        (409,939)
                                                       ------------    ------------    ------------
Sub-total                                              $    133,600    $  1,171,437    $  4,268,953
                                                       ------------    ------------    ------------

                 See Notes to Consolidated Financial Statements

                     THE TIREX CORPORATION AND SUBSIDIARIES
                     --------------------------------------
                        (A Developmental Stage Company)
                        -------------------------------

                      Consolidated Statements of Cash Flows

                                                                                    Cumulative
                                                                                    Period from
                                                                                   March 26, 1993
                                                        Year Ended June 30,          (Date of
                                                    ----------------------------   Inception) to
                                                        2003           2002        June 30, 2003
                                                    ------------   ------------    ------------
Sub-total from prior page                           $    133,600   $  1,171,437    $  4,268,953
  Proceeds from convertible notes                             --             --         754,999
  Proceeds from notes payable                                 --             --         409,939
  Payments on lease obligations                               --         (7,668)        (86,380)
  Proceeds from issuance of convertible
    subordinated debentures                                   --             --       1,035,000
  Proceeds from loan payable                                  --             --         591,619
  Payments on loan payable                                    --       (342,278)       (488,439)
  Proceeds from issuance of stock options                     --             --          20,000

  Proceeds from grants                                        --        569,111       3,628,277
  Proceeds from issuance of common stock                      --          5,850          85,582
  Proceeds from additional paid-in capital                31,217         61,897       2,145,775
                                                    ------------   ------------    ------------

  Net cash provided by financing activities              303,594      1,458,349      12,364,325
                                                    ------------   ------------    ------------

  Net (decrease) increase in cash and cash
   equivalents                                                --         (1,356)           (257)

  Cash and cash equivalents - beginning
   of year                                                    --          1,356             257
                                                    ------------   ------------    ------------

  Cash and cash equivalents - end of year           $         --   $         --    $         --
                                                    ============   ============    ============


Supplemental Disclosure of Cash Flow Information:

   Interest paid                                    $     21,024   $     59,456    $    232,748
                                                    ============   ============    ============

   Income taxes paid                                $         --   $         --    $         --
                                                    ============   ============    ============

Supplemental Disclosure of Non-Cash Activities:
During the years ended June 30, 2003 and June 30, 2002, the Company recorded an increase in common stock and in additional paid-in capital of $456,583 and $1,169,166, respectively, which was in recognition of the payment of debt. During the years ended June 30, 2003 and June 30, 2002, stock was issued in exchange for services performed and expenses in the amount of $136,375 and $333,325, respectively.

                 See Notes to Consolidated Financial Statements

                     THE TIREX CORPORATION AND SUBSIDIARIES
                     --------------------------------------
                        (A Developmental Stage Company)
                        -------------------------------
                   Notes to Consolidated Financial Statements


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

         Developmental Stage
         -------------------
         At June 30, 2003 the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

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

         Inventory
         ---------
         The Company values inventory, which consists of finished goods and equipment held for resale, at the lower cost (first-in, first-out method) or market.

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

         Investment
         ----------
         An investment made by the Company, in which the Company owns less than a 20% interest, is stated at cost value. The cost value approximates the fair market value of the investment.

                     THE TIREX CORPORATION AND SUBSIDIARIES
                     --------------------------------------
                        (A Developmental Stage Company)
                        -------------------------------
                   Notes to Consolidated Financial Statements


Note 1 - Summary of Accounting Policies (continued)
         ------------------------------------------
         Estimates
         ---------
         Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

         The adoption of SFAS 128 had no effect on previously reported loss per share amounts for the year ended June 30, 1997. For the years ended June 30, 2003 and June 30, 2002, Primary Loss per Share was the same as Basic Loss per Share and Fully Diluted Loss per Share was the same as Diluted Loss per Share. A net loss was reported in 2003and 2002, and accordingly, in those years the denominator for the Basic EPS calculation was equal to the weighted average outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company's common stock, because to do so would have been anti-dilutive.

                     THE TIREX CORPORATION AND SUBSIDIARIES
                     --------------------------------------
                        (A Developmental Stage Company)
                        -------------------------------
                   Notes to Consolidated Financial Statements


Note 1 - Summary of Accounting Policies (continued)
         ------------------------------------------
         Fair Value of Financial Instruments
         -----------------------------------
         The carrying amount of the Company's financial instruments, which principally include cash, note receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

         The fair values of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At June 30, 2003 and June 30, 2002, respectively, the carrying value of all financial instruments was not materially different from fair value.

         Income Taxes
         ------------
         The Company has net operating loss carryovers of approximately $28.9 million as of June 30, 2003, expiring in the years 2004 through 2023. However, based upon present Internal Revenue Service regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock and there has been a change in control as defined by the Internal Revenue Service regulations, a substantial portion of this loss carryover may not be available to the Company.

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

         The Company does not have research and experimental development tax credits receivable from the Canadian Federal government and the Quebec Provincial government at June 30, 2003. At June 30, 2002 the company had a receivable of $246,970. These are the result of tax credits for research and experimental development expenditures made by the Company which are not contingent upon any offset against any income taxes otherwise payable.

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

                     THE TIREX CORPORATION AND SUBSIDIARIES
                     --------------------------------------
                        (A Developmental Stage Company)
                        -------------------------------
                   Notes to Consolidated Financial Statements


Note 2 - Going Concern
         -------------
         As shown in the accompanying financial statements, the Company incurred a net loss of $1,561,375 and $3,767,344 during the years ended June 30, 2003 and June 30, 2002, respectively.

         In March 1993, the Company had begun its developmental stage with a new business plan. As of March 2000, the Company had developed a production quality prototype of its patented system for the disintegration of scrap tires, but nonetheless continued its research and development efforts to improve the machine's performance and to permit greater flexibility in design for specific customer applications. Due to the Company's lack of working capital during the year ended June 30, 2003, all rubber crumb production has ceased and research and development efforts have been hampered. Pending receipt of funding from operations, government assistance, loans or equity financing, crumb rubber production and previous research and development efforts will not be resumed. While the Company has engaged the process of marketing the TCS System to numerous potential clients since the beginning of the fiscal year commencing July 1, 2000, as of June 30, 2003, the Company had not yet consummated an unconditional purchase order for a TCS System. Until such an unconditional purchase order is received, Management considers the Company to still be in the developmental stage.

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

Note 3 - Financing Cost
         --------------
         During the year ended June 30, 1999 the Company incurred costs of $158,255 in connection with debt financing. These costs have been capitalized in other assets and are being amortized over the terms of the financing. Amortization of financing costs for the year ended June 30, 2000 was $125,291, reducing this account balance to zero. During the year ended June 30, 2001, the Company incurred costs of $180,557 in connection with debt financing. These costs have been capitalized in other assets and are being amortized over the terms of the financing. Amortization of financing costs for the year ended June 30, 2002 was $100,614.

Note 4 - Property and Equipment
         ----------------------
         As of June 30, 2003 plant and equipment consisted of the following:

         Furniture, fixtures and equipment                        $   37,520
         Manufacturing equipment                                      62,400
                                                                  ----------
         Subtotal                                                     99,920
         Less: Accumulated depreciation and amortization              49,920
                                                                  ----------
         Total                                                    $   50,000
                                                                  ==========

         Depreciation and amortization expense charged to operations for the years ended June 30, 2003 and 2002 respectively was $24,960 and $ 53,184, respectively.

                     THE TIREX CORPORATION AND SUBSIDIARIES
                     --------------------------------------
                        (A Developmental Stage Company)
                        -------------------------------
                   Notes to Consolidated Financial Statements


Note 5 - Government Loans
         ----------------
         Canada Economic Development
         Loan payable under the Industrial Recovery Program for Southwest Montreal amounting to 20% of certain eligible costs incurred (maximum loan $333,300) repayable over four years commencing March 31, 1999, and ending March 31, 2002, unsecured and non-interest bearing. (If the Company defaults the loans become interest bearing)

         Loans payable under the Program for the Development of Quebec SMEs based on 50% of approved eligible costs for the preparation of market development studies in certain regions. Loans are unsecured and non-interest bearing. (If the Company defaults, the loans become interest bearing).

         Loan payable over five years commencing June 30, 2000 and
         ending June 30, 2004                                          $  36,363

         Loan payable over five years commencing June 30, 2001 and
         ending June 30, 2005                                             45,188

         Loan payable in amounts equal to 1% of annual sales in
         Spain and/or Portugal through June 30, 2007, to a maximum
         of the balance of the loan outstanding.  If no sales occur on or before this date in Spain and Portugal, the loan will
         become non-repayable                                             14,842

         Loan repayable in amounts equal to 1 1/2% of annual sales
         in Spain and/or Portugal through June 30, 2004 to a maximum of the balance of the loan outstanding.  If no sales occur before this date in Spain and Portugal, the loan will
         become non-repayable.                                            66,500
                                                                       ---------
                                                                         162,893
         Less: Current portion                                            75,813
                                                                       ---------
         Long- term portion                                            $  87,080
                                                                       =========
         Principal repayments are as follows:
         June 30,
         --------

         2003                                                                 --
         2004                                                             75,813
         2005                                                             20,580
         2006                                                                 --
         2007                                                             66,500
                                                                       ---------
                                                                       $ 162,893
                                                                       =========

         During the year ended June 30, 2003, the Company was declared in default, with respect to the loan under the Industrial Recovery Program for Southwest Montreal, as a result of the late installment repayment and as such was obligated to repay the entire remaining balance due on the loan at an earlier date than the March 31, 2002 maturity date.

Note 6 - Capital Lease Obligations
         -------------------------
         The Company leases certain manufacturing equipment under agreements classified as capital leases. The cost for such equipment as of June 30, 2003 and 2002 was $62,400. The accumulated amortization for such equipment as of June 30, 2003 and 2002 was $49,920 and $37,440, respectively. The equipment under capital leases has been included in property and equipment on the balance sheet. The Company is in arrears on payment of these leases but default has not been declared. The leased equipment is not part of the Company's TCS System prototype.

                     THE TIREX CORPORATION AND SUBSIDIARIES
                     --------------------------------------
                        (A Developmental Stage Company)
                        -------------------------------
                   Notes to Consolidated Financial Statements


Note 6 - Capital Lease Obligations (continued)
         -------------------------------------
         The following is a schedule by years of future minimum lease payments under capital leases of equipment together with the obligations under capital leases (present value of future minimum rentals) as of June 30, 2003


         Years Ended
           June 30,
           --------
             2003                                                $        -
             2004                                                    15,514
                                                                 ----------
          Total minimum lease payments                               15,514
          Less amount representing interest                           1,955
                                                                 ----------
          Total obligations under capital lease                      13,559
              Less current portion of obligations
            under capital leases                                     13,559
                                                                 ----------
           Long-term obligation under capital leases,
            with interest rate of 10%                            $       --
                                                                 ==========


Note 7 - Convertible Subordinated Debentures
         -----------------------------------
         The Company issued Type B Convertible Subordinated Debentures between December 1997 and February 1998. These debentures bore interest at 10% and were convertible into common shares of the Company at $0.20 per share. The conversion privilege on the remaining $55,000 of these debentures expired and the amount is now included on the Balance Sheet in Long term deposits and notes.

Note 8 - Convertible Notes
         -----------------
         The Convertible Notes appearing on the balance sheet as of June 30, 2003 consisted of an investment arrangement with a group of institutional investors involving a multi-stage financing under which the Company had access to, at its option, up to $5,000,000. A first tranche of $750,000 was completed but no further drawdowns were made. The terms of the convertible note were:

         Balance at June 30, 2003 and June 30, 2002     $       --

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

                     THE TIREX CORPORATION AND SUBSIDIARIES
                     --------------------------------------
                        (A Developmental Stage Company)
                        -------------------------------
                   Notes to Consolidated Financial Statements


Note 8 - Convertible Notes (continued)
         -----------------------------
         Common stock warrants                          The Convertible Notes
                                                        carried an option to
                                                        purchase Common stock
                                                        warrants at the rate of
                                                        one Warrant for each
                                                        $1.25 of purchase price.
                                                        The exercise price on
                                                        the first tranche of
                                                        $750,000 is $.077 per
                                                        share.

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

         Repayment terms                                $1,000 on May 15, 2002
                                                        $1,000 on June 15, 2002
                                                        $38,843.33 each month
                                                        for up to twenty-four
                                                        months starting August
                                                        1, 2002

         Warrants for purchase of common shares         500,000 three-year
                                                        warrants exercisable
                                                        immediately at a price
                                                        of $0.01 per share.

                                                        500,000 two-year
                                                        warrants exercisable
                                                        one year from the date
                                                        of the Settlement
                                                        Agreement at a price of
                                                        $0.05 per share.

                                                        500,000 one-year
                                                        warrants exercisable
                                                        two years from the date
                                                        of the Settlement
                                                        Agreement at a price of
                                                        $0.10 per share.

         Right to sell collateral shares and Rule       The Investors have the
         144 shares                                     right to sell up to
                                                        600,000 collateral
                                                        shares and/or Rule 144
                                                        shares per month, with
                                                        proceeds to be first
                                                        applied against interest
                                                        and fees and thereafter
                                                        against principal.

         Right of prepayment                            The Company has the
                                                        right to pay amounts in
                                                        excess of the prescribed
                                                        monthly amount, without
                                                        penalty.

                     THE TIREX CORPORATION AND SUBSIDIARIES
                     --------------------------------------
                        (A Developmental Stage Company)
                        -------------------------------
                   Notes to Consolidated Financial Statements


Note 8 - Convertible Notes (continued)
         -----------------------------
         Collateral shares                              As of the date of
                                                        signing of the
                                                        Settlement Agreement,
                                                        the Investors had
                                                        10,790,885 Collateral
                                                        Shares in their
                                                        possession.

         During the year ended June 30, 2002, the Company authorized the investors to sell 1,800,000 of the shares held as security.

Note 9 - Convertible Note
         ----------------
         A Convertible note, under a private arrangement consists of the following:

         Balance at June 30,2003                        $  185,556

         Interest rate                                  8%

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

Note 10- Related Party Transactions
         --------------------------
         Convertible loans include amounts primarily due to Directors, Officers and employees. Historically, such amounts due have been repaid through the issuance of stock. At June 30, 2003 and June 30, 2002, the balances owing to Directors and Officers were $794,923 and $919,462. These amounts are without interest or term of repayment.

         Various Notes Receivable from Officers, separately reported on the audited Balance Sheet as of June 30, 2000, plus accrued interest thereon, were offset against amounts due to these Officers as of June 30, 2001.

         Long-term deposits and notes included an amount of $118,500 at June 30, 2003, which is payable to Ocean Tire Recycling & Processing Co., Inc., a company owned by a Director of the Company.

         Subsequent to June 30, 2000, the Company modified an agreement with Ocean Tire Recycling & Processing Co., Inc. to clarify various terms of the parties' prior agreements and to obtain a commitment by Ocean Tire Recycling & Processing Co., Inc. to pay, when necessary, lease payments on the prototype TCS System. As part of the agreement, the Company will repay Ocean Tire Recycling & Processing Co., Inc. in cash or through the issuance of stock. The lease payments, under the accounting provisions for an operating lease, have been recorded as a Research and Development expense and the debt obligation included in loans from related parties. During the year ended June 30, 2001, 6,500,000 common shares were issued under the agreement as a partial Settlement. During the year ended June 30, 2002, an additional 4,553,102 common shares were issued under the agreement to a designated person assigned by Ocean Tire Recycling & Processing Co., Inc.

                     THE TIREX CORPORATION AND SUBSIDIARIES
                     --------------------------------------
                        (A Developmental Stage Company)
                        -------------------------------
                   Notes to Consolidated Financial Statements


Note 11- Exchange of Debt for Common Stock
         ---------------------------------
         During the fiscal year ended June 30, 2002, the Company recorded an increase in common stock and additional paid-in capital of $1,169,166 representing issuances of stock in lieu of cash payments for debts owed. During the year ended June 30, 2003, the Company recorded increases in common stock and additional paid-in capital of $456,583 reflecting the exchange of common stock for debts owed.

Note 12- Common Stock
         ------------
         During the years ended June 30, 2003 and the year ended June 30, 2002, the Company issued common stock in exchange for services performed totaling $136,375 and $ 333,325, respectively. Included in the year ended June 30, 2002 are payments to Officers of the Company for salary and expenses in the amount of $57,796. During the year ended June 30, 2003, the Company issued common stock in exchange of services performed totaling $43,250. The amount for the year ended June 30, 2003 did not include any payments to Officers of the Company in exchange for salary and expenses. The dollar amounts assigned to such transactions have been recorded at the fair value of the services received.

         On January 31, 2001, the Company's stockholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock, par value $0.001, from 165,000,000 shares to 250,000,000 shares.

         As of June 30, 2003, the Company had 249,895,892 Common shares issued and outstanding.

Note 13- Stock Plan
         ----------
         The Company established a Stock Plan in June of 2000 whereby key personnel of the Company, consultants and other persons who have made substantial contributions to the Company may be issued shares as compensation and incentives through Awards, Options or Grants under the terms set forth in the Stock Plan. The Stock Plan originally called for the issuance of a maximum of 7,000,000 shares of stock as Awards, the issuance of a maximum of 7,000,000 shares of stock to underlie Options and the issuance of a maximum of 7,000,000 shares of stock that may be issued as Grants. Awards and Options can only be given to individuals who have been either in the employ of the Company, an Officer, Director or consultant for the preceding six months. Awards are not fully vested until the end of three years with one twelfth of the aggregate award vesting at the end of each quarter. If the Awardee is terminated for cause or resigns, the unvested portion of the award is forfeited. Options can be exercised at any time and upon exercise, the underlying stock is fully vested with the purchaser. The Options are not transferable and are exercisable for two years after which time they expire. If the Optionee is terminated for cause or resigns, all unexercised options are forfeited. A Grant can only be given to persons who have made a substantial contribution to the Company and the shares are not forfeitable. On January 31, 2001, the Company amended the Stock Plan providing for an additional 3,000,000 shares being allocated as Grants and additional 2,000,000 shares allocated to be given as Options. On May 30, 2001, the Stock Plan was further amended reallocating 7,000,000 shares to be given as Awards to allow 5,000,000 of the shares to be used for Options and 2,000,000 of the shares to be used as Grants. There were no stock issuances under the Stock Plan for the year ended June 30, 2000.

         During the year ended June 30, 2001, the Company issued 9,300,000 shares as Grants under the Stock Plan at an average stock price of $.093 for an aggregate consideration of $867,374. During the year ended June 30, 2002, the Company issued 750,000 shares as Grants under the Stock Plan at an average stock price of $.016 for an aggregate consideration of $12,031.

                     THE TIREX CORPORATION AND SUBSIDIARIES
                     --------------------------------------
                        (A Developmental Stage Company)
                        -------------------------------
                   Notes to Consolidated Financial Statements


Note 13- Stock Plan (continued)
         ----------------------
         During the year ended June 30, 2001, the Company had the following transactions as Options under the Stock Plan:

                                             Number of       Avg. Exercise        Aggregate
                                              Shares             Price          Consideration
                                            -----------       -----------        -----------
         Granted and unexercised at
            beginning of year                    Nil                   --                 --

         Granted and exercised
            during the year                   9,698,228       $     0.131        $ 1,273,334

         Granted and unexercised at
            end of year                          Nil                   --                 --

         The exercise price at the time the Options were granted and exercised was approximately equal to the market price at that time.

         There were no Options granted or exercised during the year period ended June 30, 2003.

Note 14- Convertible Debt
         ----------------
         In the event that holders of convertible rights of option exercise such rights of conversion the Company does not have a sufficient number of authorized shares conversion stock to fulfill such obligations and a shareholder meeting would be required to approve the additional authorized number of shares. There is no assurance that the shareholders would approve the increase to the number of authorized shares of stock to meet the conversion obligations under the various conversion agreements or options.

Note 15- Acquisition by Merger of RPM Incorporated
         -----------------------------------------
         During November 1997, the Company entered into a merger agreement with RPM Incorporated ("RPM"). The Company acquired all of the assets and liabilities of RPM by acquiring all of the outstanding common stock of RPM in exchange for common stock in the Company on a unit for unit basis. RPM ceased to exist following the exchange.

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

Note 16- Government Assistance
         ---------------------
         The Company is eligible for and has made claims for tax credits related to scientific research and experimental development expenditures made in Canada. These amounts, under Canadian Federal and Provincial tax law in conjunction with its annual tax return filings, need not be offset against taxes otherwise payable to become refundable to the Company at the end of its fiscal year. As such, during the year ended June 30, 2003, the Company received approximately $504,000, which has been recorded as an increase in stockholders' equity paid-in capital. Also, during the year ended June 30, 2001, the Company received approximately $353,725, which has also been recorded as an increase in stockholders' equity paid-in capital. During the year ended June 30, 2002, the Company recorded additional tax credits in the amount of $246,970, bringing the reported receivable balance from these governments from $246,970 as of June 30, 2002 to zero as of June 30, 2003.

                     THE TIREX CORPORATION AND SUBSIDIARIES
                     --------------------------------------
                        (A Developmental Stage Company)
                        -------------------------------
                   Notes to Consolidated Financial Statements


Note 17- Commitments
         -----------
         The Company leased office and warehouse space at an annual minimum rent of $80,000 for the first year, $160,000 for the second year and $200,000 per year for the third through the fifth years. The lease expired in 2003. The Company was responsible for its proportionate share of any increase in real estate taxes and utilities. Also, under the terms of the lease, the Company was required to obtain adequate public liability and property damage insurance.

         Rental expense for the years ended June 30, 2003 and June 30, 2002 amounted to $124,442 and $205,141, respectively.

         The lease contains a second ranking moveable hypothec in the amount of $300,000 on the universality of the Company's moveable property.

         At June 30, 2003 the Company was in arrears of rent, including interest and related charges, in the amount of $560,000.

Note 18- Litigation
         ----------
         An action was instituted by Plaintiffs, a Canadian resident and a Canadian corporation, in a Canadian court alleging a breach of contract and claims damages of approximately $508,600 representing expenses and an additional approximate amount of $1,874,000 in loss of profits. The current action follows two similar actions taken in United States courts, the first of which was withdrawn and the second of which was dismissed based on forum non-convenience and other considerations. A detailed answer has been filed by the Company denying all liability, stating further that Plaintiffs failed to comply with their obligations. Counsel for the Company believes that the Company has meritorious defenses to all of the Plaintiffs claims. The action is still pending.

         A Plaintiff instituted an action, a Canadian corporation, in August 2001 in a Canadian court claiming approximately $63,000 is due and owing from the manufacture and delivery of tire disintegrators. The Company is preparing its defense and a cross claim against the Plaintiff as the product delivered was defective and the Company believes it is entitled to a reimbursement of sums paid. The action is still pending.

         An action was instituted by a Plaintiff, the Company's landlord, against the Company in June 2001 for arrears of rent in the amount of approximately $113,900. The Company is currently in negotiation with its landlord and the action is still pending. As of June 30, 2003, the Company was in arrears of rent and property taxes to its landlord in the amount of approximately $560,000.

Note 19- Accumulated Other Comprehensive Loss
         ------------------------------------
         The deficit accumulated during the development stage included other accumulated comprehensive loss totaling $106,137.