Form 10QSB
period 2003-09-30
TIREX CORP
filed 2003-11-17
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 33-17598-NY

THE TIREX CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	22-2824362
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4055 Ste-Catherine Street West, Suite 151, Montreal (Westmount), Quebec, Canada, H3Z 3J8
(Address of Principal executive offices)

(514) 935-2525
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

State the number of shares outstanding for each of the issuer's classes of common equity, as of April 30, 2003 :249,895,892 shares

Transitional Small Business Disclosure Format (check one):

Yes         No X

The Tirex Corporation
(A Development Stage Company)

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited) Page

The Tirex Corporation and Subsidiaries Consolidated Balance Sheets as of September 30, 2003

Consolidated Statements of Operations for the three month periods ended September 30, 2003 and 2002

Consolidated Statements of Cash Flows for the three month periods ended September 30, 2003 and 2002

Notes to Financial Statements (Unaudited)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II B OTHER INFORMATION

Item 1 - Legal Proceedings

Item 2 - Changes in Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 6 - Exhibits and Reports on Form 8-K

The financial statements are unaudited. However, pursuant to SEC requirements, the consolidated financial statements have been reviewed by the Company's independent auditor. Readers are cautioned that a review engagement does not constitute an audit. Management of registrant believes that all necessary adjustments, including normal recurring adjustments, have been reflected to present fairly the financial position of registrant at September 30, 2003 and the results of its operations and changes in its cash position for the three month periods ended September 30, 2003 and 2002 and for the period from inception (July 15, 1987).

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

	(Unaudited)		(Unaudited)

	Three months ended September 30		Three months ended September 30		Cumulative from March 26, 1993 to September 30, 2003	Cumulative from March 26, 1993 to March 31, 2003

	2003	2002	2003	2002
Supplemental Disclosure of Non-Cash Activities:

During the year ended June 30, 2003, the Company recorded an increase in common stock and in additional paid-in capital of $456,583 which was in recognition of the payment of debt. During the three month period ended September 30, 2003, the Company did not issue common stock in recognition of the payment of debt. During the year ended June 30, 2002, stock was issued in exchange for services performed and expenses in the amount of $1,673,518. During the three month period ended September 30, 2002, the Company did not issue common stock in exchange for services performed and expenses.

Supplemental Disclosure of Cash Flow Information:

Interest paid	$ -	$ 862	$-	$862	$232,748	$232,748

Income taxes paid	$ -	$ -	$-	$-	$-	$-

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS
	(Unaudited)

	Three months ended		Cumulative from
	September 30		March 26, 1993 to
	2003	2002	September 30, 2003

Cash flows from operating activities:

Net loss	$(168,752)	$(725,138)	$(27,370,676)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	5,914	364,304
(Gain) loss on disposal and abandonment of assets	-	530,651	2,005,498
Stock issued in exchange for interest	-	-	169,142
Stock issued in exchange for services and expenses	-	-	10,574,972
Stock options issued in exchange for services	-	-	3,083,390
Unrealized (loss) gain on foreign exchange	1,370	34,180	(381,184)

Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	-	4,636
Inventory	-	2,915	(73,323)
Sales tax receivable	-	(7,308)	(36)
Research and experimental development tax credits receivable	-	77,094
Other assets	-	3,308	(10,120)
(Decrease) increase in :
Accounts payables and accrued liabilities	33,435	48,613	1,929,536
Accrued salaries	43,750	11,026	366,902
Due to stockholders	-	-	5,000

Net cash used in operating activities	(90,197)	(14,109)	(9,336,595)

Cash flow from investing activities:
Increase in notes receivable	-	-	(259,358)
Reduction in notes receivable	-	863	237,652
Investment	-	-	(89,500)
Equipment	-	-	(321,567)
Equipment assembly costs	-	-	(1,999,801)
Organization cost	-	-	(6,700)
Reduction in security deposit	-	-	(1,542)

Net cash used in investing activities	-	863	(2,440,816)

Cash flow from financing activities:
Loans from related parties	90,197	-	4,445,032
Deferred financing costs	-	-	180,557
Proceeds from deposits	-	-	143,500
Payments on notes payable	-	-	(409,939)
Proceeds from convertible notes	-	-	754,999
Proceeds from notes payable	-	-	409,939
Payments on lease obligations	-	-	(86,380)
Proceeds from issuance of convertible subordinated debentures	-	-	1,035,000
Proceeds from loan payable	-	-	591,619
Payments on loan payable	-	(53,815)	(488,439)
Proceeds from issuance of stock options	-	-	20,000
Proceeds from grants	-	67,061	3,628,277
Proceeds from issuance of common stock	-	-	85,582
Proceeds from additional paid-in capital	-	-	2,145,775

Net cash provided by financing activities	90,197	13,246	12,455,522

Net (decrease) increase in cash and cash equivalents	-	-

Cash and cash equivalents - beginning of period	-	-	257

Cash and cash equivalents - end of period	$-	$-	$257

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	(Unaudited)

	Three months ended		Cumulative from
	September 30		March 26, 1993 to
	2003	2002	September 30, 2003

Revenues	$-	$-	$1,354,088

Cost of Sales	-	-	1,031,075

Gross profit	-	-	323,013

Operations
General and administrative	146,071	245,359	11,091,378
Depreciation and amortization	-	5,914	365,545
Research and development	-	450,000	15,396,966

Total Expense	146,071	701,273	26,853,889

Loss before other expenses (income)	(146,071)	(701,273)	(26,530,876)

Other expenses (income)
Interest expense	22,681	23,865	785,412
Interest income	-	-	(45,443)
Income from stock options	-	-	(10,855)
Loss on disposal of equipment	-	-	4,549

	22,681	23,865	733,663

Net loss	(168,752)	(725,138)	(27,264,539)

Other comprehensive loss
Loss (gain) on foreign exchange	-	-	106,137

Net loss and comprehensive loss	$(168,752)	$(725,138)	$(27,370,676)

Basic and Diluted net loss and comprehensive
loss per common share	$(0.00)	$(0.00)	$(0.44)

Weighted average shares of common
stock outstanding	249,895,892	224,757,559	62,261,636

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED BALANCE SHEET
AS AT SEPTEMBER 30, 2003
(Unaudited)

September 30,
2003

ASSETS

Current Assets
Cash and cash equivalents	-
Accounts receivable	-
Notes receivable	20,475
Sales taxes receivable	36
Inventory	73,322
Research and Experimental Development tax credits receivable	-
Prepaid expenses and deposits	-
93,833

Property and equipment,
salvage value	50,000

Other assets
Investment, at cost	89,500
Prepaid expenses and deposits	-
89,500

$ 233,333
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$ 1,869,617
Current portion of long-term debt	81,516
1,951,134

Other liabilities
Long-term deposits and notes	217,500
Government loans (net of current)	87,080
Capital lease obligations (net of current)	-
Convertible notes	586,356
Convertible note	185,556
Loans from related parties	888,673
1,965,165

3,916,298
Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized
250,000,000 shares, issued and outstanding
249,895,892 shares (June 30, 2003 - 249,895,892 shares)	249,896
Additional paid-in capital	25,222,219
Deficit accumulated during the development stage	(28,773,917)
Unrealized gain (loss) on foreign exchange	(381,164)
(3,682,965)

$ 233,333

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(UNAUDITED)

SUMMARY OF ACCOUNTING POLICIES

Note 1
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

DEVELOPMENTAL STAGE

At September 30, 2003, the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

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

The adoption of SFAS 128 had no effect on previously reported loss per share amounts for the year ended June 30, 1997. For the years ended June 30, 2003 and June 30, 2002, Primary Loss per Share was the same as Basic Loss per Share and Fully Diluted Loss per Share was the same as Diluted Loss per Share. A net loss was reported in 2003 and 2002, and accordingly, in those years, the denominator for the Basic EPS calculation was equal to the weighted average of outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company's common stock because to do so would have been anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company's financial instruments, which principally include cash, note receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

The fair values of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At September 30, 2003 and June 30, 2003, respectively, the carrying value of all financial instruments was not materially different from fair value.

INCOME TAXES

The Company has net operating loss carryovers of approximately $28.9 million as of September 30, 2003, expiring in the years 2004 through 2019. However, based upon present Internal Revenue Service regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock and there has been a change in control as defined by the Internal Revenue Service regulations, a substantial portion of this loss carryover may not be available to the Company.

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

The Company does not currently have research and experimental development tax credits receivable from the Canadian Federal government and the Quebec Provincial government as at September 30, 2003 and also did not have any receivable as at June 30, 2003. These were the result of tax credits for research and experimental development expenditures made by the Company which are not contingent upon any offset against any income taxes otherwise payable.

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

Note 2
GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $1,561,375 during the year ended June 30, 2003 and an additional net loss for the three month period ended September 30, 2003 in the amount of $168,752.

In March 1993, the Company had begun its developmental stage with a new business plan. As of March 2000, the Company had developed a production quality prototype of its patented system for the disintegration of scrap tires, but nonetheless continued its research and development efforts to improve the machine's performance and to permit greater flexibility in design for specific customer applications. Due to the Company's lack of working capital during the six month period ended June 30, 2002, all rubber crumb production has ceased and research and development efforts have been hampered. Pending receipt of funding from operations, government assistance, loans or equity financing, crumb rubber production and previous research and development efforts will not be resumed. While the Company has engaged the process of marketing the TCS System to numerous potential clients since the beginning of the fiscal year commencing July 1, 2000, as of September 30, 2003, the Company had not yet consummated an unconditional purchase order for a TCS System.

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

Note 4
PROPERTY AND EQUIPMENT

As at September 30, 2003, plant and equipment consisted of the following:

Furniture, fixtures and equipment	$149,516
Manufacturing equipment	62,400

Subtotal	211,916
Less: Accumulated depreciation and amortization	161,916

Total	$ 50,000

Depreciation and amortization expense charged to operations for the year ended June 30, 2003 was $24,960.

Depreciation and amortization expense charged to operations for the three month period ended September 30, 2003 was zero.

Note 5
GOVERNMENT LOANS

Canada Economic Development for Quebec Regions

Loans payable under the Program for the Development of Quebec SME's based on 50% of approved eligible costs for the preparation of market development studies in certain regions. Loans are unsecured and non-interest bearing. (If the Company defaults, the loans become interest bearing).

Loan repayable over five years commencing June 30, 2000 and ending June 30, 2004,
$ 34,300

Loan repayable over five years commencing June 30, 2001 and ending June 30, 2005,
43,791

Loan repayable in amounts equal to 1% of annual sales in Spain and / or Portugal throughout June 30, 2007, to a maximum of the balance of the loan outstanding. If no sales occur on or before this date in Spain and Portugal, the loanwill become non-repayable.,

14,000

Loan repayable in amounts equal to 11/2% of annual sales in Spain and / or Portugal through June 30, 2004 to a maximum of the balance of the loan outstanding. If no sales occur before this date in Spain and Portugal, the loan will become non-repayable.

66,500

158,591
Less: Current portion	71,511

Long-term portion	$ 87,080

Principal repayments are as follows:,
June 30	Amount

2004	$71,511
2005	20,580
2006	Nil
2007	66,500

$158,591

Note 6
CAPITAL LEASE OBLIGATIONS

The Company leases certain manufacturing equipment under agreements classified as capital leases. The cost and the accumulated amortization for such equipment as of June 30, 2002 was $62,400 and $37,440, respectively. The accumulated amortization for such equipment as of June 30, 2003 and 2002 was $62,400 and $37,440, respectively. The equipment under capital leases has been included in property and equipment on the balance sheet. The Company is in arrears on payment of these leases but default has not been declared. The leased equipment is not part of the Company's TCS System prototype.

Years ended June 30,		Amount

2004		$11,635

Total minimum lease payments		11,635
Less: Amount representing interest		1,629

Total obligations under capital lease		10,006
Less: Current portion of obligations under capital leases		10,006

Long-term obligation portion of under capital leases,
with interest rate of 10%	$-

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

Note 8
CONVERTIBLE NOTES

The Convertible Notes appearing on the balance sheet consisted of an investment arrangement with a group of institutional investors involving a multi-stage financing under which the Company had access to, at its option, up to $5,000,000. A first tranche of $750,000 was completed but no further draw downs were made. The terms of the convertible note were:

Balance at September 30, 2003	Nil
and June 30, 2003

Interest rate	8%, payable quarterly, commencing June 30, 2001

Issue date	February 26, 2001

Maturity date	February 26, 2003

Redemption rights	If not converted, the holder may require the Company to
redeem at any time after maturity for the principal amount
pus interest.

Conversion ratio	Lower of (i) - 80% of the average of the three lowest
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

Certain Directors and Officers of the Company have pledged approximately 12,000,000 of their personal shares of Common Stock of the Company as security for the Convertible Notes until such time as the Company files with the Securities and Exchange Commission a Registration Statement on Form SB-2, to register common stock and warrants issuable upon the conversion of the notes, no later than 150 days after the issue date of the Convertible Notes. This deadline was not met and, as such, the investors served a notice of default to the Company on July 19, 2001. The Registration Statement was withdrawn during Fiscal 2003.

On April 24, 2002 the Company entered into a Settlement Agreement with the Note holders. In the event of a default under the Settlement Agreement, the term of the Convertible Notes would become effective once again. The conclusion of the Settlement Agreement has negated the default. The main terms of the Settlement Agreement are as follows:

Amount due including interest calculated to	$586,356
September 30, 2003 and penalties to date,
and deducting proceeds from the sale of
collateral shares and the conversion value of
4,000,000 shares issued to the investors

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
Agreement at a price of $0.10 per share.

Right to sell collateral shares and Rule 144	The Investors have the right to sell up to
shares	600,000 collateral shares and / or Rule 144
shares per month, with proceeds to be first
applied against interest and fees and
thereafter against principal.

Right of repayment	The Company has the right to pay amounts in
excess of the prescribed monthly amount,
without penalty.

Collateral shares	As of the date of signing of the Settlement
Agreement, the Investors had 10,790,885
Collateral Shares in their possession. As of
September 30, 2003, the investors had
3,190,977 collateral shares in their
possession plus 4,000,000 shares issued to
them for debt conversion.

The Company is currently in default with respect to the Settlement Agreement. The investors have continued to sell collateral shares and were issued 4,000,000 conversion shares during the fourth quarter of Fiscal 2003. No collateral shares were sold during the first quarter of Fiscal 2004, the period ended September 30, 2003, and no additional conversion shares were issued. The Company does not currently have a significant number of unissued authorized shares available to be able to respond in a material fashion to any additional conversion requests. As of September 30, 2003, the investors had 3,190,977 collateral shares and 4,000,000 conversion shares in their possession.

Note 9
CONVERTIBLE NOTE

A convertible note, under a private arrangement, consists of the following:

Balance as of September 30, 2003	$186,556

Interest rate	8%

Issue date	July 19, 2000

Maturity date	January 19, 2002

Redemption rights	If not converted, the holder may require the
Company to redeem at any time after maturity
for the principal amount plus interest.

Conversion ratio	Not convertible prior to July 19th, 2001, at 20%
discount to market between July 19th, 2001
and January 19th, 2002 or at 25% to market if
held to maturity, to a maximum of not more
than 2,500,000 shares.

Note 10
RELATED PARTY TRANSACTIONS

Convertible loans include amounts primarily due to Directors, Officers and employees.

Historically, such amounts due have been repaid through the issuance of stock. At September 30, 2003 and June 30, 2003, the balances owing to Directors and Officers was $1,013,212 and $919,462, respectively. These amounts are without interest or terms of repayment.

Various Notes Receivable from Officers, separately reported on the audited balance sheet as of June 30, 2000, plus accrued interest thereon, were offset against amounts due to these Officers as of June 30, 2001.

Long-term deposits and notes included an amount of $118,500 at September 30, 2003, which is payable to Ocean Tire Recycling & Processing Co., Inc., a company owned by a Director of the Company. Subsequent to June 30, 2000, the Company modified an agreement with Ocean Tire Recycling & Processing Co., Inc. to clarify various terms of the parties' prior agreements and to obtain a commitment by Ocean Tire Recycling & Processing Co., Inc. to pay, when necessary, lease payments on the prototype TCS System. As part of the agreement, the Company will repay Ocean Tire Recycling & Processing Co., Inc. in cash or through the issuance of stock. The lease payments, under the accounting provisions for an operating lease, have been recorded as a Research and Development expense and the debt obligation included in loans from related parties.

During the year ended June 30, 2001, 6,500,000 common shares were issued under the agreement as a partial Settlement. During the year period ended June 30, 2002, an additional 4,553,102 common shares were issued under the agreement to a designated person assigned by Ocean Tire Recycling & Processing Co., Inc.

Note 11
EXCHANGE OF DEBT FOR COMMON STOCK

During the year ended June 30, 2003, the Company recorded an increase in common stock and paid-in capital of $456,583 representing issuances of stock in lieu of cash payments for debts owed. During the three month period ended September 30, 2003, the Company did not record any increase in common stock and additional paid-in capital.

Note 12
COMMON STOCK

During the year ended June 30, 2003, the Company issued common stock in exchange for services performed totaling $136,375. The amount for the year ended June 30, 2003 did not include any payments to Officers of the Company in exchange for salary and expenses. During the three month period ended September 30, 2003, the Company issued common stock in exchange for services performed totaling zero. The amount for the three month period ended September 30, 2003 did not include any payments to Officers of the Company in exchange for salary and expenses. The dollar amounts assigned to such transactions have been recorded at the fair value of the services received.

On January 31, 2001, the Company's stockholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock, par value $0.001, from 165,000,000 shares to 250,000,000 shares.

As at September 30, 2003, the Company had 249,895,892 Common shares issued and outstanding.

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

During the year ended June 30, 2001, the Company had the following transactions as Options under the Stock Plan:

	Number of	Avg. exercise	Aggregate
	Shares	price	consideration

Granted and unexercised at	nil	-	-
beginning of year

Granted and exercised during	9,698,228	$ 0.131	$1,273,334
Fiscal 2001

Granted and unexercised at	nil	-	-
the end of Fiscal 2001

The exercise price at the time the Options were granted and exercised was approximately equal to the market price at that time.

There were no Options granted or exercised during the year ended June 30, 2002. There were no Options granted or exercised during the year ended June 30, 2003, nor during the first quarter of Fiscal 2004 which ended on September 30, 2003.

Note 14
CONVERTIBLE DEBT

In the event that holders of convertible rights of option exercise such rights of conversion, the Company does not have sufficient number of authorized shares conversion stock to fulfill such obligations and a shareholder meeting would be required to approve the additional authorized number of shares. There is no assurance that the shareholders would approve the increase to the number of authorized shares of stock to meet the conversion obligations under the various conversion agreements or options.

Note 15
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

Note 16
GOVERNMENT ASSISTANCE

The Company is eligible for and has made claims for tax credits related to scientific research and experimental development expenditures made in Canada. These amounts, under Canadian Federal and Provincial tax law in conjunction with its annual tax return filings, need not be offset against taxes otherwise payable to become refundable to the Company at the end of its fiscal year. As such, during the year ended June 30, 2003, the Company received approximately $246,970, which has been recorded as an increase in stockholders' equity paid-in capital. During the three month period ended September 30, 2003, the Company did not receive any tax credits. Also, during the three month period ended September 30, 2003, the Company did not record any additional tax credits bringing the reported receivable balance from these governments from $246,970 as of June 30, 2002 to zero as of June 30, 2003 and September 30, 2003.

Note 17
COMMITMENTS

The Company leased office and warehouse space at an annual minimum rent of $80,000 for the first year, $160,000 for the second year and $200,000 per year for the third through the fifth years. The lease was cancelled in 2003. The Company was responsible for its proportionate share of any increase in real estate taxed and utilities. Also, under the terms of the lease, the Company was required to obtain adequate public liability and property damage insurance.

The lease contained a second ranking moveable hypothec in the amount of $300,000 on the universality of the Company's moveable property.

Rental expense for the year ended June 30, 2003 amounted to $124,442. Rental expense for the three month period ended September 30, 2003 amounted to zero.

At September 30, 2003, the Company was in arrears of rent, including interest and related charges, in the approximate amount of $560,000. During Fiscal 2003, the Company entered into a settlement agreement with its former landlord in respect of amounts due. Under the terms of the settlement agreement, the Company will pay to the former landlord a total of US$560,000 out of the proceeds of the sale of the first four TCS systems, at the rate of US$140,000 per system. This amount is non-interest bearing.

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

An action was instituted by a Plaintiff, the Company's landlord, against the Company in June 2001 for arrears of rent in the amount of approximately $113,900. As at June 30, 2003, the Company was in arrears of rent and property taxes to its landlord in the amount of approximately $560,000. As noted in Note 16, during Fiscal 2003, the Company entered into a settlement agreement with its former landlord in respect of amounts due. Under the terms of the settlement agreement, the Company will pay to the former landlord a total of US$560,000 out of the proceeds of the sale of the first four TCS systems, at the rate of US$140,000 per system. This amount is non-interest bearing.

Note 18
ACCUMULATED OTHER COMPREHENSIVE INCOME

The deficit accumulated during the development stage included accumulated comprehensive other income totaling $103,396.

Note 19
PRIOR PERIOD ADJUSTMENT

Pursuant to discussions and negotiations with a consulting company previously employed by the Company, it was agreed that the contractually agreed upon services had not been performed satisfactorily. The consultant returned 4,000,000 shares of the Company's stock which had been issued during Fiscal 2003 to him. These returned shares were then re-issued to the holders of the convertible notes, resulting in a reduction of that liability. The prior period adjustment amounts to a $345,884 reduction in the Accumulated Deficit.

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

As reported in the Company's Annual Report for the year ended June 30, 2003, recently filed on Form 10-KSB, the Company's TCS Tire Recycling System has been ready for market since March of 2000, although further refinements were made to the technology during the remainder of Fiscal 2001 and throughout Calendar 2002. Throughout that period the availability of funds necessary to permit developmental stage companies, such as ours, to make the transition to the commercial stage has been very restricted. The Company was late in filing its September 10-Q on a timely basis, which resulted in our stock being removed from the Bulletin Board to be shown as OTC-Other, in which category the "Bid" and "Ask" are not shown. The Company has recently taken steps to attempt to rectify this situation and hopes to be re-listed on the OTC Bulletin Board shortly.

On the business development side, entrepreneurial confidence in investing into new ventures, such as tire recycling, has continued to manifest significant strong uncertainty, and particularly on the part of financial backers to such projects. For the past year, the Company has been working with a Puerto Rican entrepreneur interested in purchasing a TCS-2, but having difficulty in finding an investor partner, necessary to complete his project financing package. To date, no appropriate investor partner has been found. Similarly, the Company was working with a Canadian entrepreneur interested in setting up a tire recycling facility in Quebec. However, during the first quarter of Fiscal 2003, this entrepreneur informed us that that the facility he would establish would not involve our technology, but rather a processing facility using hammer mills. Such equipment is easily available on the used equipment market, permitting him to reduce his capital cost outlay. However, they project initially conceived remains viable and we are working with a Montreal-based consulting firm to bring in investors to support a quebec-based facility. To date, no such investors have committed to any project. We remain hopeful that such investors will be found, but we cannot guarantee that this will occur.

Our Manufacturing Partner, Simpro S.p.A. of Turin. Italy, has received the desired support from public sources and from a technical university, Polytecnico, to proceed with the construction of a demonstration unit in Italy. Construction has begun and the demonstration unit will be operational toward the end of this fiscal year. While we will not receive any royalty on the construction of this unit, we will receive a royalty on crumb rubber sales resulting from production operations of this unit. We do not expect to see such royalties commence before the first quarter of Fiscal 2005, however.

Simpro is currently in active negotiations with Brazilian interests for the sale of one or more TCS Systems. We have been informed that this potential Brazilian customer does have the financial capability to undertake this project. Regardless, there cannot be any assurances that an unconditional sales contract will result from these negotiations, and as of the date of this report, no such contract had been concluded.. Simpro has also received a Letter of Intent respecting a TCS-1 to be located in Botswana, a copy of which was provided to us. While Simpro's current business practices would normally have had them undertake due diligence examinations with respect to this potential customer as a precursor to proceeding with negotiations, we have not received any documents from Simpro attesting to the financial capability of the Botswanan entrepreneur.

We continue to respond to information requests with respect to our TCS systems from numerous sources. While the volume of such requests would indicate continued significant interest in our technology, there can be no assurances that any of these requests will proceed to actual negotiations for a system sale, nor that any sales contracts would actually be concluded.

With the suspension of rubber crumb production operations in January of 2002 and the concurrent reduction of R&D activity, we have devoted all of our efforts to being able to conclude a sale of a TCS System and to the raising necessary funds to keep the Company operational until revenue from sales can be realized.

In February of 2001, we concluded a private financing with an investor group managed by a New York-based company. Under the terms of the Agreement, we drew down $750,000 of the available $5,000,000 amount. The initial $750,000 was provided in the form of a Convertible Note. We defaulted by not having an SB-2 Registration Statement declared effective within 150 days of the date of the Note. Following lengthy negotiations, we reached a Settlement Agreement with the investors on April 26, 2002 under which the Company agreed to a reimbursement schedule and provided three series of warrants, 500,000 each, exercisable at different prices to the investors. The lack of financial resources prevented us from being able to honor the reimbursement schedule, and thus we are currently in default with respect the Settlement Agreement. On March 5, 2003, the Investors sent to us by FAX, demand letters of payments due for each of the three investor funds involved in the initial transaction, these letters being dated February 25 and February 26, 2003, being the two-year anniversary date of their investment. The sum total due, including interest, penalties and fees, was listed as $1,408,648.53. The Company is not in a position to pay this sum. The Investors also requested that shares be issued to them to permit conversion of some of the debt due. To respond to this request, and given the lack of shares available for issuance, the Company cancelled financial consulting agreements, with the consent of the consultants, and thus obtained 4,000,000 shares which were re-issued to the Investors under the conversion request in May of 2003. In addition, the Investors continue to hold 8,344,811 collateral shares as of May 12, 2003. The Company is working with the Investors to establish those conditions, related to the development of the business, such that remaining cash sums can be paid over time.

In connection with the original requirement of our having an SB-2 Registration Statement declared effective within 150 days, as noted in the previous paragraph, the Company has withdrawn its filing.

Because of the lengthy delay preceding the commencement of commercial operations, particularly insofar as regards the sale and manufacturing of TCS Systems is concerned, we have had to, and in the foreseeable near future, will be forced to continue to cover a substantial part of our overhead costs from sources other than revenues from operations. Since relocating to our current premises, our monthly cash requirements have been reduced to negligible amounts. Most of the expenses listed on our Income Statement relate to salary accruals.

Liquidity and Capital Resources

The activities of the Company, since its formation in 1987, and the inception of its current business in 1993 have been financed by sources other than operations. Such financing was principally provided by the sale of securities in private transactions and by additional capital investments by directors, officers and employees. During the nine month period ended March 31, 2003, directors, officers, employees and consultants did not make any direct cash investments into the Company. During the Fiscal year ended June 30, 2002, direct cash investments made by the directors, officers, shareholders and consultants amounted to $950,713.

As of September 30, 2003, the Company had total assets of $233,333 as compared to $687,676 at September 30, 2002 reflecting a decrease of $454,343, and no change versus total assets as of the last fiscal year end, June 30, 2003, which amounted to $233,333. Management attributes the decrease from September 31, 2002 to September 31, 2003 primarily to the following factors: (i) a decrease of $169,876 in Tax Credits Receivable from the balance as of March 31, 2002 in the amount of $169,876 to the March September 30, 2003 balance of $0, and (ii) a decrease of $29,362 in accounts receivable from the balance as of September 30, 2002 in the amount of $29,397 to the September 30, 2003 balance of $36, and (iii) a decrease of $30,648 in Prepaid Expenses and Deposits from the balance as of September 30, 2002 to the amount of zero as of September 30, 2003 and a decrease of long-term deposits and prepaid expenses in the amount of $209,000 from the balance as of September 30, 2002 to zero as of September 30, 2003. The was no difference in the total assets as of September 30m 2003 versus the fiscal year-end balance as of June 30, 2003.

As of September 30, 2003, the Company had total liabilities of $3,916,298 as compared to $4,124,819 at September 30, 2002, reflecting a decrease of $208,521, and reflecting an decrease of $178,279 versus total liabilities as of the last fiscal year end, June 30, 2003, which total amounted to $4,094,800. The decrease in total liabilities from September 30, 2002 to September 30, 2003 is primarily attributable to an increase of $324,212 in Accounts Payable and Accrued Liabilities and by an decrease in Convertible Notes in the amount of $345,884, and also offset by a decrease in Loans from Related Parties in the amount of $173,482. The decrease in total liabilities from June 30, 2003 to September 30, 2003 is primarily attributable to an increase of $93,851 in Loans from Related Parties and by an increase of $77,185 in Accounts Payable and Accrued Liabilities.

Reflecting the foregoing, the financial statements indicate that as at September 30, 2003, the Company had a working capital deficit (current assets minus current liabilities) of $1,857,301 compared to a working capital deficit of $1,243,475 as at September 30, 2002, reflecting an increase of $613,826. The working capital deficit of $1,857,301 as at September 30, 2003 compares to a working capital deficit of $1,783,669 as at June 30, 2002, reflecting an increase of $73,633.

The financial statements which are included in this report reflect total operations and other expenses of $168,752 for the three month period ended September 30, 2003 versus $725,138 for the comparative three month period ended September 30, 2002, reflecting a decrease of $556,386. This decrease is attributed to a reduction of $450,000 in research and development expenses and a decrease of $99,288 in General and Administrative expenses.

PART II: OTHER INFORMATION

Item 1:

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

Item 2: - Changes in Securities and Use of Proceeds

Share Issuance Continuity Schedule

Shares issued and outstanding as of June 30, 2003	249,895,892

Total Issuances in the First Quarter of FY 2004	nil

Total Outstanding as of September 30, 2003	249,895,892

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

As indicated above, in February of 2001, we concluded a private financing with an investor group managed by a New York-based company. Under the terms of the Agreement, we had the contractual right to require the Investor to purchase up to US$5,000,000 of put notes and we drew down US$750,000, which was provided in the form of a Convertible Note. Under the terms of the Agreement, we were required to file and have declared effective a Registration Statement on Form SB-2 within 150 days of the Closing Date of the Agreement. As of June 25, 2001, we were in technical default for failing to have an effective Registration Statement on record with the Securities and Exchange Commission. We were advised of the default in mid-July 2001.

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

On March 5, 2003, the Investors sent to us by FAX, demand letters of payments due for each of the three investor funds involved in the initial transaction, these letters being dated February 25 and February 26, 2003, being the two-year anniversary date of their investment. After taking into consideration the proceeds of sales of collateral shares, share conversions and accumulating interest, the sum total due, including interest, penalties and fees, as of September 30, 2003 is $586,356, and the investors have in their possession 3,190,977 collateral shares plus 4,000,000 shares converted from the debt. The Company is not in a position to pay this sum of cash due. The Company is working with the Investors to establish those conditions, related to the development of the business, such that these sums can be paid over time. The Investors also sent a request to convert the debt. There can be no guarantee that the investors will continue to not take legal recourse against the Company and that the anticipated cash availability to support a re-negotiated Settlement Agreement will actually be available

Item 4 - Submission of Matters to a Vote of Security Holders

During the three-month period ended September 30, 2003, there were no submissions of matters to a vote of Security Holders.

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

No exhibits are filed with this report

Reports on Form 8-K

During the three month period ended September 30, 2003, there were no Reports on Form 8-K filed by the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TIREX CORPORATION

Date: November 14, 2003	By	/s/ John L. Threshie,jr.
John L. Threshie, Jr. President

Date: November 14, 2003	By	/s/ Michael Ash
Michael Ash, Treasurer and
Chief Accounting and Financial Officer

Exhibit 99.1

CERTIFICATION OF PRINCIPAL EXECUTIVE, ACCOUNTING AND FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of The Tirex Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John L. Threshie Jr., President of the Company, hereby certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ JOHN L. THRESHIE JR.
John L. Threshie Jr.
President
November 14, 2003