Form 10QSB
period 2003-12-31
TIREX CORP
filed 2004-02-17
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes    X            No _____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding for each of the issuer's classes of common equity, as of February 5, 2004 :    249,895,892 shares

Transitional Small Business Disclosure Format (check one): Yes ___     No    X

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

The financial statements are unaudited. However, pursuant to SEC requirements, the consolidated financial statements have been reviewed by the Company's independent auditor. Readers are cautioned that a review engagement does not constitute an audit. Management of registrant believes that all necessary adjustments, including normal recurring adjustments, have been reflected to present fairly the financial position of registrant at December 31, 2003 and the results of its operations and changes in its cash position for the three month and six periods ended December 31, 2003 and 2002 and for the period from inception (July 15, 1987).

THE TIREX CORPORATION

A DEVELOPMENT STAGE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED BALANCE SHEET
AS AT DECEMBER 31, 2003
(Unaudited)

December 31,
2003

ASSETS

Current Assets
Cash and cash equivalents
Accounts receivable
Notes receivable	20,475
Sales taxes receivable	36
Inventory	73,322
Research and Experimental Development tax credits receivable
Prepaid expenses and deposits
93,833

Property and equipment,
salvage value	50,000

Other assets
Investment, at cost	89,500
Prepaid expenses and deposits
89,500

$ 233,333

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	1,972,722
Current portion of long-term debt	77,869
2,050,591

Other liabilities
Long-term deposits and notes	217,500
Government loans (net of current)	87,080
Capital lease obligations (net of current)	-
Convertible notes	586,356
Convertible note	185,556
Loans from related parties	982,423
2,058,915

4,109,506
Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized
250,000,000 shares, issued and outstanding
249,895,892 shares (June 30, 2003 - 249,895,892 shares)	249,896
Additional paid-in capital	25,222,219
Deficit accumulated during the development stage	(28,912,433)
Unrealized gain (loss) on foreign exchange	(435,855)
(3,876,173)

$ 233,333

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	(Unaudited)		(Unaudited)

	Three months ended		Six months ended		Cumulative from
	December 31		December 31		March 26, 1993 to
	2003	2002	2003	2002	December 31, 2003

Revenues	$-	$-	$-	$28,515	$1,354,088

Cost of Sales	-	-	-	12,981	1,031,075

Gross profit	-	-	-	15,534	323,013

Operations
General and administrative	123,574	190,170	269,646	451,063	11,906,721
Depreciation and amortization	-	-	-	5,914	365,545
Research and development	-	-	-	450,000	15,396,966

Total Expense	123,574	190,170	269,646	906,977	27,669,232

Loss before other expenses (income)	(123,574)	(190,170)	(269,646)	(891,443)	(27,346,219)

Other expenses (income)
Interest expense	14,942	35,769	37,623	59,634	800,354
Interest income	-	-	-	-	(45,443)
Income from stock options	-	-	-	-	(10,855)
Loss on disposal of equipment	-	-	-	-	4,549

	14,942	35,769	37,623	59,634	748,605

Net loss	(138,516)	(225,939)	(307,269)	(951,077)	(28,094,824)

Other comprehensive loss
Loss (gain) on foreign exchange	-	-	-	-	106,137

Net loss and comprehensive loss	$(138,516)	$(225,939)	$(307,269)	$(951,077)	$(28,200,961)

Basic and Diluted net loss and comprehensive
loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.43)

Weighted average shares of common
stock outstanding	249,895,892	224,757,559	249,895,892	224,757,559	65,086,898

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

	(Unaudited)		(Unaudited)

	Three months ended		Six months ended		Cumulative from
	December 31		December 31		March 26, 1993 to
	2003	2002	2003	2002	December 31, 2003

Cash flows from operating activities:

Net loss	$(138,516)	$(225,939)	$(307,269)	$(951,077)	$(28,200,961)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	-	-	5,914	364,304
(Gain) loss on disposal and abandonment of assets	-	-	-	530,651	2,005,498
Stock issued in exchange for interest	-	-	-	-	169,142
Stock issued in exchange for services and expenses	-	-	-	-	10,574,972
Stock options issued in exchange for services	-	-	-	-	3,083,390
Unrealized (loss) gain on foreign exchange	(54,691)	(3,587)	(53,321)	30,593	(435,875)

Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	-	(174)	-	4,462	-
Inventory	-	(379)	-	2,536	(73,323)
Sales tax receivable	-	(7,706)	-	(15,014)	(36)
Research and experimental development tax credits receivable	-	43,448	-	120,542	-
Other assets	-	(429)	-	2,879	(10,120)
(Decrease) increase in :
Accounts payables and accrued liabilities	59,355	184,994	92,790	238,512	1,988,891
Accrued salaries	43,750	9,997	87,500	16,118	410,652
Due to stockholders	-	-	-	-	5,000

Net cash used in operating activities	(90,102)	225	(180,300)	(13,884)	(10,118,466)

Cash flow from investing activities:
Increase in notes receivable	-	(112)	-	751	(259,358)
Reduction in notes receivable	-	-	-	-	237,652
Investment	-	-	-	-	(89,500)
Equipment	-	-	-	-	(321,567)
Equipment assembly costs	-	-	-	-	(1,999,801)
Organization cost	-	-	-	-	6,700
Reduction in security deposit	-	-	-	-	(1,542)

Net cash used in investing activities	-	(112)	-	751	(2,427,416)

Cash flow from financing activities:
Loans from related parties	90,102	(77,940)	180,300	(94,469)	4,535,135
Deferred financing costs	-	-	-	-	180,557
Proceeds from deposits	-	-	-	-	143,500
Payments on notes payable	-	-	-	-	(409,939)
Proceeds from convertible notes	-	-	-	-	754,999
Proceeds from notes payable	-	-	-	-	409,939
Payments on lease obligations	-	-	-	-	(86,380)
Proceeds from issuance of convertible subordinated debentures	-	-	-	-	1,035,000
Proceeds from loan payable	-	33,116	-	-	591,619
Payments on loan payable	-	-	-	(4,170)	(488,439)
Proceeds from issuance of stock options	-	-	-	-	20,000
Proceeds from grants	-	44,711	-	111,772	3,628,277
Proceeds from issuance of common stock	-	-	-	-	85,582
Proceeds from additional paid-in capital	-	-	-	-	2,145,775

Net cash provided by financing activities	90,102	(113)	180,300	13,133	12,545,625

Net (decrease) increase in cash and cash equivalents	-	-	-	-	(257)

Cash and cash equivalents - beginning of period	-	-	-	-	257

Cash and cash equivalents - end of period	$-	$-	$-	$-	$-

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

	(Unaudited)		(Unaudited)

	Three months ended		Six months ended		Cumulative from
	December 31		December 31		March 26, 1993 to
	2003	2002	2003	2002	December 31, 2003

Supplemental Disclosure of Non-Cash Activities:
During the year ended June 30, 2003, the Company recorded an increase in common stock and in additional paid-in capital of $456,583 which was in recognition of the payment of debt. During the six month period ended December 31, 2003, the Company did not issue common stock in recognition of the payment of debt. During the year ended June 30, 2003, stockwas also issued in exchange for services performed and expenses in the amount of $136,375. During the six month period ended December 31, 2003, the Company did not issue common stock in exchange for services performed and expenses.

Supplemental Disclosure of Cash Flow Information:

Interest paid	$ -	$ 20,162	$-	$21,024	$232,748

Income taxes paid	$ -	$ -	$-	$-	$-

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
(UNAUDITED)

Note 1.     SUMMARY OF ACCOUNTING POLICIES

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

DEVELOPMENTAL STAGE

At December 31, 2003, the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

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

The fair values of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At December 31, 2003 and June 30, 2003, respectively, the carrying value of all financial instruments was not materially different from fair value.

INCOME TAXES

The Company has net operating loss carryovers of approximately $29.0 million as of December 31, 2003, expiring in the years 2004 through 2019. However, based upon present Internal Revenue Service regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock and there has been a change in control as defined by the Internal Revenue Service regulations, a substantial portion of this loss carryover may not be available to the Company.

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

The Company does not currently have research and experimental development tax credits receivable from the Canadian Federal government and the Quebec Provincial government as at December 31, 2003 and also did not have any receivable as at June 30, 2003. These were the result of tax credits for research and experimental Development expenditures made by the Company which are not contingent upon any offset against any income taxes otherwise payable.

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

Note 2.     GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $1,561,375 during the year ended June 30, 2003 and an additional net loss for the six month period ended December 31, 2003 in the amount of $307,269.

In March 1993, the Company had begun its developmental stage with a new business plan. As of March 2000, the Company had developed a production quality prototype of its patented system for the disintegration of scrap tires, but nonetheless continued its research and development efforts to improve the machine's performance and to permit greater flexibility in design for specific customer applications. Due to the Company's lack of working capital during the six month period ended June 30, 2002, all rubber crumb production has ceased and research and development efforts have been hampered. Pending receipt of funding from operations, government assistance, loans or equity financing, crumb rubber production and previous research and development efforts will not be resumed. While the Company has engaged the process of marketing the TCS System to numerous potential clients since the beginning of the fiscal year commencing July 1, 2000, as of December 31, 2003, the Company had not yet consummated an unconditional purchase order for a TCS System.

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

Note 3.     FINANCING COST

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

Note 4.     PROPERTY AND EQUIPMENT

As at December 31, 2003, plant and equipment consisted of the following:

Furniture, fixtures and equipment	$149,516
Manufacturing equipment	62,400
Subtotal	211,916

Less: Accumulated depreciation and amortization	161,916

Total	$ 50,000

Depreciation and amortization expense charged to operations for the year ended June 30, 2003 was $24,960. Depreciation and amortization expense charged to operations for the three month period ended December 31, 2003 was zero.

Note 5.     GOVERNMENT LOANS

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

Loan repayable over five years commencing June 30, 2000 and ending June 30, 2004	$ 34,300
Loan repayable over five years commencing June 30, 2001 and ending June 30, 2005	43,791
Loan repayable in amounts equal to 1% of annual sales in Spain and / or
Portugal throughout June 30, 2007, to a maximum of the balance of the loan outstanding. If no sales occur on or before this date in Spain and Portugal, the
loan will become non-repayable.	14,000

Loan repayable in amounts equal to 1½% of annual sales in Spain and / or
Portugal through June 30, 2004 to a maximum of the balance of the loan outstanding. If no sales occur before this date in Spain and Portugal, the loan will become non-repayable.
66,500
158,591
Less: Current portion	71,511
Long-term portion	$ 87,080

Principal repayments are as follows:
June 30	Amount

2004	$71,511
2005	20,580
2006	-
2007	66,500
$158,591

Note 6.     CAPITAL LEASE OBLIGATIONS

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

The following is a schedule by years of future minimum lease payments under capital leases of equipment together with the obligations under capital leases (present value of future minimum rentals) as at December 31, 2003:

Years ended June 30	Amount

2004	$7,757

Total minimum lease payments	7,757
Less: Amount representing interest	1,399
Total obligations under capital lease	6,358
Less: Current portion of obligations under capital leases	6,358

Long-term obligation portion of under capital leases, with interest rate of 10%	$ -

Note 7.     CONVERTIBLE SUBORDINATED DEBENTURES

The Company issued Type B Convertible Subordinated Debentures between December 1997 and February 1998. These debentures bore interest at 10% and were convertible into common shares of the Company at $0.20 per share. The conversion privilege on the remaining $55,000 of these debentures expired and the amount is now included on the Balance Sheet in Long term deposits and notes.

Note 8.     CONVERTIBLE NOTES

The Convertible Notes appearing on the balance sheet consisted of an investment arrangement with a group of institutional investors involving a multi-stage financing under which the Company had access to, at its option, up to $5,000,000. A first tranche of $750,000 was completed but no further draw downs were made. The terms of the convertible note were:

Balance at December 31, 2003 and June 30, 2003	$586,356

Interest rate	8%, payable quarterly, commencing June 30, 2001

Issue date	February 26, 2001

Maturity date	February 26, 2003

Redemption rights	If not converted, the holder may require the Company to redeem at any time after maturity for the principal amount plus interest.

Conversion ratio	Lower of (i) - 80% of the average of the three lowest closing bid prices for the thirty trading days prior to the issue date, which equals $.073, or (ii) - 80% of the average of the three lowest closing bid prices for the sixty trading days prior to the conversion date.

Common stock warrants	The Convertible Notes carried an option to purchase Common stock warrants at the rate of one Warrant for each $1.25 of purchase price. The exercise price on the first tranche of $ 750,000 is $ .077 per share.

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

Amount due including interest calculated to June 30, 2002
and penalties to date, and deducting proceeds from the	$932,240
sale of collateral shares in the amount of $16,260

Interest rate on the debt	8%

$1,000 on May 15, 2002 $1,000 on June 15, 2002 $38,843.33 each month for up to twenty-four months starting August 1, 2002
Repayment terms

Warrants for purchase of common shares	500,000 three-year warrants exercisable immediately at a price of $0.01 per share.

500,000 two-year warrants exercisable one year from the date of the Settlement Agreement at a price of $0.05 per share.

500,000 one-year warrants exercisable two years from the date of the Settlement Agreement at a price of $0.10 per share.

Right to sell collateral shares and Rule 144 shares	The Investors have the right to sell up to 600,000 collateral shares and / or Rule 144 shares per month, with proceeds to be first applied against interest and fees and thereafter against principal.

Right of prepayment	The Company has the right to pay amounts in excess of the prescribed monthly amount, without penalty.

Collateral shares	As of the date of signing of the Settlement Agreement, the Investors had 10,790,885 Collateral Shares in their possession.

During the year ended June 30, 2002, the Company authorized the investors to sell 1,800,000 of the shares per quarter held as security.

Note 9.     CONVERTIBLE NOTE

A convertible note, under a private arrangement, consists of the following:

Balance at December 31, 2003	$ 185,556

Interest rate	8%

Issue date	July 19th, 2000

Maturity date	January 19th, 2002

Redemption rights	If not converted, the holder may require the Company to redeem at any time after maturity for the principal amount plus interest.

Conversion ratio	Not convertible prior to July 19th, 2001, at 20% discount to market between July 19th, 2001 and January 19th, 2002 or at 25% to market if held to maturity, to a maximum of not more than 2,500,000 shares.

Note 10.    RELATED PARTY TRANSACTIONS

Convertible loans include amounts primarily due to Directors, Officers and employees. Historically, such amounts due have been repaid through the issuance of stock. At December 31, 2003 and June 30, 2003, the balances owing to Directors and Officers was $1,106,962 and $919,462, respectively. These amounts are without interest or terms of repayment.

Various Notes Receivable from Officers, separately reported on the audited balance sheet as of June 30, 2000, plus accrued interest thereon, were offset against amounts due to these Officers as of June 30, 2001.

Long-term deposits and notes included an amount of $118,500 at December 31, 2003, which is payable to Ocean Tire Recycling & Processing Co., Inc., a company owned by a Director of the Company.

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

Note 11.    EXCHANGE OF DEBT FOR COMMON STOCK

During the year ended June 30, 2003, the Company recorded an increase in common stock and paid-in capital of $456,583 representing issuances of stock in lieu of cash payments for debts owed. During the six month period ended December 31, 2003, the Company did not record any increase in common stock and additional paid-in capital.

Note 12.    COMMON STOCK

During the year ended June 30, 2003, the Company issued common stock in exchange for services performed totaling $136,375. The amount for the year ended June 30, 2003 did not include any payments to Officers of the Company in exchange for salary and expenses. During the six month period ended December 31, 2003, the Company issued common stock in exchange for services performed totaling zero. The amount for the six month period ended December 31, 2003 did not include any payments to Officers of the Company in exchange for salary and expenses. The dollar amounts assigned to such transactions have been recorded at the fair value of the services received.

On January 31, 2001, the Company's stockholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock, par value $0.001, from 165,000,000 shares to 250,000,000 shares.

As at December 31, 2003, the Company had 249,895,892 Common shares issued and outstanding.

Note 13.    STOCK PLAN

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

During the year ended June 30, 2001, the Company had the following transactions as Options under the Stock Plan:

	Number of Shares	Avg. exercise price	Aggregate consideration
Granted and unexercised at beginning of year	Nil	-	-

Granted and exercised during the year	9,698,228	$ 0.131	$ 1,273,334

Granted and unexercised at end of year	Nil	-	-

The exercise price at the time the Options were granted and exercised was approximately equal to the market price at that time.

There were no Options granted or exercised during the year ended June 30, 2002. There were no Options granted or exercised during the year ended June 30, 2003.

Note 14.    CONVERTIBLE DEBT

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

Note 15.    ACQUISITION BY MERGER OF RPM INCORPORATED

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

Note 16.    GOVERNMENT ASSISTANCE

The Company is eligible for and has made claims for tax credits related to scientific research and experimental development expenditures made in Canada. These amounts, under Canadian Federal and Provincial tax law in conjunction with its annual tax return filings, need not be offset against taxes otherwise payable to become refundable to the Company at the end of its fiscal year. As such, during the year ended June 30, 2003, the Company received approximately $246,970, which has been recorded as an increase in stockholders' equity paid-in capital. During the six month period ended December 31, 2003, the Company did not receive any tax credits. Also, during the six month period ended December 31, 2003, the Company did not record any additional tax credits bringing the reported receivable balance from these governments from $246,970 as of June 30, 2002 to zero as of June 30, 2003 and December 31, 2003.

Note 17.    COMMITMENTS

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

Rental expense for the year ended June 30, 2003 amounted to $124,442. Rental expense for the six month period ended December 31, 2003 amounted to zero.

At December 31, 2003, the Company was in arrears of rent, including interest and related charges, in the approximate amount of $560,000.

Note 17.    LITIGATION

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

A Plaintiff instituted an action, a Canadian corporation, in August 2001 in a Canadian court claiming approximately $63,000 is due and owing for the manufacture and delivery of tire disintegrators. The Company has prepared its defense and a cross claim against the Plaintiff as the product delivered was defective and the Company believes it is entitled to a reimbursement of sums paid. The action is still pending.

An action was instituted by a Plaintiff, the Company's landlord, against the Company in June 2001 for arrears of rent in the amount of approximately $113,900. The Company is currently in negotiation with its landlord and the action is still pending. As at June 30, 2003, the Company was in arrears of rent and property taxes to its landlord in the amount of approximately $560,000.

Note 18.    ACCUMULATED OTHER COMPREHENSIVE INCOME

The deficit accumulated during the development stage included accumulated comprehensive other income totaling $103,396.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the three and six month periods ended December 31, 2003. This discussion also includes events which occurred subsequent to the end of the last quarter and contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)","believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

As reported in the Company's Annual Report for the year ended June 30, 2003, filed in October 2003 on Form 10-KSB, the Company's TCS Tire Recycling System has been ready for market since March of 2000, although further refinements were made to the technology during the remainder of Fiscal 2001 and throughout Calendar 2002. Throughout that period the availability of funds necessary to permit developmental stage companies, such as ours, to make the transition to the commercial stage has been very restricted. The Company was late in filing its September 2002 Form 10-Q on a timely basis, which resulted in our stock being removed from the Bulletin Board to be shown as OTC-Other, in which category the "Bid" and "Ask" are not shown. The Company intends to attempt to rectify this situation and apply for re-listing on the OTC Bulletin Board as soon as practicable.

On the business development side, we have continued to encounter serious difficulties in realizing our first system sale, as has our licensee, Simpro. The substantial cost of a TCS-2, combined with its lack of a substantial production track record represent obstacles to the sales efforts. Furthermore, the increase in value of the Euro versus the US dollar has also been detrimental to the sales efforts. Our systems' being manufactured by Simpro, their costs are primarily Euro-based. One year ago, one Euro cost approximately US$0.97; today, one Euro costs approximately US$1.25. This foreign exchange differential on the price of the installed system thus represents a close to 30% increase in cost, for those potential customers who would normally be purchasing systems in US dollars, without any commensurate increase in capacity or functionality of the system. We are discussing different ways to attenuate this increase with Simpro. Euro currency customers and those other potential customers whose currencies have also appreciated against the US dollar are unaffected.

For the past year and a half, the Company has been working with a Puerto Rican entrepreneur interested in purchasing a TCS-2, but having difficulty in finding an investor partner, necessary to complete his project financing package. To date, no appropriate investor partner has been found.

Simpro has also been working on several potential sales in South America and elsewhere, either directly or through intermediaries. It has been represented to us that discussions in some cases have reached an advanced stage, but, as of the date of this Report, no unconditional sales contracts had been signed.

Over a year ago, we had been negotiating with a Canadian entrepreneur for the installation of a TCS-2 in Quebec. The entrepreneur in question decided to install a different technology, seemingly with considerable quantities of used equipment. However, the project initially conceived remains viable, and we are working with a Montreal-based consulting firm to bring in investors to support such a Quebec-based facility. The business plan for such a facility has been completed and the consultants are presenting the plan to potential investors from both the public and private sectors. To date, while interest has been demonstrated, no investors have committed to any such project. We remain hopeful that such investors will be found, but we cannot guarantee that this will occur.

We continue to respond to information requests with respect to our TCS systems from numerous sources. While the volume of such requests would indicate continued significant interest in our technology, there can be no assurances that any of these requests will proceed to actual negotiations for a system sale, nor that any sales contracts would actually be concluded.

With the suspension of rubber crumb production operations in January of 2002 and the concurrent reduction of R&D activity, we have devoted all of our efforts to being able to conclude a sale of a TCS System and to the raising of necessary funds to keep the Company operational until revenue from sales can be realized.

In February of 2001, we concluded a private financing with an investor group managed by a New York-based company. Under the terms of the Agreement, we drew down $750,000 of the available $5,000,000 amount. The initial $750,000 was provided in the form of a Convertible Note. We defaulted by not having an SB-2 Registration Statement declared effective within 150 days of the date of the Note. Following lengthy negotiations, we reached a Settlement Agreement with the investors on April 26, 2002 under which the Company agreed to a reimbursement schedule and provided three series of warrants, 500,000 each, exercisable at different prices to the investors. The lack of financial resources prevented us from being able to honor the reimbursement schedule, and thus we are currently in default with respect the Settlement Agreement. On March 5, 2003, the Investors sent to us by FAX, demand letters of payments due for each of the three investor funds involved in the initial transaction, these letters being dated February 25 and February 26, 2003, being the two-year anniversary date of their investment. The amount currently due, including accrued interest included in accrued liabilities, penalties and fees, and after realization on collateral shares and conversion of debt into 4,000,000 common shares, is approximately $600,000. The Company is not in a position to pay this sum. The Investors continue to hold 8,344,811 collateral shares as of January 20, 2004 plus the 4,000,000 conversion shares. The Company is working with the Investors to establish those conditions, related to the development of the business, such that remaining cash sums can be paid over time.

Because of the lengthy delay preceding the commencement of commercial operations, particularly insofar as regards the sale and manufacturing of TCS Systems is concerned, we have had to, and in the foreseeable near future, will be forced to continue to cover a substantial part of our overhead costs from sources other than revenues from operations. At present, we have no cash and no cash flow from operations. Since relocating to our current premises, our monthly cash requirements have been reduced to negligible amounts. Most of the expenses listed on our Income Statement relate to salary accruals.

Liquidity and Capital Resources

The activities of the Company, since its formation in 1987, and the inception of its current business in 1993 have been financed by sources other than operations. Such financing was principally provided by the sale of securities in private transactions and by additional capital investments by directors, officers and employees. During the six month period ended December 31, 2003, directors, officers, employees and consultants did not make any direct cash investments into the Company. During the Fiscal year ended June 30, 2002, direct cash investments made by the directors, officers, shareholders and consultants amounted to $950,713, but no such investments have occurred since that date.

As of December 31, 2003, the Company had total assets of $233,333 as compared to $653,029 at December 31, 2002 reflecting a decrease of $419,696, and a decrease of $2 versus total assets as of the last fiscal year end, June 30, 2003, which amounted to $233,335. Management attributes the decrease from December 31, 2002 to December 31, 2003 primarily to the following factors: (i) a decrease of $126,428 in Tax Credits Receivable from the balance as of December 31, 2002 in the amount of $126,428 to the balance as of December 30, 2003 in the amount of $Nil, and (ii) a decrease of $37,067 in Sales Tax Receivable from the balance as of December 31, 2002 in the amount of $37,103 to the balance as of December 31, 2003 in the amount of $36, and (iii) a decrease of $240,077 in Prepaid Expenses and Deposits from the balance as of December 31, 2002 in the amount of $240,077 to the balance as of December 31, 2003 in the amount of $Nil, and (iv) a decrease of $28,751 in Accounts Receivable from the balance as of December 31, 2002 in the amount of $28,751 to the balance as of December 31, 2003 in the amount of $Nil, and (v) an increase of $10,693 in Inventory from the balance as of December 31, 2002 in the amount of $62,629 to the balance as of December 31, 2003 in the amount of $73,322, and (vi) an increase of $1,935 in Notes Receivable from the balance as of December 31, 2002 in the amount of $18,540 to the balance as of December 31, 2003 in the amount of $20,475. There were no significant differences attributable to asset balances from June 30, 2003 to December 31, 2003.

As of December 31, 2003, the Company had total liabilities of $4,109,505 as compared to $4,398,849 at December 31, 2002, reflecting an increase of $289,344, and reflecting an increase of $14,705 versus total liabilities as of the last fiscal year end, June 30, 2003, which total amounted to $4,094,800. The decrease in total liabilities from December 31, 2002 to December 31, 2003 is primarily attributable to a decrease of $345,884 in Convertible Notes, by a decrease of $161,919 in Loans from Related Parties, by a decrease of $44,078 in Government Loans and by an increase in Accounts payable and Accrued Liabilities in the amount of $232,326. The increase in total liabilities from June 30, 2003 to December 31, 2003 is primarily attributable to an increase of $180,290 in Accounts Payable and Accrued Liabilities, to an increase of $187,501 in Loans from Related Parties and to a decrease of $345,884 in Convertible Notes.

Reflecting the foregoing, the financial statements indicate that as at December 31, 2003, the Company had a working capital deficit (current assets minus current liabilities) of $1,956,758 compared to a working capital deficit of $1,477,166 as at December 31, 2002, reflecting an increase of $479,592. The working capital deficit of $1,956,758 as at December 31, 2003 compares to a working capital deficit of $1,783,667 as at June 30, 2003, reflecting an increase of $173,091.

Results of Operations

The financial statements which are included in this report reflect total operations and other expenses of $307,269 for the six month period ended December 31, 2003 versus $951,077 for the comparative six month period ended December 31, 2002, reflecting a decrease of $643,808. The Company has ceased Research and Development activities thereby resulting in a decrease in personnel expenses and other Research and Development expenses and for the six month period ended December 31, 2002, incurred a charge of $530,651 to write down Property and Equipment to its salvage value.

The activities of the Company, since its formation in 1987, and the inception of its current business in 1993 have been financed by sources other than operations. Such financing was principally provided by the sale of securities in private transactions and by additional capital investments by directors, officers and employees. During the six month period ended December 31, 2003, directors, officers, employees and consultants did not make any direct cash investments into the Company. During the Fiscal year ended June 30, 2003, direct cash investments made by the directors, officers, shareholders and consultants amounted to $950,713.

PART II: OTHER INFORMATION

Item 1:

Item 1 - Legal Proceedings

We are presently a party in the following legal proceedings, the status of which has not changed since the Company filed its last Quarterly Report on Form 10-QSB for the first quarter of Fiscal 2004.

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

Subsequently, on or about April 25, 2001, the Plaintiffs instituted a lawsuit in Superior Court, judicial district of Montreal alleging breach of contract and claims damages of Canadian$794,690 (approximately US$612,000 at current exchange rates) representing expenses and an additional Canadian$5,411,158 (approximately US$4,167,000 at current exchange rates) in loss of profits. We have filed a detailed answer denying all liability, stating further that Plaintiffs failed to comply with their obligations. We believe we have meritorious defenses to all of the Plaintiffs' claims. The action is still pending.

Lefebvre Freres Limited v. The Tirex Corporation

Lefebvre Freres Limited instituted an action against us on August 13, 2001 in the Superior Court, judicial district of Montreal claiming CA$98,513 (approximately US$75,850 at current exchange rates) is due and owing for the manufacture and delivery of car tire disintegrators. We are preparing a defense and cross claim against Plaintiff as the product delivered was defective and we believe we are entitled to a reimbursement of sums paid. The action is still pending.

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

Item 2: - Changes in Securities and Use of Proceeds

Share Issuance Continuity Schedule

Shares issued and outstanding as of June 30, 2003	249,895,892

Total Issuances in the First Half of FY 2004	nil

Total Outstanding as of December 31, 2003	249,,895,892

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

As indicated above, in February of 2001, we concluded a private financing with an investor group managed by a New York-based company. Under the terms of the Agreement, we had the contractual right to require the Investor to purchase up to US$5,000,000 of put notes and we drew down US$750,000, which was provided in the form of a Convertible Note. Under the terms of the Agreement, we were required to file and have declared effective a Registration Statement on Form SB-2 within 150 days of the Closing Date of the Agreement. As of June 25, 2001, we were in technical default for failing to have an effective Registration Statement on record with the Securities and Exchange Commission. We were advised of the default in mid-July 2001. The SB-2 Registration Statement which we had submitted to the SEC was subsequently withdrawn.

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

On March 5, 2003, the Investors sent to us by FAX, demand letters of payments due for each of the three investor funds involved in the initial transaction, these letters being dated February 25 and February 26, 2003, being the two-year anniversary date of their investment. After taking into consideration the proceeds of sales of collateral shares, share conversions and accumulating interest, the sum total due, including interest, penalties and fees, as of September 30, 2003 was $586,356. Accrued interest of approximately $12,000 is included in accrued liabilities. As of September 30, 2003, the investors had in their possession 3,190,977 collateral shares plus 4,000,000 shares converted from the debt. The Company is not in a position to pay this sum of cash due. The Company is working with the Investors to establish those conditions, related to the development of the business, such that these sums can be paid over time. The Investors also sent a request to convert the debt. There can be no guarantee that the investors will continue to not take legal recourse against the Company and that the anticipated cash availability to support a re-negotiated Settlement Agreement will actually be available

Item 4 - Submission of Matters to a Vote of Security Holders

During the three-month period ended December 31, 2003, there were no submissions of matters to a vote of Security Holders.

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

No exhibits are filed with this report

Reports on Form 8-K

During the three month period ended December 31, 2003, there were no Reports on Form 8-K filed by the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TIREX CORPORATION

Date: February 17, 2004	By	/s/ John L. Threshie,jr.
John L. Threshie, Jr. President

Date: February 17, 2004	By	/s/ Michael Ash
Michael Ash, Treasurer and
Chief Accounting and Financial Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE, ACCOUNTING AND FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of The Tirex Corporation (the "Company") on Form 10-QSB for the period ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John L. Threshie Jr., President of the Company, hereby certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ JOHN L. THRESHIE JR.
John L. Threshie Jr.
President
February 17, 2004