Form 10QSB
period 2004-03-31
TIREX CORP
filed 2004-05-14
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2003

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___ to

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
Yes    X        No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding for each of the issuer's classes of common equity, as of April 30, 2004 :249,895,892 shares

Transitional Small Business Disclosure Format (check one):
Yes ___    No    X

The Tirex Corporation
(A Development Stage Company)

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)	Page

The Tirex Corporation and Subsidiaries
Consolidated Balance Sheets as of
March 31, 2004

Consolidated Statements of Operations
for the three and nine month periods
ended March 31, 2004 and 2003

Consolidated Statements of Cash Flows
for the three and nine month periods
ended March 31, 2004 and 2003

Notes to Financial Statements (Unaudited)

Item 2 - Management's Discussion and Analysis

Item 3 - Controls and Procedures

PART II OTHER INFORMATION

Item 1 - Legal Proceedings
Item 2 - Changes in Securities and Small Business
Issuer Purchases of Equity Securities
Item 3 - Defaults Upon Senior Securities
Item 4 - Submission of Matters
to a Vote of Security Holders
Item 5 - Other Information
Item 6 - Exhibits and Reports on Form 8-K

The financial statements are unaudited. However, pursuant to SEC requirements, the consolidated financial statements have been reviewed by the Company's independent auditor. Readers are cautioned that a review engagement does not constitute an audit. Management of registrant believes that all necessary adjustments, including normal recurring adjustments, have been reflected to present fairly the financial position of registrant at March 31, 2004 and the results of its operations and changes in its cash position for the three month and nine periods ended March 31, 2004 and 2003 and for the period from March 26, 1993.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED BALANCE SHEET
AS AT MARCH 31, 2004
(Unaudited)

March 31,
2004

ASSETS

Current Assets
Cash and cash equivalents	$-
Accounts receivable	-
Notes receivable	20,475
Inventory	73,322
Research and Experimental Development tax credits receivable	-
93,797

Property and equipment,
salvage value	50,000

Other assets
Investment, at cost	89,500
89,500

$233,297

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$2,005,898
Current portion of long-term debt	126,625
2,132,523

Other liabilities
Long-term deposits and notes	217,500
Government loans (net of current)	34,580
Capital lease obligations (net of current)	-
Convertible notes	586,356
Convertible note	185,556
Loans from related parties	1,076,173
2,100,165

4,232,688
Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized
250,000,000 shares, issued and outstanding
249,895,892 shares (June 30, 2003 - 249,895,892 shares)	249,896
Additional paid-in capital	25,222,219
Deficit accumulated during the development stage	(29,051,311)
Unrealized gain (loss) on foreign exchange	(420,195)
3,999,391

$233,297

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	(Unaudited)		(Unaudited)

	Three months ended		Nine months ended		Cumulative from
	March 31		March 31		March 26, 1993 to
	2004	2003	2004	2003	March 31, 2004

Revenues	$-	$-	$-	$28,515	$1,354,088

Cost of Sales	-	-	-	12,981	1,031,075

Gross profit	-	-	-	15,534	323,013

Operations
General and administrative	124,033	185,730	393,679	636,792	12,300,400
Depreciation and amortization	-	-	-	5,914	365,545
Research and development	-	-	-	450,000	15,396,966

Total Expense	124,033	185,730	393,679	1,092,706	28,062,911

Loss before other expenses (income)	(124,033)	(185,730)	(393,679)	(1,077,172)	(27,739,898)

Other expenses (income)
Interest expense	14,845	22,838	52,468	82,473	852,822
Interest income	-	-	-	-	(45,443)
Income from stock options	-	-	-	-	(10,855)
Loss on disposal of equipment	-	-	-	-	4,549

	14,845	22,838	52,468	82,473	801,073

Net loss	(138,878)	(208,568)	(446,147)	(1,159,645)	(28,540,971)

Other comprehensive loss
Loss (gain) on foreign exchange	-	-	-	-	106,137

Net loss and comprehensive loss	$(138,878)	$(208,568)	$(446,147)	$(1,159,645)	$(28,647,108)

Basic and Diluted net loss and comprehensive
loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.42)

Weighted average shares of common
stock outstanding	249,895,892	231,042,142	249,895,892	231,042,142	67,798,981

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS
	(Unaudited)		(Unaudited)

	Three months ended		Nine months ended		Cumulative from
	March 31		March 31		March 26, 1993 to
	2004	2003	2004	2003	March 31, 2004

Cash flows from operating activities:

Net loss	$(138,878)	$(208,568)	$(446,147)	$ (1,159,645)	$(28,647,108)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	-	-	5,914	364,304
(Gain) loss on disposal and abandonment of assets	-	-	-	530,651	2,005,498
Stock issued in exchange for interest	-	-	-	-	169,142
Stock issued in exchange for services and expenses	-	-	-	-	10,574,972
Stock options issued in exchange for services	-	-	-	-	3,083,390
Unrealized (loss) gain on foreign exchange	15,660	(117,870)	(37,661)	(90,532)	(473,536)

Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	-	(2,151)	-	2,311	-
Inventory	-	(4,685)	-	(2,149)	(73,323)
Sales tax receivable	36	(2,773)	36	(17,787)	-
Research and experimental development tax credits receivable	-	126,428	-	246,970	-
Other assets	-	(5,317)	-	(2,438)	(10,120)
(Decrease) increase in :
Accounts payables and accrued liabilities	33,176	168,772	126,001	307,812	2,114,892
Accrued salaries	-	11,598	87,500	27,716	498,152
Due to stockholders	-	-	-	-	5,000

Net cash used in operating activities	(90,006)	(34,566)	(270,271)	(151,177)	(10,388,737)

Cash flow from investing activities:
Increase in notes receivable	-	(1,387)	-	(636)	(259,358)
Reduction in notes receivable	-	-	-	-	237,652
Investment	-	-	-	-	(89,500)
Equipment	-	-	-	-	(321,567)
Equipment assembly costs	-	-	-	-	(1,999,801)
Organization cost	-	-	-	-	6,700
Reduction in security deposit	-	-	-	-	(1,542)

Net cash used in investing activities	-	(1,387)	-	(636)	(2,427,416)

Cash flow from financing activities:
Loans from related parties	90,006	(74,897)	270,271	(31,139)	4,805,406
Deferred financing costs	-	-	-	-	180,557
Proceeds from deposits	-	-	-	-	143,500
Payments on notes payable	-	-	-	-	(409,939)
Proceeds from convertible notes	-	-	-	-	754,999
Proceeds from notes payable	-	-	-	-	409,939
Payments on lease obligations	-	-	-	-	(86,380)
Proceeds from issuance of convertible subordinated debentures	-	-	-	-	1,035,000
Proceeds from loan payable	-	-	-	-	591,619
Payments on loan payable	-	-	-	(4,170)	(488,439)
Proceeds from issuance of stock options	-	-	-	-	20,000
Proceeds from grants	-	75,350	-	187,122	3,628,277
Proceeds from issuance of common stock	-	4,283	-	-	85,582
Proceeds from additional paid-in capital	-	31,217	-	-	2,145,775

Net cash provided by financing activities	90,006	35,953	270,271	151,813	12,815,896

Net (decrease) increase in cash and cash equivalents	-	-	-	-	(257)

Cash and cash equivalents - beginning of period	-	-	-	-	257

Cash and cash equivalents - end of period	$-	$-	$-	$-	$-

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS
		(Unaudited)		(Unaudited)

	Three months ended			Nine months ended		Cumulative from
	March 31			March 31		March 26, 1993 to
	2004		2003	2004	2003	March 31, 2004

Supplemental Disclosure of Non-Cash Activities:
During the year ended June 30, 2003, the Company recorded an increase in common stock and in additional paid-in capital of $456,583 which was in recognition of the payment of debt. During the nine month period ended March 31, 2004, the Company did not issue common stock in recognition of the payment of debt.
During the year ended June 30, 2003, stock was issued in exchange for services performed and expenses in the amount of $136,375. During the nine month period ended March 31, 2004, the Company did not issue common stock in exchange for services performed and expenses.

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-		$20,162	$-	$21,024	$232,748

Income taxes paid	$-		$-	$-	$-	$-

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
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

REORGANIZATION

On March 26, 1993, the Company entered into an acquisition agreement (the "Acquisition Agreement") with Louis V. Muro, currently an officer and a director of the Company, and former Officers and Directors of the Company (collectively the "Seller"), for the purchase of certain technology owned and developed by the Seller (the "Technology") to be used to design, develop and construct a prototype machine and thereafter a production quality machine for the cryogenic disintegration of used tires. The Technology was conceptually developed by the Seller prior to their affiliation or association with the Company.

DEVELOPMENTAL STAGE

At March 31, 2004, the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

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

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation and provisions for write-downs. Depreciation is computed using the straight-line method over the estimated useful lives of five years. No depreciation is recorded for equipment written down to salvage value.

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
MARCH 31, 2004
(UNAUDITED)

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

The fair values of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At March 31, 2004 and June 30, 2003, respectively, the carrying value of all financial instruments was not materially different from fair value.

INCOME TAXES

The Company has net operating loss carryovers of approximately $29.1 million as of March 31, 2004, expiring in the years 2004 through 2019. However, based upon present Internal Revenue Service regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock and there has been a change in control as defined by the Internal Revenue Service regulations, a substantial portion of this loss carryover may not be available to the Company.

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

The Company does not currently have research and experimental development tax credits receivable from the Canadian Federal government and the Quebec Provincial government as at March 31, 2004.

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
MARCH 31, 2004
(UNAUDITED)

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

Note 2 GOING CONCERN

As reported in the Company's audited financial statements for the year ended June 30, 2003, the Company incurred a net loss of $1,561,375, and as shown in the accompanying financial statements, incurred an additional net loss for the nine months ended March 31, 2004 in the amount of $446,147.

In March 1993, the Company had begun its developmental stage with a new business plan. As of March 2000, the Company had developed a production quality prototype of its patented system for the disintegration of scrap tires, but nonetheless continued its research and development efforts to improve the machine's performance and to permit greater flexibility in design for specific customer applications. Due to the Company's lack of working capital during the six month period ended June 30, 2002, all rubber crumb production were suspended and research and development efforts have been hampered. Pending receipt of funding from operations, government assistance, loans or equity financing, crumb rubber production and previous research and development efforts will not be resumed. While the Company has engaged the process of marketing the TCS System to numerous potential clients since the beginning of the fiscal year commencing July 1, 2000, as of March 31, 2004, the Company had not yet consummated an unconditional purchase order for a TCS System.

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

Note 3 PROPERTY AND EQUIPMENT

As at March 31, 2004, plant and equipment consisted of the following:

Furniture, fixtures and equipment	$149,516
Manufacturing equipment	62,400
Subtotal	211,916

Less: Accumulated depreciation and amortization	161,916

Total	$ 50,000

Depreciation and amortization expense charged to operations for the year ended June 30, 2003 was $24,960. Depreciation and amortization expense charged to operations for the nine month period ended March 31, 2004 was zero.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

Note 4 GOVERNMENT LOANS

Canada Economic Development

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
the loan will become non-repayable.
66,500
158,591
Less: Current portion	124,011
Long-term portion	$ 34,580

Principal repayments are as follows:
June 30	Amount

2004	$124,011
2005	20,580
2006	-
2007	14,000
$158,591

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

The following is a schedule by years of future minimum lease payments under capital leases of equipment together with the obligations under capital leases (present value of future minimum rentals) as at March 31, 2004:

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2004
(UNAUDITED)

Years ended June 30	Amount

2004	$3,878

Total minimum lease payments	3,878
Less: Amount representing interest	1,264
Total obligations under capital lease	2,614
Less: Current portion of obligations under capital leases	2,614

Long-term obligation portion of under capital leases, with interest rate of 10%	$ -

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

Note 7 CONVERTIBLE NOTES

The Convertible Notes appearing on the balance sheet consisted of an investment arrangement with a group of institutional investors involving a multi-stage financing under which the Company had access to, at its option, up to $5,000,000. A first tranche of $750,000 was completed but no further draw downs were made. The terms of the convertible note were:

Balance at March 31, 2004	$586,356

Interest rate	8%, payable quarterly, commencing
June 30, 2001

Issue date	February 26, 2001

Maturity date	February 26, 2003

Redemption rights	If not converted, the holder may require the
Company to redeem at any time after maturity
for the principal amount pus interest.

Conversion ratio	Lower of (i) - 80% of the average of the three
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

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2004
(UNAUDITED)

Certain Directors and Officers of the Company have pledged approximately 12,000,000 of their personal shares of Common Stock of the Company as security for the Convertible Notes until such time as the Company files with the Securities and Exchange Commission a Registration Statement on Form SB-2, to register common stock and warrants issuable upon the conversion of the notes, no later than 150 days after the issue date of the Convertible Notes. This deadline was not met and, as such, the investors served a notice of default to the Company on July 19, 2001. The Registration Statement was never declared effective by the Securities and Exchange Commission as of this date, and until such occurs, the Convertible Notes cannot be converted to Common Stock nor may the Common Stock warrants be exercised. On April 24, 2002 the Company entered into a Settlement Agreement with the Note holders. In the event of a default under the Settlement Agreement, the term of the Convertible Notes would become effective once again. The Company defaulted on the terms of the Settlement Agreement.

Note 8 CONVERTIBLE NOTE

A convertible note, under a private arrangement, consists of the following:

Balance at March 31, 2004	$ 185,556

Interest rate	8%

Issue date	July 19th, 2000

Maturity date	January 19th, 2002

Redemption rights	If not converted, the holder may require the
Company to redeem at any time after maturity
for the principal amount plus interest.

Conversion ratio	Not convertible prior to July 19th, 2001, at 20%
discount to market between July 19th, 2001 and
January 19th, 2002 or at 25% to market if held
to maturity, to a maximum of not more than
2,500,000 shares.

Note 9 RELATED PARTY TRANSACTIONS

Convertible loans include amounts primarily due to Directors, Officers and employees. Historically, such amounts due have been repaid through the issuance of stock. At March 31, 2004 and June 30, 2003, the balances owing to Directors and Officers was $1,200,712 and $919,462, respectively. These amounts are without interest or terms of repayment.

Long-term deposits and notes included an amount of $118,500 at March 31, 2004, which is payable to Ocean Tire Recycling & Processing Co., Inc., a company owned by a Director of the Company.

Note 10 COMMON STOCK

During the year ended June 30, 2003, the Company issued common stock in exchange for services performed totaling $136,375. The amount for the year ended June 30, 2003 did not include any payments to Officers of the Company in exchange for salary and expenses. During the nine month period ended March 31, 2004, the Company issued no common stock in exchange for services performed. The dollar amounts assigned to such transactions have been recorded at the fair value of the services received.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2004
(UNAUDITED)

On January 31, 2001, the Company's stockholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock, par value $0.001, from 165,000,000 shares to 250,000,000 shares.

As at March 31, 2004, the Company had 249,895,892 Common shares issued and outstanding, versus its authorization of 250,000,000 shares.

Note 11 CONVERTIBLE DEBT

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

Note 12 GOVERNMENT ASSISTANCE

The Company is eligible for and has made claims for tax credits related to scientific research and experimental development expenditures made in Canada. These amounts, under Canadian Federal and Provincial tax law in conjunction with its annual tax return filings, need not be offset against taxes otherwise payable to become refundable to the Company at the end of its fiscal year. As such, during the year ended June 30, 2003, the Company received approximately $246,970, which was recorded as an increase in stockholders' equity paid-in capital. During the nine month period ended March 31, 2004, the Company did not receive any tax credits. Also, during the nine month period ended March 31, 2004, the Company did not record any additional tax credits receivable during Fiscal 2004. The previous receivable balance in respect of tax credits from these governments went from $246,970 as of June 30, 2002 to zero as of June 30, 2003 and remained as such as of March 31, 2004.

Note 13 COMMITMENTS

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

Rental expense for the year ended June 30, 2003 amounted to $124,442. Rental expense for the nine month period ended March 31, 2004 amounted to zero.

At March 31, 2004, the Company was in arrears of rent, including interest and related charges, in the approximate amount of $560,000. A settlement agreement with the former landlord is in place, under the terms of which the Company would pay to the former landlord the sum of $140,000 from the proceeds to the Company of revenues from the first four sales of TCS Systems.

Note 14 LITIGATION

An action was instituted by Plaintiffs, a Canadian resident and a Canadian corporation, in a Canadian court alleging a breach of contract and claims damages of approximately $508,600 representing expenses and an additional approximate amount of $1,874,000 in loss of profits.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2004
(UNAUDITED)

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

An action was instituted by a Plaintiff, the Company's landlord, against the Company in June 2001 for arrears of rent in the amount of approximately $113,900. Subsequent additions to arrearages with respect to rent and property taxes raised the amount due to approximately $560,000. A settlement agreement with the former landlord is in place, under the terms of which the Company would pay to the former landlord the sum of $140,000 from the proceeds to the Company of revenues from the first four sales of TCS Systems.

Unbeknownst to the Company, it was indirectly the object of a judgment in December 2002, against its subsidiary, Tirex Canada R&D Inc., and also against John L. Threshie Jr., Louis V. Muro and Michael Ash as loan guarantors, all of these being either directors or officers of The Tirex Corporation, for an amount of approximately CA$42,000 regarding a loan made to Tirex Canada R&D Inc. More than a year after the judgment, Rapid Finance initiated proceedings against Louis V. Muro and Michael Ash to effect a seizure of their personal assets to satisfy the judgment. These seizures are currently being contested. In the event that the seizures are upheld, the company will indemnify Messrs. Muro and Ash for the values of personal assets lost.

Note 15 ACCUMULATED OTHER COMPREHENSIVE INCOME

The deficit accumulated during the development stage included accumulated comprehensive other income totaling $103,396.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the three and nine month periods ended March 31, 2004. This discussion also includes events which occurred subsequent to the end of the last quarter and contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)","believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

As reported in the Company's Annual Report for the year ended June 30, 2003, filed in October 2003 on Form 10-KSB, the Company's TCS Tire Recycling System has been ready for market since March of 2000, although further refinements were made to the technology during the remainder of Fiscal 2001 and throughout Calendar 2002. Throughout that period, the availability of funds necessary to permit developmental stage companies, such as ours, to make the transition to the commercial stage has been very restricted. The Company was late in filing its September 2002 Form 10-QSB on a timely basis, which resulted in our stock being removed from the Bulletin Board to be shown as OTC-Other, in which category the "Bid" and "Ask" are not shown. The Company intends to attempt to rectify this situation and apply for re-listing on the OTC Bulletin Board as soon as practicable and desirable.

On the business development side, we have continued to encounter substantial difficulties in realizing our first system sale, as has our licensee, Simpro. The substantial cost of a TCS-2, at approximately 5.5 million Euros (approximately US$6.6 million), combined with its lack of a substantial production track record represent significant obstacles to the sales efforts. Those entrepreneurs wishing to acquire a system have consistently had difficulty in finding equity backing for their projects, and persuading those with the necessary capital to invest in such projects has proven to be quite difficult. The increase in value of the Euro versus the US dollar over the last year and a half has also been detrimental to the sales efforts in that it has made the securing of an adequate equity base to support a project even more difficult. Since the TCS-2 is being manufactured in Europe by Simpro, their costs are primarily Euro-based. Fifteen months ago, one Euro cost approximately US$0.97; today, one Euro costs approximately US$1.20. This foreign exchange differential on the price of the installed system thus represents a close to 24% increase in cost, for those potential customers who would normally be purchasing systems in US dollars, without any commensurate increase in capacity or functionality of the system. We are discussing with Simpro different ways to attenuate this increase. Euro currency customers and those other potential customers whose currencies have also appreciated against the US dollar are unaffected.

For the past nearly two years, the Company has been working with a Puerto Rican entrepreneur interested in purchasing a TCS-2, but having difficulty in finding an investor partner, necessary to complete his project financing package. While the Puerto Rican entrepreneur continues to show very significant interest in acquiring a TCS-2, he has not, as of the date of this Report, succeeded in finding adequate equity backing for his project.

We and Simpro have also been working on several potential sales in Mexico, South America, Australia, southeast Asia, the U.K., and elsewhere, either directly or through intermediaries. It has been represented to us that discussions in some cases have reached an advanced stage, but, as of the date of this Report, no unconditional sales contracts had been signed.

Nearly two years ago, we initiated negotiations with a Canadian entrepreneur for the installation of a TCS-2 in Quebec. The entrepreneur in question decided to install a different technology, reportedly with considerable quantities of used equipment. However, the project initially conceived using the TCS technology remains viable, and we are working with a Montreal-based consulting firm to bring in investors to support such a Quebec-based facility. The business plan for such a facility has been completed and the consultants are presenting the plan to potential investors from both the public and private sectors. To date, while we have a combination of verbal and written commitments for nearly 80% of the project cost , there remains the securing of private sector equity investors to complete the investment package. We remain hopeful that such investors will be found, but we cannot guarantee that this will occur.

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

In February of 2001, we concluded a private financing with an investor group managed by a New York-based company. Under the terms of the Agreement, we drew down $750,000 of the available $5,000,000 amount. The initial $750,000 was provided in the form of a Convertible Note. We defaulted by not having an SB-2 Registration Statement declared effective within 150 days of the date of the Note. Following lengthy negotiations, we reached a Settlement Agreement with the investors on April 26, 2002 under which the Company agreed to a reimbursement schedule and provided three series of warrants, 500,000 each, exercisable at different prices to the investors. The lack of financial resources prevented us from being able to honor the reimbursement schedule, and thus we are currently in default with respect the Settlement Agreement. On March 5, 2003, the Investors sent to us by FAX, demand letters of payment due for each of the three investor funds involved in the initial transaction, these letters being dated February 25 and February 26, 2003, being the two-year anniversary date of their investment. The amount currently due, including accrued interest included in accrued liabilities, penalties and fees, and after realization on collateral shares and conversion of debt into 4,000,000 common shares, is approximately $600,000. The Company is not in a position to pay this sum. As of September 30, 2003, the Investors continued to hold 3,190,977 collateral shares plus the 4,000,000 conversion shares. The Company is working with the Investors to establish those conditions, related to the development of the business, such that remaining cash sums can be paid over time.

Because of the lengthy delay preceding the commencement of commercial operations, particularly insofar as regards the sale and manufacturing of TCS Systems is concerned, we have had to, and in the foreseeable near future, will be forced to continue to cover a substantial part of our overhead costs from sources other than revenues from operations. At present, we have no cash and no cash flow from operations. Management has taken all reasonable steps to reduce the monthly cash flow requirements to negligible amounts. All management salaries and reimbursement of expenses have been deferred until such times as the company will have adequate resources to resume such expenditures. Since relocating to our current premises, our monthly cash requirements in respect of rent, heat, air conditioning and local telephone service have been reduced to zero. Most of the expenses listed on our Income Statement relate to salary accruals.

Liquidity and Capital Resources

The activities of the Company, since its formation in 1987, and the inception of its current business in 1993 have been financed by sources other than operations. Such financing was principally provided by the sale of securities in private transactions and by additional capital investments by directors, officers and employees. During the three and nine month periods ended March 31, 2004, directors, officers, employees and consultants did not make any direct cash investments into the Company.

As of March 31, 2004, the Company had total assets of $233,297 as compared to $542,914 at March 31, 2003 reflecting a decrease of $309,617, and a decrease of $1 versus total assets as of the last fiscal year end, June 30, 2003, which amounted to $233,298. Management attributes the decrease from March 31, 2003 to March 31, 2004 primarily to the following factors: (i) a decrease of $30,902 in Accounts Receivable from the balance as of March 31, 2003 in the amount of $30,902 to the balance as of March 31, 2004 in the amount of $0, and (ii) a decrease of $245,394 in Prepaid Expenses and Deposits from the balance as of March 31, 2003 in the amount of $245,394 to the balance as of March 31, 2004 in the amount of $0, and (iii) a decrease of $39,876 in Sales Tax Receivable from the balance as of March 31, 2003 in the amount of $39,876 to the balance as of March 31, 2004 in the amount of $0. There were no significant differences attributable to asset balances from June 30, 2003 to March 31, 2004.

As of March 31, 2003, the Company had total liabilities of $3,910,818 as compared to $4,232,688 at March 31, 2004, reflecting an increase of $321,870, and reflecting an increase of $137,923 versus total liabilities as of the last fiscal year end, June 30, 2003, which total amounted to $4,094,765. The increase in total liabilities from March 31, 2003 to March 31, 2004 is primarily attributable to a decrease of $345,884 in Convertible Notes, by an increase of $517,750 in Loans from Related Parties, by a decrease of $97,078 in Government Loans and by an increase in Accounts payable and Accrued Liabilities in the amount of $166,256. The increase in total liabilities from June 30, 2003 to March 31, 2004 is primarily attributable to an increase of $213,501 in Accounts Payable and Accrued Liabilities, to an increase of $281,251 in Loans from Related Parties and to a decrease of $345,884 in Convertible Notes.

Reflecting the foregoing, the financial statements indicate that as at March 31, 2004, the Company had a working capital deficit (current assets minus current liabilities) of $1,986,226 compared to a working capital deficit of $1,688,913 as at March 31, 2003, reflecting an increase of $297,313. The working capital deficit of $1,986,226 as at March 31, 2004 compares to a working capital deficit of $1,783,667 as at June 30, 2003, reflecting an increase of $202,559.

Results of Operations

The financial statements which are included in this report reflect total operations and other expenses of $446,147 for the nine month period ended March 31, 2004 versus $1,159,645 for the comparative nine month period ended March 31, 2003, reflecting a decrease of $713,498. The Company has ceased Research and Development activities thereby resulting in a decrease in personnel expenses and other Research and Development expenses and for the nine month period ended March 31, 2003, incurred a charge of $530,651 to write down Property and Equipment to its salvage value.

Item 3 - CONTROLS AND PROCEDURES

The Company's management, with the participation of its Chief Executive Officer, who is the Company's principal executive officer, and its Chief Financial Officer, who is the Company's principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to The Tirex Corporation, including its consolidated subsidiaries, required to be included in this report and the other reports that the Company files or submits under the Securities Exchange Act of 1934. During the first fiscal quarter of 2004, there have been no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:

Item 1 - Legal Proceedings

We are presently a party in the following legal proceedings, the status of which has not changed since the Company filed its last Quarterly Report on Form 10-QSB for the second quarter of Fiscal 2004.

IM2 Merchandising and Manufacturing, Inc and David B. Sinclair v. The Tirex Corporation, Tirex Corporation Canada, Inc., et al.

Lefebvre Freres Limited v. The Tirex Corporation

Tri-Steel Industries Inc. v. The Tirex Corporation

Legal proceeding not known to the company as of the last quarterly filing.

Rapid Finance

Unbeknownst to us, our company was indirectly the object of a judgment in December 2002, against our subsidiary, Tirex Canada R&D Inc., and also against John l. Threshie Jr., Louis V. Muro and Michael Ash as loan guarantors, all of these being officers of The Tirex Corporation, for an amount of approximately CA$42,000 regarding a loan made to Tirex Canada R&D Inc. More than a year after the judgment, Rapid Finance initiated proceedings against Louis V. Muro and Michael Ash to effect a seizure of their personal assets to satisfy the judgment. These seizures are currently being contested. In the event that the seizures are upheld, the company will indemnify Messrs. Muro and Ash for the values of personal assets lost.

No director, officer, or affiliate of the Company, or any associate of any of them, is a party to or has a material interest in any proceeding adverse to us.

Item 2: - Changes in Securities and Small Business Issuer Purchases of Equity Securities

No changes

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

On March 5, 2003, the Investors sent to us by FAX, demand letters of payments due for each of the three investor funds involved in the initial transaction, these letters being dated February 25 and February 26, 2003, being the two-year anniversary date of their investment. After taking into consideration the proceeds of sales of collateral shares, share conversions and accumulating interest, the sum total due, including interest, penalties and fees, as of September 30, 2003 was $586,356. Accrued interest of approximately $12,000 is included in accrued liabilities. As of September 30, 2003, the investors had in their possession 3,190,977 collateral shares plus 4,000,000 shares converted from the debt. The Company is not in a position to pay this sum of cash due. The Company is working with the Investors to establish those conditions, related to the development of the business, such that these sums can be paid over time. The Investors also sent a request to convert the debt. As of the date of this Report, we do not have a significant number of issuable shares in treasury, with the effect that we cannot satisfy the investors' conversion request to any meaningful extent. There can be no guarantee that the investors will continue to not take legal recourse against the Company and that the anticipated cash availability to support a re-negotiated Settlement Agreement will actually be available

Item 4 - Submission of Matters to a Vote of Security Holders

During the three-month period ended March 31, 2004, there were no submissions of matters to a vote of Security Holders.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit 31.1 - Certification required by Rule 13a-14(a) or Rule 15d-14(a) Exhibit 31.2 - Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1 - Certification Required by Rule 13d-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 US.C. Section 1350 Exhibit 32.2 - Certification Required by Rule 13d-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 US.C. Section 1350

(b) Reports of Form 8-K

During the three month period ended March 31, 2004, there were no Reports on Form 8-K filed by the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TIREX CORPORATION

Date: May 14, 2004	By	/s/ John L. Threshie, jr.
John L. Threshie, Jr. President
Chief Executive Officer

Date: May 14, 2004	By	/s/ Michael Ash
Michael Ash, Secretary, Treasurer and
Chief Accounting and Financial Officer