Form 10KSB
period 2004-06-30
TIREX CORP
filed 2004-10-14
CIK 823072

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 2004

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 33-17598-NY

The Tirex Corporation
(Name of Small Business Issuer in Its Charter)
Delaware	22-3282985
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4055 Ste-Catherine St. West, Suite 151
Westmount, Quebec	H3Z 3J8
(Address of Principal Executive Offices)	(Zip Code)

(514) 935-2525
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
(Issuer's revenues for its most recent fiscal year)

$4,998 (as of September 30, 2004)
(Aggregate market value of the voting stock held by non-affiliates of the Issuer)

249,895,892 (as of September 30, 2004)
(Number of shares outstanding of each of the Issuer's classes of common stock)

Transitional Small Business Disclosure Format (check one) Yes [ ]     No [X]

DOCUMENTS INCORPORATED BY REFERENCE
into Part I

Annual Report of the Company on Form 10-KSB for
the year ended June 30, 2004

Quarterly Reports of the Company on Form 10-QSB
for the quarters ended September 30, 2003, December 31, 2003, and March 31, 2004

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

The TCS-System

    Our TCS-System comprises a complete, turn-key, environmentally safe, cryogenic tire recycling system designed to: (i) disintegrate scrap tires, using less energy than is required by existing ambient methods (which shred and/or chop tires at "ambient" or normal room temperatures) or other currently available cryogenic methods (which reduce the temperature of the materials through the use of liquid nitrogen), and (ii) produce commercially exploitable, high quality, clean rubber crumb and unshredded steel and fiber. Disregarding configuration variations related to tire feedstock preparation and possible auxiliary grinding after processing through the System to obtain higher proportions of fine mesh rubber, these variations not forming part of our technology in any event, the TCS System is offered in two basic versions, these being the TCS-1 and the TCS-2. These two versions have an annual throughput capacity of approximately one million tires and two million tires respectively, these numbers based on average automobile tires having a scrap weight of approximately nineteen pounds.

    The freezing chamber of the TCS-1 Production Model previously located in Montreal was a large tank through which the tire parts are circulated at temperatures of approximately 170 degrees below zero, Fahrenheit. The second version of the TCS has been designed to run approximately 20 degrees colder to ensure that no pieces of rubber can warm up to the "glass point" before being entirely processed by o ur patented fracturing mill. Frozen tire parts are passed through another chamber that separates the component parts of all tires, including rubber, wire and twine. This chamber contains crushing mechanisms and other proprietary parts and processes that transform the rubber into very small particles (mesh). The mesh is then physically separated from the metal and twine and is finally subjected to other steps to achieve the desired mesh size.

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

Rubber Crumb Finishing

    Rubber crumb finishing operations are dictated by the output requirements of the entrepreneur and his or her customers. The TCS System has been configured to produce rubber crumb in mesh sizes ranging from 10 mesh to 30 mesh at the option of the entrepreneur, and in such proportions of mesh sizes as the entrepreneur decides, according to his market requirements. Market considerations might incite the recycling entrepreneur to request even finer mesh sizes of rubber crumb than a TCS System is designed to produce. This requires auxiliary grinding, which takes place after the steel and fiber have been removed, and would affect the configuration of the post Fracturing Mill operations. Auxiliary processing equipment does not form part of the TCS System technology.

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

Research and Development Activities

    The Company's technical expertise and that of its consultants have been an important factor in the development of the TCS technology, and thus the market potential and positioning of the Company. Since its inception, the Company has devoted substantial resources to the design and development of the TCS technology as well as to raising the financing necessary for such activities. The unavailability of financial resources forces the Company to suspend research and development activities prior to the beginning of the 2004 fiscal year. During the fiscal year 2003 , the Company expended approximately $450,000 on research and development activities applied to the design and development of the TCS-2 model, the successor to the original TCS-1 First Production Model, as well as to product development involving rubber crumb. In collaboration with our Licensee, Simpro S.p.A. of Turin, Italy, we continue to refine and enhance our tire disintegration technology to comply with emerging regulatory or industry standards or the requirements of any potential customer.

    During the fiscal year ended June 30, 2003 all research and development activities respecting the TCS-1 First Production Model and the design of the TCS-2 were carried out by the Company's engineering and technical staff, consisting of Louis V. Muro, Vice President in Charge of Engineering, and two other Company contractually employed engineers.

    Our current rate of recovery of saleable rubber per tire is approximately 94% of the total approximate amount of rubber (14.5 lbs.) in a 19 lb. (average weight) used auto tire. To the best of our knowledge, the recycling industry currently recovers only 70-80% of the rubber. Our Licensee, Simpro S.p.A., is currently in construction of a demonstration platform which will represent the second generation TCS technology.

Manufacturing

    Our activities to date focused primarily on the design and development of the original TCS-1 First Production Model, and, more recently, on the design of a second generation version of this technology. In connection with these activities, we have been dependent upon arrangements with subcontractors for the manufacture and assembly of the principal components incorporated into a TCS System Plant. Pursuant to our signing of the exclusive manufacturing license agreement with Simpro, S.p.A., with the exception of those systems which Simpro might choose to refuse to accept a contract from any particular potential customer, all manufacturing activities of our company will now be undertaken by this Italian company. In the seemingly unlikely scenario where Simpro would refuse a contract which we believe should be accepted, we would have the right to go to alternate sources to have such systems manufactured and installed. . Management believes that numerous alternative sources of supply for all such systems are readily available.

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

    On June 1, 1998, we formed a third Canadian corporation, The Tirex Corporation Canada Inc., referred to herein as "TCCI". TCCI is also a wholly owned subsidiary of ours. TCCI was established to operate as our manufacturing arm, but is presently dormant. We do not have any current plans to reactivate TCC.

    We also have another dormant, wholly owned subsidiary, formed under the laws of the State of Delaware, Tirex Acquisition Corp. ("TAC"), for which we have no present plans.

Canadian Grants

    The governments of Canada and of Quebec, have officially acknowledged the pivotal role played by business investment in research and development in ensuring sustained economic growth and long-term prosperity. In order to encourage such activities, the Government of Canada, on a national basis, and the Government of Quebec, on a provincial basis, support private research and development initiatives through the provision of scientific research tax incentives to businesses and individuals. As a result of the combined efforts of both levels of government, the Quebec location has offered the most generous tax incentives for research and development programs in North America of which we are aware.

    In May of 1995, in order to take advantage of such financial incentives in connection with the research and development work on the first production model of the TCS-1 Plant, we formed Tirex R&D. (See "Subsidiaries").

The Tirex R&D License

    Tirex R&D holds an exclusive, ten year license from the Company, which expires on July 2, 2005. This license, which was modified in June of 2002, permits Tirex R&D to design, develop, and manufacture the TCS-Systems on a worldwide basis (the "Primary License"). To the extent necessary to ensure that Tirex R&D's operations are focused on pure research and development activities, Tirex R&D may sublicense the Primary License to TCCI or such other corporate entity as would be deemed appropriate and beneficial. Unless the context requires otherwise, the terms of the sublicense will be identical to those of the Primary License. To the extent necessary to achieve the aforesaid goals, all other contracts to which Tirex R&D is a party, will be transferred and assigned, in whole or in part, from Tirex R&D to us, TCCI, or any other existing or future subsidiary or affiliate of ours.

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

Tax Incentives

    Canadian and Quebec tax incentives take the form of deductions and tax credits with respect to eligible research and development expenditures of Tirex R&D. Certain tax credits are called "refundable" because, to the extent that the amount of the tax credit exceeds the taxes payable, they are paid over or "refunded" to the taxpayer. Thus, these credits function effectively as monetary grants. To qualify for such tax credits, research and development activities must comprise investigation or systematic technological or scientific research conducted through pure or applied research, undertaken to advance science and develop new processes, materials, products or devices or to enhance existing processes, materials, products, or devices. In the period following June 30, 2002, the Company's claim for tax credits in respect of Fiscal 2002 was audited by Revenue Canada, which organization changed its name to Canada Customs and Revenue Agency, or CCRA. For purposes of ease of reading, the old name of Revenue Canada will continue to be used. As a result of this assessment, Revenue Canada determined that Cdn$193,936 (approximately US$124,000) was due to us. After deducting arrearages on payroll taxes and amounts due to other government departments, the Company received a net amount of Cdn$132,038 (approximately US$84,500). As a function of reciprocal arrangements between Revenue Canada and Revenue Quebec, the Revenue Canada audit result becomes the basis of the calculation of the tax credit granted by Revenue Quebec. The calculated Quebec credit is Cdn$180,520 (approximately US$115,500) After deduction of payroll tax arrearages and payroll tax audit adjustments, an amount die to us in the amount of Cdn$119,365 was established (approximately US$76,400). Rather than release this amount, Revenue Quebec withheld the amount on account of taxes owed by the President of the Company. This situation remains unresolved.

Canadian Government, and Government Sponsored Loans and Grants

    We have in the past also received financial assistance by way of loans and grants from Canadian and Quebec governmental agencies for the design and development of the TCS-1 Plant and for export market development. All of the activities for which these loans were approved have been completed and we have received the funds approved. Approximately 80% of the loans previously received have been repaid. Of the remaining approximately US$78,091, an approximate amount of US$14,800 will be forgiven if the Company does not realize any sales in Spain and Portugal prior to June 30, 2007.

Patent Protection

    We were issued a United States patent on our Cryogenic Tire Disintegration Process and Apparatus on April 7, 1998 (Patent No. 5,735,471). The duration of the patent is 20 years from the date the original application was filed. In November 1998, we filed our patent, for review, with the Canadian Patent Office. We are unable to state at this time how long the Canadian review process will take and is unable to give any assurances that the Canadian Patent will be granted. Prior to the issuance of such patent, we relied solely on trade secrets, proprietary know-how and technological innovation to develop our technology and the designs and specifications for the TCS-1 Plant. The Company's patent is free of liens. We do not presently hold any patents for our products or systems outside of the United States. A Canadian patent has been applied for and remains pending. We have lacked the financial resources to apply for a process patent on an international basis, but the Company intends to file for additional patent protection, in accordance with our Agreement with Simpro S.p.A. of Turin, Italy, once sufficient financial resources will become available.

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

    This could enable them to bring their own technologies to more advanced stages of development with more speed and efficiency than we will be able to apply to the TCS-System. Additionally, manufacturers of presently available equipment and systems are in a position to operate research and development departments dedicated to continuously improving conventional systems and to developing new and improved systems. There can be no assurance that the TCS-System will successfully compete with existing systems or with any improved or new systems which may be developed in the future.

Employees

    As of October 2004, we have four persons employed either directly or under consulting contracts including its three executive officers.. Three of the foregoing persons devote their full time to our business and affairs, as required. At times, we also utilize the services of part-time consultants to assist us with market research and development and other matters. We intend to hire additional personnel, as needed, and as financial resources permit.

Potential Markets

    We believe that the potential markets for our TCS System will be directly reflected by the level of demand for economical, high quality rubber crumb derived from the recycling of scrap tires. The following discussion of the potential markets for rubber crumb assumes that the TCS System will be capable of economically producing high quality recycled rubber crumb and in a variety of sizes, capable of being used in wide range of products. It should be noted, however, that because of the limited operating history of our heretofore TCS-1 Production Model Plant, we cannot, give any assurance that our TCS Systems will in fact perform as expected under continuous, commercial operating conditions. Moreover, even if the demand for rubber crumb should increase in accordance with our expectations, there can be no assurance that a demand for TCS Systems will likewise develop.

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

Marketing Activities

    To a large extent, we have, in the past, concentrated our efforts on completing the design, development, and construction of our heretofore TCS-First Production Model 1 and raising adequate financing to support such efforts. Our long-term objective, however, is to market TCS Systems worldwide, through national and international sales representatives, licensees or strategic partners.. Pursuant to an extensive technical audit, our heretofore First Production Model permitted our company to be certified as an Accredited Tire Recycler by Recyc-Quebec, a quasi-governmental agency of the Quebec Government, and should we re-establish crumb rubber production operations, we would be entitled to tipping fees paid by Recycle Quebec. In the meantime, Management believes that this accreditation will be beneficial to our marketing efforts respecting our technology.

    We can make no assurances with respect to the success of our marketing and distribution strategy of our TCS Systems. Furthermore, we have limited resources to achieve the distribution of our TCS Systems and to date we have made no sales, leases or licenses. We believe that we will need additional financing, which may not be available, to achieve our long-term objectives.

Government Regulation

    Insofar as the Company is not actually a tire recycler, government regulations have little direct effect on our activities. Of greater importance is the possible effect on our customers for the TCS technology. The TCS-System is a "closed loop" system which does not use any chemicals, solvents, gases or other substances which could result in emissions of any kind from the operation of the Plant. To the best of the Company's knowledge, operation of a TCS-System will not result in the emission of any pollutants, the disposal of combustion residues, the storage of hazardous substances, or the production of any significant amounts of solid waste which would have to be landfilled. However, the operation of a TCS System will involve, to varying degrees and for varying periods of time, the storage of scrap tires or tire pieces representing the feedstock to the System, and limited storage of crumb rubber prior to shipment to customers. Rubber, regardless of its physical dimensions or form, is widely defined as being a fire hazard by fire protection services in most industrially-advanced countries. Whole tires, with their size, volume and composition, can pose potentially serious environmental problems. While the Company does not believe that such storage will normally involve quantities of tires so large or storage periods so extensive as to constitute the "stockpiling" of scrap tires, it should be noted that stockpiling, should it occur, could constitute a particularly serious environmental problem. Among the numerous problems relating to scrap tires, is that when stockpiled above ground, tires create serious public health and environmental hazards. These range from scrap tire fires, which generate large and dense clouds of black smoke and cause serious soil pollution problems, and which are extremely difficult to extinguish, to the creation of vast breeding grounds for mosquitoes and vermin.

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

ITEM 2. DESCRIPTION OF PROPERTY

    Our corporate headquarters is located at 4055 Ste-Catherine St. , Suite 151, Westmount, Quebec, Canada H3Z 3J8. We have occupied offices at this address since March 2003. The space was provided free of charge for the first six months, which included the first two months of Fiscal 2004, and included electricity, heating and local telephone service. This was extended by mutual agreement for a period of four months to the end of December 2003. Late in Fiscal 2004, new, but still advantageous terms were negotiated ms with the landlord. The property is occupied on a month-by-month basis with no written lease. Prior to moving to these premises, during Fiscal 2003, the Company occupied premises in an industrial building on St. Patrick Street in Montreal, where our heretofore First Production Model was located. After having accumulated very substantial arrearages in rent and property taxes for which we were financially responsible, our former landlord instructed us to vacate these premises such that he could rent the space out to another company. As part of the settlement agreement with this former landlord, we agreed to pay to this former landlord the sum of US$540,000 out of the proceeds of the first four sales of TCS Systems, at the rate of US$140,000 per system sold. .

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

    Subsequently, on or about April 25, 2001, the Plaintiffs instituted a lawsuit in Superior Court, judicial district of Montreal alleging breach of contract and claims damages of Canadian$794,690 (approximately US$508,600) representing expenses and an additional Canadian$5,411,158 (approximately US$1,874,000) in loss of profits. Unlike the suit filed in the US Federal District Court in Delaware, there was no accusation of fraud. We have filed a detailed answer denying all liability, stating further that Plaintiffs failed to comply with their obligations. We believe we have meritorious defenses to all of the Plaintiffs' claims. The action is still pending.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fiscal year ended June 30, 2004, no matters were submitted to a vote of the shareholders of the Company.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock, is traded on a limited basis in the over-the-counter market and, since January 2003, has been listed on the "Gray Sheets". We are currently awaiting the completion of our first unconditional sales contract before attempting to have our stock re-quoted on the OTC Electronic Bulletin Board, maintained by the National Association of Securities Dealers, Inc. (the "OTC Bulletin Board"). The following table sets forth representative high and low bid prices by calendar quarters as reported in the OTC Bulletin Board during the last two fiscal years. The level of trading in the Company's common stock has been limited and the bid prices reported may not be indicative of the value of the common stock or the existence of an active market. The OTC market quotations reflect inter-dealer prices without retail markup, mark-down, or other fees or commissions, and may not necessarily represent actual transactions.

	Bid Prices
Period	Common Stock
Fiscal Year Ending June 30, 2002	High	Low
September 29, 2001	$ 0.08	$ 0.02
December 29, 2001	0.03	0.01
March 30, 2002	0.02	0.01
June 29, 2002	0.03	0.01

Fiscal Year Ending June 30, 2002	High	Low
September 30, 2002	$ 0.01	$ 0.01
December 30, 2002	0.01	0.01
March 31, 2003	See note following
June 30, 2003	See note following

Fiscal Year 2004	See note following

Since being relegated to the Gray Sheets, bid prices are not posted.

Sales of Unregistered Securities.

    Following are the numbers of unregistered securities issued by the Company during the past three fiscal years, the vast majority of which were issued to officers, directors and consultants in lieu of cash payments with respect to salaries, expenses and consulting fees.

Fiscal 2004	nil
Fiscal 2003	14,633,333
Fiscal 2002	16,272,518

Shareholders

    As of October 1, 2004, the number of holders of record of the Company's common stock, $.001 par value, was less than 500, which does not include shares held by persons or companies in street or nominee name.

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

    In March 2000, we announced that our tire recycling technology was ready for replication and commercialization. Since Fiscal 2001, we have demonstrated our technology to numerous groups from Asia, Europe, North and South and America and the Caribbean, as well as to some shareholders and potential strategic alliance partners. While numerous Letters of Intent were signed during the early marketing stage, none materialized into firm purchase contracts. Management attributed these failures to proceed to firm contracts to the lack of a track record for the TCS technology, or alternatively, to the Company's inability to provide performance guarantees. The Company signed its License Agreement with Simpro S.p.A. of Italy in January of 2003, and thus created the potential that performance guarantees could be offered. As of June 30, 2004, no purchase/sale contracts had been written.

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

    In January 2000, we signed a License Agreement with Ocean Equipment Manufacturing and Sales Co. ("OEMS") of New Jersey, a company owned by Louis A. Sanzaro who is also a director and a significant shareholder of Tirex, for the marketing and for the manufacturing, installation and service of our tire recycling systems in the U.S. market. Under the terms of the Agreement, we would receive a royalty for each system sold, subject to adjustments respecting actual manufacturing costs. As of June 30, 2003, OEMS had not yet concluded any sales of TCS Systems to independent parties. As reported in a previous 10-KSB, Mr. Sanzaro had accepted to relinquish his exclusivity with respect to the US market. We are now dealing with potential US customers directly or through go-betweens on a case-by-case basis, and, as such, the Company has not had to pay any up-front fees or commissions or assume any marketing expenses incurred by such independent persons.

    On January 31, 2001, we entered into an Agreement with James Conway, an Australian national, under which he was named Business Development Manager Asia. Under this Agreement, Mr. Conway was directed to find a Japanese licensee to produce and sell TCS Systems. The Japanese company eventually selected would have exclusive rights to the Japanese market and non-exclusive rights in other Asian markets. This five-year agreement with Mr. Conway provides for the payment of 10% of the License Fee paid by the Japanese company plus a 1% commission on sales made within five years on all sales made by the licensed Japanese manufacturer. On August 10, 2001, we further appointed Mr. Conway as a Sales Representative in Asian markets which would be outside of Japan, the territory which would be attributed to an eventual Japanese licensee. Under the terms of this three-year agreement, Mr. Conway would receive a commission equal to 5% of the selling price, before any sales or value-added taxes, customs and excise taxes and similar levies which might be imposed by a government. This Agreement expired on August 8, 2004.

    In January 2003, the Company entered into a License Agreement with Simpro S.p.A. for exclusive manufacturing rights and for non-exclusive marketing rights with respect to TCS Systems. Simpro is actually negotiating with the Italian government respecting the financing of the construction of a new demonstration model in Italy, which it plans to use to support their marketing efforts. To date, Simpro has not sold any systems.

    Since Fiscal 2002 and to date, the Company received several expressions of interest to market our systems in worldwide markets but the Company is unwilling to give market exclusivity to anybody except on a customer-by-customer basis.

    The lack of a significant track record relative to the operation and output of the TCS System has proven to be difficult hurdle to overcome in making TCS System sales. The installed cost of a TCS-1 System to an entrepreneur, depending on the system configuration, the condition of the feedstock and the output requirements and excluding building and infrastructure costs, is in the vicinity of Euros4,300,000 (approximately US$5.25 million at prevailing exchange rates). For a TCS-2, the comparable cost to the entrepreneur is in the vicinity of Euros5,500,000 (approximately US$6.7 million at prevailing exchange rates). This represents a substantial investment for an entrepreneur and, without performance guarantees to substitute for the lack of a significant operating history, entrepreneurs or their financial backers have heretofore been unwilling to accept the risk of purchasing a new technology. Simpro has been able to obtain insurance backing to support their offer of limited performance guarantees, and such potential is expected to assist the marketing effort. Simpro is now offering limited Performance Guarantees.

Potential System Sales Initiated Prior to Fiscal 2004

Puerto Rico - A letter of intent was signed to set up a TCS-2 facility and joint venture on a crumb rubber product manufacturing facility in Puerto Rico. The Puerto Rican representatives presented their project, which includes our technology, to the Government of Puerto Rico in June 2001 to secure approval to proceed, and again in September of 2001 for purposes of securing public funding for the project.. The Puerto Rican group was able to secure substantial partial funding from the Puerto Rican Development Bank but throughout was unable to obtain the necessary financial backing to meet the cash injection requirements of the bank. Subsequent to June 30, 2003, the Puerto Rican project developer identified an investor with the means and the interest to invest in the Puerto Rican project. In August of 2003, the investor sent to us a Letter of Intent indicating his intent to provide the necessary financing to ensure the realization of the Puerto Rican project. However, this investor never followed through on his written intentions. After several months of attempting to secure the cash commitment from this investor, the Puerto Rican entrepreneur turned his attention to other avenues After several months of attempting to secure the cash commitment from this investor, the Puerto Rican entrepreneur turned his attention to other avenues. To date, no viable new investors have been found.

Recycletron Inc. - We entered into a letter of intent with Recycletron in July of 1997 wherein Recycletron agreed to purchase a TCS-1 upon our completing the design of the system and demonstrating its performance on a 24-hour basis over a significant period of time. The duration of operations of the original TCS-1 First Production Model, prior to its dismantling, did not suffice to entice Recycletron to enter into a firm purchase contract. Regardless, Recycletron continues to indicate interest in our technology. In the meantime, Management has been attempting to attract other entrepreneurs to invest in a Quebec-based TCS facility. It is likely that such other investment would be in the form of a TCS-2, which would consume approximately 2,000,000 scrap tires per year. Quebec produces approximately 7,000,000 scrap tires per year with the greater Montreal region accounting for half of these, thus leaving ample quantities of scrap tires for Recycletron should they wish to proceed with a purchase. Regardless, there can be no assurances that a firm purchase contract will actually be signed with Recycletron.

Marketing Efforts Initiated or Pursued During Fiscal 2004

    During Fiscal 2004, the Company and Simpro have responded to numerous requests for information. Out of these requests, several opportunities have presented themselves which merited the expenditure of considerable effort to close a Purchase and Sales Agreement. In addition to the Puerto Rican project, Tirex and Simpro are actively pursuing opportunities In Mexico, Australia, Brazil, Malaysia, the Middle East and Botswana. All of these opportunities are well advanced. Simpro is also pursuing interesting opportunities in the UK, France and Italy, while Tirex is also pursuing an opportunity in Eastern Canada. However, regardless of Management's optimism as the various opportunities enunciated above, there can be no assurance that these opportunities will actually result in unconditional sales contracts.

    The finalizing of the License Agreement with Simpro means that the gross revenues from these sales will be recorded on Simpro's books, not in the books of Tirex. The amount remitted back to Tirex will take the form of a royalty and will be accounted for as such. Even if these sales would have been set up in such a way as to be recordable on the books of Tirex, generally accepted accounting principles in effect in the USA would have prevented the Company from recognizing the revenue as such until the systems would have been accepted by the customers. Given the time line required to manufacture, install and have accepted these systems, it is quite unlikely that these revenues would become recognizable during our fiscal year which will end June 30, 2005. By extension, the same principles would apply to the royalty to be received by Tirex. While the Company will benefit from the periodic cash inflows resulting from progress payments during the next approximately ten months, the royalty will, in fact, not have been earned until the systems are accepted by the customers.

    In February of 2001, we concluded a private financing with an investor group. Under the terms of the Agreement, we had the contractual right to require the Investor to purchase up to US$5,000,000 of put notes. We drew down US$750,000 of this amount and used the proceeds of this financing toward legal and consulting fees due, normal operating expenses such as payroll, rent and taxes and the acquisition of equipment for our prototype TCS-1 Plant. In July of 2001, the Company entered into a technical default with respect to the Agreement by not having an SB-2 Registration Statement declared effective by the SEC. After several months of negotiations, the Company entered into a Settlement Agreement with the Investor Group which provided for a cash paydown of the amount owed, including interest and penalties over a period of approximately two years starting with the date the Settlement Agreement was signed, the right of the Investor Group to continue to be able to sell up to 600,000 collateral and Rule 144 shares per month and the issuance of three series of warrants, 500,000 each, exercisable at prices of one cent, five cents and ten cents over a three year period. This Settlement Agreement was announced in April of 2002, and details of the terms of the Agreement are filed as an Exhibit to this Report. The Company, in the absence of having completed its first sales of TCS Systems according to our expectations, was unable to generate the cash flow necessary to pay down the Convertible Note in accordance with the terms of the Settlement Agreement. Thus, the Company once again finds itself in a position of default. Numerous recourses are available to the holders of the Convertible Notes, but to date, these recourses have not been exercised. Such recourses can be exercised at any time and the fact that they have not been exercised so far does not preclude their being exercised now or in the future. The Company has kept the Convertible Note holders apprised of its efforts to sell TCS Systems and thus restart the repayments on the Convertible Notes.

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

Liquidity and Capital Resources

    As of June 30, 2004, we had total assets of $233,297 as compared to $233,298 as at June 30, 2003 reflecting a decrease of $1. Fiscal year-end total assets at June 30, 2003 had reflected a previous decrease of $1,069,657 over $1,302,955 at June 30, 2002. There were no significant changes in the value of individual assets, representing Notes Receivable, Inventory, Property and Equipment and an Investment, from June 30, 2003 to June 30, 2004.

    As of June 30, 2004, the Company had total liabilities of $4,327,710 as compared to $3,748,881 at June 30, 2003, reflecting an increase in liabilities of $578,829. Total liabilities at June 30, 2003 had reflected a previous decrease of $300,259 over $4,049,140 in total liabilities at June 30, 2002. We attribute such increases in total liabilities at June 30, 2004 primarily to: (i) an increase in Accounts Payable and Accrued Liabilities and current portion of Long-Term Debt in the amount of $289,663 from $1,877,467 as of June 30, 2003 to $2,167,130 as of June 30, 2004, and (ii) an increase in Convertible Loans in the amount of $376,246 from $794,922 as of June 30, 2003 to $1,171,168 as of June 30, 2004.

    Reflecting the foregoing, the financial statements indicate that as at June 30, 2004, the Company had a working capital deficit (current assets minus current liabilities) of $2,073,333 and that as at June 30, 2003, the Company had a working capital deficit of $1,783,669, a working capital deficit increase of $289,664. There were no significant changes in current assets, as noted above, while there were additions to current liabilities due to third parties represented by Accounts Payable and Accrued Liabilities.

    The success of our tire recycling equipment manufacturing business and our ability to continue as a going concern will be dependent upon our ability to obtain adequate financing to commence profitable, commercial manufacturing and sales activities and the TCS Systems' ability to meet anticipated performance specifications on a continuous, long term, commercial basis.

Results of Operations

    As noted above, we are presently in the early stages of the business of manufacturing and selling TCS Systems. We will commence manufacturing operations with respect to TCS Systems, either directly or through licensees, upon receipt of firm purchase orders, either directly or through strategic market development partners. While progress to this end has proven frustrating so far, we believe that we will be able to secure such purchase orders during Fiscal 2004. We had only incidental revenues from operations during Fiscal years 2002 related to the sale of a relatively small quantity of crumb rubber and no revenues for Fiscal 2003. Unless and until we successfully develop our marketing and manufacturing operations related to TCS Systems on a full-scale commercial basis, we will continue to generate inadequate revenues from operations to support our monthly cash requirements. Except for the incidental revenues from the sale of a relatively small quantity of crumb rubber, the Company has never engaged in any significant commercial activities.

    The financial statements, which are included in this Report, reflect total general and administrative expenses of $476,796 for fiscal 2004, which reflects a decrease of $504,374 over Fiscal 2003, when general and administrative expenses were $981,170. During fiscal 2004, the Company's total operating costs decreased by $979,334 from $1,456,130 for fiscal 2003 to $476,796 for fiscal 2004. A large part of the decrease is the result of a further write-down in the carrying value of the TCS-1 Prototype Air Plant from the previous value of $500,000 to its current estimated Net Realizable Value of $50,000, resulting in a writedown of $450,000, and the suspension of Research and Development activities during Fiscal 2003. The decrease in total operating costs also was the result of a decrease in general and administrative expenses, as noted above, in the amount of $504,374.

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

    From inception (July 15, 1987) through June 30, 2004, we have incurred a cumulative net loss of $29,511,282. Approximately $1,057,356 of such cumulative net loss was incurred prior to the inception of our present business plan in connection with the Company's discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced the proposed health care operations and therefore, generated no revenues therefrom.

    Pursuant to an agreement dated December 18, 2002, our Company has licensed the manufacturing rights to Simpro S.p.A. of Turin, Italy, and our own operations will be restricted to receiving license fees and royalties and marketing the product in conjunction with Simpro.

ITEM 7. FINANCIAL STATEMENTS

    Our financial statements required to be included in this Report pursuant to Item 310(a) of Regulation S-B, are set forth below.

ITEM 8. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Following the end of Fiscal 2004, our independent certifying accountant informed us that he was abandoning all SEC-oriented work. Thus, we have had to change our certifying accountant effective with the annual financial statements for the year ended June 30, 2004. The resignation of our former certifying accountant was not related in any way to any disputes respecting the Company's accounting or its financial disclosures to shareholders or other interested parties. The Company is attempting to find a new auditor. As such, the financial statements included in this report are unaudited. Once a new auditor will have been hired, the audit of the 2004 Fiscal Year financial statements will be completed and an amendment to the 10-KSB will be filed. Prior to this most recent resignation, there had been no other resignation or dismissals of our principal independent accountant during the two most recent fiscal years.

ITEM 8A CONTROLS AND PROCEDURES

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

ITEM 8B OTHER INFORMATION

There is no additional information of any substantial importance. There have been no 8-K filings during Fiscal 2004. The Company intends to file an 8-K once a new auditor will have been hired.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees

    The following sets forth, as of June 30, 2003 the names and ages of all directors, executive officers, and other significant employees of the Company; and all positions and offices in the Company held by each, and the terms of said offices. Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified:

			Offices	Term of
Name	Age		Held	Office
John L. Threshie, Jr.	50	Chairman of the Board	November 1999 -
		of Directors, President, and	present
		Chief Executive Officer	June 1995 -
		Director	February 1999
		Vice President	June 1995-
November 1999
Secretary
December 1996
February 1999

Louis V. Muro	72	Vice President	January 1996 -
		of Engineering	present
		and Director	March 1994 -
		President	January 1995
		Director	December 1992 -
		Secretary	January 1995
December 1992 - March 1994

Louis Sanzaro	55	Director	January 1997 - present
		President	February 1999 -
November 1999

		Vice President	January 1998 -
		of Operations	February 1999
Michael D.A. Ash	55	Secretary, Treasurer,	February 1999-
		and Chief Financial	present
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

MICHAEL D.A. ASH. Mr. Ash joined the Company on January 11, 1999. On February 11, 1999, Mr. Ash was appointed Secretary, Treasurer, and Chief Financial and Accounting Officer of the Company. Mr. Ash graduated with a Bachelor's Degree in Business Administration, Magna Cum Laude, from Bishop's University in Quebec in 1970, and with an MBA, With Distinction, from Harvard Business School in 1975. Mr. Ash received his Chartered Accountant certification, (Canadian equivalent to a CPA) in 1972 while employed by Coopers & Lybrand (now PriceWaterhouseCoopers). Since graduation from Harvard, Mr. Ash has spent most of his career with the Government of Canada, first with the Office of the Comptroller General in Ottawa and, for the subsequent eighteen years, with a federal regional economic and industrial development agency in Montreal where he gained exposure to a very large number of companies and industrial sectors, ranging from developmental companies to major multi-national corporations. For ten years during this time period, Mr. Ash was also a part-time lecturer in accountancy at Concordia University in Montreal for students registered in the program leading to the Chartered Accountancy designation.

Compliance With Section 16(a) of the Exchange Act.

    None of the securities have been registered pursuant to Section 12 of the Exchange Act of 1934, as amended (the "Exchange Act"). Therefore, Section 16(a) of the Exchange Act is not applicable.

Compliance with Item 406 of Regulation S-B (Code of Ethics)

The Company is currently drafting a Code of Ethics which will be in full compliance with the requirements as to content, application and publishing. Once completed, this Code of Ethics will be available for review on the Company's web site.

Audit Committee

The Company does not currently have an audit committee.

ITEM 10. EXECUTIVE COMPENSATION

Current Remuneration

    The following table sets forth information concerning the annual compensation received or accrued for services provided in all capacities for the fiscal years ended June 30, 2002, 2003 and 2004 by our chief executive and all our executive officers serving as such as at June 30, 2004 or at any time during the year ended June 30, 2004. Common stock issued in lieu of cash salary payments was valued at a 30-50% discount from the average market price of such stock during the periods in which such salary was earned. Determination of the market price for such purpose was based upon the average of the bid and ask prices of such stock, as traded in the over-the-counter market and quoted in the OTC Bulletin Board. With respect to the issuance of shares during the fourth quarter of Fiscal 2003, this issuance representing but partial compensation to those directors and officers to whom sums were due, the period involved was prior to the company's stock being demoted to the gray sheets, and thus reference to the Bulletin Board prices still applied. The discount from the market price was determined arbitrarily, by negotiation between the Company and our executive officers and did not bear any relationship to any established valuation criteria such as assets, book value, or prospective earnings. The market prices of our common stock and the liquidity of such market has historically been volatile. Future announcements concerning us, our competitors, results of testing, technological innovations or new commercial products may have a significant impact on the market price of our common stock. We believe that, as of the dates when such shares were issued, the actual market value of such shares was, and as of the date hereof remains, highly contingent upon, and subject to, extremely high risks.

SUMMARY COMPENSATION TABLE:

ANNUAL COMPENSATION
Name and Principal Position	Year	Salary $	Bonus $	Other $

John L. Threshie Jr.	2004	$125,000 (1)	Nil	nil
President	2003	$125,000 (2)
	2002	$125,000 (3)

Louis V. Muro	2004	$150,000 (1)	Mil	nil
Vice President - Engineering	2003	$150,000 (4)
	2002	$150,000 (5)

Michael D.A. Ash	2004	$100,000 (1)	Nil	nil
Secretary-Treasurer & CFO	2003	$100,000 (6)
	2002	$100,000 (7)

    In 1999, Mr. Ash abrogated his then existing Employment Agreement. This was replaced by a Consulting Agreement for a period of sixteen (16) months to the end of Calendar 2000. Under this consulting agreement, Mr. Ash received 2,000,000 shares of the common stock of the Company. A new employment Agreement with an effective date of January 2001 was put into effect and the prior Consulting Agreement was allowed to lapse. Under that Employment Agreement, Mr. Ash earned a salary of $100,000 and Mr. Ash also had options to purchase stock of the company at the lesser of 20(cent) for the first year option, 40(cent) for the second year option and 50(cent) for the third year option, or 50% of market applicable to each series. The options were exercisable on a cashless basis.. Prorating the stock issuance over the sixteen month term of the prior Consulting Agreement, in Fiscal 2000, Mr. Ash was entitled to 1,250,000 shares of stock. There was no cash salary in Fiscal 2000 for Mr. Ash. For Fiscal 2001, Mr. Ash received the balance of his stock entitlement, i.e. 750,000 shares, and was entitled to receive $50,000 in cash. For Fiscal 2002 and 2003, Mr. Ash was entitled to receive $100,000 annually. Mr. Ash exercised the stock options available to him under the Employment Agreement which terminated December 31, 2003. Mr. Ash's Employment Agreement was renewed verbally for the three-year period starting January 1, 2004. A written agreement will be concluded shortly. Until this renewed agreement, Mr. Ash will continue to be entitled to receive an annual salary of $100,000, and Mr. Ash has been granted a new set of options identical, other than for dates, to the options granted in the preceding agreement.

(1) No compensation was paid either in cash or in shares to Messrs. Threshie, Muro and Ash during Fiscal 2004. The amounts due have been recorded as liabilities of the Company.

(2) During Fiscal 2003, Mr. Threshie received 2,500,000 commons shares of the stock of our Company in partial compensation for salary and expenses, issued at a 35% discount to market.

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

(4) During Fiscal 2003, Mr. Muro received 2,000,000 common shares of the stock of our Company in partial compensation for salary and expenses, issued at a 35% discount to market.

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

(7) In lieu of cash payment of salary, reimbursable expenses and other benefits, Mr. Ash received 3,468,603 common shares of our Company during Fiscal 2002, issued at a 35% discount to market,

(7) We believe that it is impossible to determine the actual current or potential value of such shares in light of the fact that, as of the dates when such shares were issued to the executive officers, the actual potential market value of such shares were highly contingent upon, and subject to, extremely high risks including but not limited to the following factors: (i) the very early stage of development of our business; (ii) our lack of sufficient funds to implement our business plan and the absence of any commitments from potential investors to provide such funds; (iii) the absence of a reliable, stable, or substantial trading market for such shares; and (iv) the uncertainty respecting our ability to continue as a going concern.

OPTIONS GRANTED OUTSIDE THE EMPLOYEE STOCK OPTION PLAN

Beneficiary	Issuable	Exercise Window	Price
John L. Threshie Jr.	1,000,000 share options	Two (2) years from date	Series 1: lesser of 20
	at the beginning of each	of issue	cents or 50% of market
	of Calendar Years		Series 2: lesser of 40
	2002, 2003 and 2004		cents or 50% of market
Series 3: lesser of 50
cents or 50% of market

Michael Ash	1,000,000 share options	Two (2) years from date	Series 1: lesser of 20
	at the beginning of each	of issue	cents or 50% of market
	of Calendar Years		Series 2: lesser of 40
	2004, 2005 and 2006		cents or 50% of market
Series 3: lesser of 50
cents or 50% of market

Mr. Ash has exercised the options which had been granted to him with respect to the options granted under the Employment Agreement which terminated December 31, 2003. This was done on a cashless basis, resulting in 1,500,000 shares being issuable to Mr. Ash. These shares will be issued, subject to adjustments for stock splits and stock dividends, if any, occurring prior to the issuance to Mr. Ash at such time when the Company will have an adequate number of shares available for issue. Pursuant to the verbal renewal of his employment agreement, which will be documented shortly, Mr. Ash has been granted a new set of options identical to those granted to him in his employment agreement which ended December 31, 2003.

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

    As discussed elsewhere in this Report, the following is a summary of those options and warrants outstanding with respect to the purchase of the common stock of the Company:

Compensation of Directors

    The Directors of the Company were not compensated for their services as such in fiscal 2004.

Employment Agreements

    We seek to maintain employment agreements with all of our executive officers (the "Executive Agreements"). We currently have an employment agreement with Mr. Threshie that provides for an annual salary of $125,000 and is in effect until December 31, 2003. Mr. Threshie also has options , as noted above, to purchase shares of the Company. Mr. Threshie is granted options to purchase 1,000,000 shares at each anniversary date of his Employment Agreement for the next three years, and, for each series of options, has a two-year period to exercise that option. The options are exercisable at the lesser of 50% of market and 20(cent) for the first series, 40(cent) for the second series and 50(cent) for the third series. We currently employ Mr. Muro on a month-to-month basis, based on an annual salary projection of $150,000. During fiscal 2000 Mr. Ash voluntarily abrogated his Executive Agreement with us and entered into a new agreement under which his compensation is in the form of shares. Under this new agreement, Mr. Ash continued to act as Secretary-Treasurer and Chief Financial Officer on a consulting basis. Under the terms of the original Executive Agreement, Mr. Ash's annual compensation was US$125,000. The consulting agreement extended to December 31, 2000 and was renewable by mutual consent of the Company and Mr. Ash. Mr. Ash's compensation for the sixteen-month period ended December 31, 2000 was 2,000,000 common shares, subject to prorated adjustment in the event of a stock split. At the beginning of Calendar 2001, Mr. Ash's consulting agreement was converted back to an Employment Agreement under which Mr. Ash earns an annual salary of $100,000 and has options, as noted above, to purchase company stock on terms identical to the options granted to Mr. Threshie. As of the date of this Report, Mr. Ash had exercised all of his options on a cashless basis, thus resulting in 1,500,000 shares being issuable to Mr. Ash. The Company currently has less than 5,000 shares available for issue. Thus, the shares issuable to Mr. Ash will remain as such until the Company does have adequate shares to satisfy this transaction. Any shares ultimately issuable to Mr. Ash will be automatically adjusted for stock splits and stock dividends, if any, occurring prior to the issuance of shares to Mr. Ash.

    All of the above agreements provide for the payment of bonuses at the sole discretion of the Board of Directors based upon an evaluation of the executive's performance, with payment of any such bonuses to be reviewed annually. The Executive Agreements also provide for the participation by each of the foregoing persons in any pension plan, profit-sharing plan, life insurance, hospitalization or surgical program, or insurance program hereafter adopted by us, reimbursement of business related expenses, the nondisclosure of information which we deem to be confidential to it, non-competition by the executive with us for the one-year period following termination of employment with us and for various other terms and conditions of employment.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information as of October 1, 2004, with respect to the persons known to the Company to be the beneficial owners of more than 5% of the common stock, $.001 par value of the Company and of more than 5% of the Class A Common Stock of the Company's subsidiary, Tirex R&D and of all Officers and Directors of the Company as that term is defined in Item 402(a)(2) of Regulation S-B. Neither the Company nor Tirex R&D have any shares of any other class issued or outstanding.

	Name and	Amount and
Title	Address of	Nature of
of	Beneficial	Percent	Percent
Class	Owner	Ownership	of Class (1)

Common	John L. Threshie, Jr.	2,000,000(2)	0.8%
The Tirex	4055 Ste-Catherine Street West
	Suite 151
Corporation	Westmount), Quebec
	Canada, H3Z 3J8

Class A
Common		34 (5)	34%
Tirex
R&D

Common	Louis V. Muro	5,978,957(2)(3)	2.39%
The Tirex	374 Oliver Avenue
Corporation	Westmount, Quebec
	Canada H3Z 3C9

Class A
Common		17(5)	17%
Tirex
R&D

Common	Louis V. Sanzaro	16,281,088(2)	6.52%
The Tirex	1497 Lakewood Road
Corporation	Toms River, NJ 08755

Common	Michael Ash	2,980,000 (4)	1.19%
The Tirex	310 Montée Sabourin
Corporation	St. Bruno, Quebec
	Canada, J3V 4P6

Common	All directors and	27,239,945	10.90%
The Tirex	officers as a group
Corporation	(4 persons)

Class A	All directors and	51	51.0%
Common	officers as a group

Tirex	(2 persons)
R&D

(1) The percentages listed in the table is calculated on the basis of 249,895,892 shares of the common stock, $.001 par value, of the Company outstanding as at October 1, 2004.

(2) Our executive officers, directors and principal shareholders have pledged an aggregate of 11,986,315 (approximately 6% of our then outstanding shares) of their personal shareholdings in the Company as a security interest for our recent issuance of $750,000 of 8% convertible notes, pursuant to a Subscription Agreement and Security Agreement dated February 26, 2001. Specifically, John L. Threshie, Jr. pledged 1,891,204 shares, Louis Muro pledged 1,723,514 shares and Louis Sanzaro pledged 8,371597 shares of our common stock. These shares are currently being held in escrow, pending satisfaction of the terms of the notes. We were served a notice of default by the investors of the notes in July 2001. A Settlement Agreement was reached in April of 2002. The Company has been unable to respect its financial obligations under the terms of the Settlement Agreement and negotiations with respect to a new settlement have not been completed. As of the date of this Report, 3,190,977 collateral shares remained in the hands of the Investors. This represents approximately 1.3% of our current outstanding stock. The Investors also possess 4,000,000 of non-collateral stock, representing an additional 1.6% of our stock outstanding. The Company will replace those Collateral Shares sold by the Investors to those who pledged the shares.

(3) Includes: (i) 5,244,957 shares held of record by Mr. Muro as of October 1, 2004; and (ii) 734,000 shares held of record by Mr. Muro's wife, Nina Aviles Muro.

(4) Includes: (i) 2,750,000 shares held of record by Mr. Ash as of September 30, 2004; and (ii) 230,000 shares held of record in the name of Loryta Investments Limited an entity beneficially owned by the family of Mr. Ash. Does not include the 1,500,000 shares issuable to Mr. Ash as a result of his having exercised stock options, and for which an inadequate number of issuable shares exist to satisfy this option.

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

    During the years ended June 30, 2003 and 2004, the Company's executive officers and certain consultants to the Company have waived substantial portions of their salaries, fees and/or unreimbursed expenses made by them on behalf of, and for the account of, the Company, and, in 2003, have accepted shares of the Company's common stock in partial payment in lieu thereof, with the remaining amounts payable still being listed as liabilities of the Company. No cash payments nor payments in common stock were made to such persons during Fiscal 2004. In connection therewith shares have been issued as follows:

    During Fiscal 2004, no shares were issued. During fiscal 2003 various officers and former officers received Common Stock in partial compensation with respect to salaries and expense reimbursements and purchased shares of Common Stock totaling 6,600,000 shares. The shares issued or sold to officers were valued at thirty-five per cent (35%) of the then current market price.

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

ITEM 13. EXHIBITS

FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

The financial statements filed as a part of this report are as follows:

Consolidated Balance Sheet - June 30, 2004

Consolidated Statements of Operations for the years ended June 30, 2003 and 2004, and cumulative for the period from inception (July 15, 1987) to June 30, 2004

Consolidated Statements of Owners' Equity (Deficit) as at July 15, 1987 and June 30, 2000 - 2004

Consolidated Statements of Cash Flows for the years ended June 30, 2003 and 2004 and cumulative for the period from inception (July 15,1987) to June 30, 2004

Financial Statement Schedules

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

Reports on 8-K

The Company has not filed any reports on Form 8-K during Fiscal 2004.

SIGNATURES

In accordance with Section 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TIREX CORPORATION

By /s/ JOHN L. THRESHIE, JR.

Date: October 14, 2003	John L. Threshie, Jr.
Chairman of the Board of Directors and
Chief Executive Officer

In accordance with Section 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

Principal Executive Officer:
/s/ JOHN L. THRESHIE, JR	Chairman of the Board	October 14, 2003
of Directors and Chief
John L. Threshie, Jr	Executive Officer

Principal Financial and Accounting Officer:

/s/ MICHAEL D.A. ASH	Secretary, Treasurer,	October 14, 2003
and Chief Financial and
Michael D.A. Ash	Accounting Officer

A Majority of the Board of Directors:
/s/ JOHN L. THRESHIE, JR.	Chairman of the Board	October 14, 2003
of Directors
John L. Threshie, Jr.

/s/ LOUIS SANZARO	Director	October 14, 2003

Louis Sanzaro

/s/ LOUIS V. MURO	Director	October 14, 2003

Louis V. Muro

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

No annual report or proxy materials have been sent to security-holders during the fiscal year ended June 30, 2004 or the subsequent interim period. As at the date hereof, the Company plans to furnish proxy materials relating to its annual meeting, which is presently intended to be held during the current fiscal year. All such materials will be furnished to the Commission at the same time as they are sent to securities holders.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED BALANCE SHEET
AS AT JUNE 30, 2004
June 30,
2004

ASSETS

Current Assets
Cash and cash equivalents	$-
Accounts receivable	-
Notes receivable	20,475
Inventory	73,322
Research and Experimental Development tax credits receivable	-
93,797

Property and equipment,
salvage value	50,000

Other assets
Investment, at cost	89,500
89,500

$233,297

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$2,089,040
Current portion of long-term debt	78,091
2,167,131

Other liabilities
Long-term deposits and notes	217,500
Government loans (net of current)	-
Capital lease obligations (net of current)	-
Convertible notes	586,356
Convertible note	185,556
Convertible loans	1,171,168
2,160,580

4,327,711
Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized
250,000,000 shares, issued and outstanding
249,895,892 shares (June 30, 2003 - 249,895,892 shares)	249,896
Additional paid-in capital	25,222,219
Deficit accumulated during the development stage	(29,165,398)
Unrealized gain (loss) on foreign exchange	(401,131)
(4,094,414)

$233,297

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Twelve months ended		Cumulative from
	June 30		March 26, 1993 to
	2004	2003	June 30, 2004

Revenues	$-	$-	$1,354,088

Cost of Sales	-	-	1,031,075

Gross profit	-	-	323,013

Operations
General and administrative	476,796	981,170	12,113,871
Depreciat	-	24,960	365,545
Research and development	-	450,000	15,396,966

Total Expense	476,796	1,456,130	27,876,382

Loss before other expenses (income)	(476,796)	(1,456,130)	(27,553,369)

Other expenses (income)
Interest expense	83,438	105,245	846,169
Interest income	-	-	(45,443)
Income from stock options	-	-	(10,855)
Loss on disposal of equipment	-	-	4,549

	83,438	105,245	794,420

Net loss	(560,234)	(1,561,375)	(28,347,789)

Other comprehensive loss
Loss (gain) on foreign exchange	-	-	106,137

Net loss and comprehensive loss	$(560,234)	$(1,561,375)	$(28,453,926)

Basic and Diluted net loss and comprehensive
loss per common share	$(0.01)	$(0.01)	$(0.40)

Weighted average shares of common
stock outstanding	249,895,892	237,326,726	70,432,613

THE TIREX CORPORATION AND SUBSIDIARIES

(A Developmental Stage Company)

Consolidated Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During	Unrealized
	Common Stock		Paid-in	Developmental	Foreign
	Shares	Amount	Capital	Stage	Exchange	Total

Balance at June 30, 1992	3,383,020	$ 3,383	$ 194,980	$ (1,057,356)	$ -	$ (858,993)

Stock issued for reorganization	18,650,000	18,650	76,155	-	-	94,805
Stock issued for services	100,000	100	(100)	-	-	-
Stock issued in exchange for
Warrants	363,656	364	(364)	-	-	-
Forgiveness of debt	-	-	728,023	-	-	728,023
Net loss and comprehensive loss
for the year	-	-	-	(165,296)	-	(165,296)

Balance at June 30, 1993	22,496,676	22,497	998,694	(1,222,652)	-	(201,461)

Stock issued	2,000	2	(2)	-	-	-
Exchange for debt	-	-	149,170	-	-	149,170
Payments received for stock
previously issued	-	-	237,430	-	-	237,430
Net loss and comprehensive loss
for the year	-	-	-	(179,296)	-	(179,296)

Balance at June 30, 1994	22,498,676	22,499	1,385,292	(1,401,948)	-	5,843

Revision of common stock	(11,900,000)	(11,900)	11,900	-	-	-
Stock issued for services	5,592,857	5,592	513,908	-	-	519,500
Shares issued in exchange
for debt	200,000	200	24,300	-	-	24,500
Issuance of common stock	402,857	401	21,915	-	-	22,316
Net loss and comprehensive loss
for the year	-	-	-	(575,771)	-	(575,771)

Balance at June 30, 1995	16,794,390	$16,792	$1,957,315	$ (1,977,719)	$ -	$ (3,612)

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION AND SUBSIDIARIES
(A Developmental Stage Company)

Consolidated Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During	Unrealized
	Common Stock		Paid-in	Developmental	Foreign
	Shares	Amount	Capital	Stage	Exchange	Total

Balance at June 30, 1995	16,794,390	$ 16,792	$ 1,957,315	$ (1,977,719)	$ -	$ (3,612)

Stock issued	3,975,662	5,090	846,612	-	-	851,702
Shares issued in exchange
for debt	391,857	392	29,008	-	-	29,400
Issuance of common stock	710,833	710	80,161	-	-	80,871
Net loss and comprehensive loss
for the year	-	-	-	(1,127,044)	-	(1,127,044)

Balance at June 30, 1996	21,872,742	22,984	2,913,096	(3,104,763)	-	(168,683)

Stock issued for options	-	-	912,838	-	-	912,838
Stock issued for services	5,067,912	3,955	690,234	-	-	694,189
Shares issued in exchange
for debt	251,382	252	43,965	-	-	44,217
Issuance of common stock	10,257,936	10,259	335,132	-	-	345,391
Grants issued	-	-	408,597	-	-	408,597
Net loss and comprehensive loss
for the year	-	-	-	(2,376,279)	-	(2,376,279)

Balance at June 30, 1997	37,449,972	37,450	5,303,862	(5,481,042)	-	(139,730)

Stock issued for services	4,396,466	4,396	922,180	-	-	926,576
Stock issued for options	-	-	948,500	-	-	948,500
Issuance of common stock	21,795,000	21,796	1,176,755	-	-	1,198,551
Unrealized foreign exchange	-	-	-	-	183,785	183,785
Stock options issued and
outstanding	-	-	1,236,913	-	-	1,236,913
Grants issued	-	-	669,906	-	-	669,906
Net loss and comprehensive loss
for the year	-	-	-	(4,570,441)	-	(4,570,441)

Balance at June 30, 1998	63,641,438	$ 63,642	$10,258,116	$(10,051,483)	$183,785	$454,060

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION AND SUBSIDIARIES
(A Developmental Stage Company)

Consolidated Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During	Unrealized
	Common Stock		Paid-in	Developmental	Foreign
	Shares	Amount	Capital	Stage	Exchange	Total

Balance at June 30, 1998	63,641,438	$ 63,642	$10,258,116	$(10,051,483)	$ 183,785	$ 454,060

Stock issued for services	24,200,439	24,200	2,735,544	-	-	2,759,744
Stock issued for options	2,234,567	2,235	38,765	-	-	41,000
Shares issued in exchange
for debt	3,787,947	3,788	340,164	-	-	343,952
Conversion of debentures	2,816,966	2,817	290,102	-	-	292,919
Issuance of common stock	677,966	678	49,322	-	-	50,000
Unrealized foreign exchange	-	-	-	-	(29,142)	(29,142)
Stock options issued and
outstanding	-	-	385,600	-	-	385,600
Grants issued	-	-	1,057,742	-	-	1,057,742
Net loss and comprehensive loss
for the year	-	-	-	(4,909,879)	-	(4,909,879)

Balance at June 30, 1999	97,359,353	97,360	15,155,355	(14,961,362)	154,643	445,996

Stock issued for services	28,873,210	28,873	2,217,758	-	-	2,246,631
Stock issued for options	5,327,486	5,327	381,600	-	-	386,927
Shares issued in exchange
for debt	7,342,055	7,342	382,556	-	-	389,898
Conversion of debentures	12,010,073	12,010	815,796	-	-	827,806
Issuance of common stock	221,000	221	16,039	-	-	16,260
Unrealized foreign exchange	-	-	-	-	5,789	5,789
Grants issued	-	-	395,683	-	-	395,683
Net loss and comprehensive loss
for the year	-	-	-	(5,548,829)	-	(5,548,829)

Balance at June 30, 2000	151,133,177	151,133	19,364,787	(20,510,191)	160,432	(833,839)

Stock issued for services	10,142,903	10,143	1,023,512	-	-	1,033,655
Stock issued for options	-	-	-	-	-	-
Shares issued in exchange
for debt	14,236,399	14,236	1,891,602	-	-	1,905,838
Conversion of debentures	121,000	121	24,079	-	-	24,200
Issuance of common stock	732,929	733	39,427	-	-	40,160
Unrealized foreign exchange	-	-	-	-	(340,661)	(340,661)
Grants issued	-	-	249,294	-	-	249,294
Net loss and comprehensive loss
for the year	-	-	-	(3,112,138)	-	(3,112,138)

Balance at June 30, 2001	176,366,408	$ 176,366	$22,592,701	$(23,622,329)	$ (180,229)	$(1,033,491)

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION AND SUBSIDIARIES
(A Developmental Stage Company)

Consolidated Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During	Unrealized
	Common Stock		Paid-in	Developmental	Foreign
	Shares	Amount	Capital	Stage	Exchange	Total

Balance at June 30, 2001	176,366,408	$ 176,366	$ 22,592,701	$(23,622,329)	$ (180,229)	$(1,033,491)

Stock issued for services	18,466,162	18,466	314,859	-	-	333,325
Stock issued for options	-	-	-	-	-	-
Shares issued in exchange
for debt	24,075,502	24,076	1,649,442	-	-	1,673,518
Conversion of debentures	-	-	-	-	-	-
Issuance of common stock	5,849,487	5,850	61,897	-	-	67,747
Unrealized foreign exchange	-	-	-	-	(19,940)	(19,940)
Grants issued	-	-	-	-	-	-
Net loss and comprehensive loss
for the year	-	-	-	(3,421,460)	-	(3,767,344)

Balance at June 30, 2002	224,757,559	$ 224,758	$24,618,899	$ (27,043,789)	$ (200,169)	$ (2,746,185)

Stock issued for services	5,455,000	5,455	130,920	-	-	136,375
Stock issued for options	-	-	-	-	-	-
Shares issued in exchange
for debt	15,400,000	15,400	441,183	-	-	456,583
Conversion of debentures	-	-	-	-	-	-
Issuance of common stock	4,283,333	4,283	31,217	-	-	35,500
Unrealized foreign exchange	-	-	-	-	(182,365)	(182,365)
Grants issued	-	-	-	-	-	-
Net loss and comprehensive loss
for the year	-	-	-	(1,561,375)	-	(1,561,375)

Balance at June 30, 2003	249,895,892	$ 249,896	$25,222,219	$ (28,605,164)	$ (382,534)	$ (3,515,583)

Stock issued for services	-	-	-	-	-	-
Stock issued for options	-	-	-	-	-	-
Shares issued in exchange
for debt	-	-	-	-	-	-
Conversion of debentures	-	-	-	-	-	-
Issuance of common stock	-	-	-	-	-	-
Unrealized foreign exchange	-	-	-	-	(18,597)	(18,597)
Grants issued	-	-	-	-	-	-
Net loss and comprehensive loss
for the year	-	-	-	(560,234)	-	(560,234)

Balance at June 30, 2004	249,895,892	$ 249,896	$25,222,219	$ (29,165,398)	$ (401,131)	$ (4,094,414)

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS
	Twelve months ended		Cumulative from
	June 30		March 26, 1993 to
	2004	2003	June 30, 2004

Cash flows from operating activities:

Net loss	$(560,234)	$(1,561,375)	$(28,453,926)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	24,960	364,304
(Gain) loss on disposal and abandonment of assets	-	530,651	2,005,498
Stock issued in exchange for interest	-	-	169,142
Stock issued in exchange for services and expenses	-	43,250	10,574,972
Stock options issued in exchange for services	-	-	3,083,390
Unrealized (loss) gain on foreign exchange	(18,597)	(182,365)	(401,151)
Other non-cash items	282,188	-	282,188

Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	-	33,213	-
Inventory	-	(8,158)	(73,323)
Sales tax receivable	-	22,053	(36)
Research and experimental development tax credits receivable	-	246,970	-
Other assets	-	242,956	(10,120)
(Decrease) increase in :
Accounts payables and accrued liabilities	121,643	273,586	2,017,744
Accrued salaries	175,000	33,080	498,152
Due to stockholders	-	-	5,000

Net cash used in operating activities	-	(301,179)	(9,938,166)

Cash flow from investing activities:
Increase in notes receivable	-	(2,415)	(259,358)
Reduction in notes receivable	-	-	237,652
Investment	-	-	(89,500)
Equipment	-	-	(321,567)
Equipment assembly costs	-	-	(1,999,801)
Organization cost	-	-	6,700
Reduction in security deposit	-	-	(1,542)

Net cash used in investing activities	-	(2,415)	(2,427,416)

Cash flow from financing activities:
Loans from related parties		133,600	4,354,835
Deferred financing costs	-	-	180,557
Proceeds from deposits	-	-	143,500
Payments on notes payable	-	-	(409,939)
Proceeds from convertible notes	-	-	754,999
Proceeds from notes payable	-	-	409,939
Payments on lease obligations	-	-	(86,380)
Proceeds from issuance of convertible subordinated debentures	-	-	1,035,000
Proceeds from loan payable	-	-	591,619
Payments on loan payable	-	(52,628)	(488,439)
Proceeds from issuance of stock options	-	-	20,000
Proceeds from grants	-	187,122	3,628,277
Proceeds from issuance of common stock	-	4,283	85,582
Proceeds from additional paid-in capital	-	31,217	2,145,775

Net cash provided by financing activities	-	303,594	12,365,325

Net (decrease) increase in cash and cash equivalents	-	-	(257)

Cash and cash equivalents - beginning of period	-	-	257

Cash and cash equivalents - end of period	$-	$-	$-

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS
	Twelve months ended		Cumulative from
	June 30		March 26, 1993 to
	2004	2003	June 30, 2004

Supplemental Disclosure of Non-Cash Activities:
During the year ended June 30, 2003, the Company recorded an increase in common stock and in additional paid-in capital of $456,583 which was in recognition of the payment of debt. During the year ended June 30, 2004, the Company did not issue common stock in recognition of the payment of debt.
During the year ended June 30, 2003, stock was issued in exchange for services performed and expenses in the amount of $136,375. During the year ended June 30, 2004, the Company did not issue common stock in exchange for services performed and expenses.

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$21,024	$232,748

Income taxes paid	$-	$-	$-

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

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

DEVELOPMENTAL STAGE

At June 30, 2004, the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

BASIS OF CONSOLIDATION

The consolidated financial statements include the consolidated accounts of The Tirex Corporation, Tirex Canada R&D Inc., The Tirex Corporation Canada Inc., Tirex Advanced Products Quebec Inc. and Tirex Acquisition Corp. Tirex Canada R&D Inc. is held 51% by certain shareholders of the Company. The shares owned by these shareholders are held in escrow by the Company's attorney and are restricted from transfer thereby allowing for a full consolidation of this Company. The Tirex Corporation Canada Inc., Tirex Advanced Products Quebec Inc. and Tirex Acquisition Corp. are 100% held by the Company. All subsidiary companies except Tirex Canada R&D Inc. are dormant. All inter-company transactions and accounts have been eliminated in consolidation.

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
JUNE 30, 2004

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
JUNE 30, 2004

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

The adoption of SFAS 128 had no effect on previously reported loss per share amounts for the year ended June 30, 1997. For the years ended June 30, 2004 and June 30, 2003, Primary Loss per Share was the same as Basic Loss per Share and Fully Diluted Loss per Share was the same as Diluted Loss per Share. A net loss was reported in 2004 and 2003, and accordingly, in those years, the denominator for the Basic EPS calculation was equal to the weighted average of outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company's common stock because to do so would have been anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company's financial instruments, which principally include cash, note receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

The fair values of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At June 30, 2004 and June 30, 2003, respectively, the carrying value of all financial instruments was not materially different from fair value.

INCOME TAXES

The Company has net operating loss carryovers of approximately $29.5 million as of June 30, 2004, expiring through 2024. However, based upon present Internal Revenue Service regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock and there has been a change in control as defined by the Internal Revenue Service regulations, a substantial portion of this loss carryover may not be available to the Company.

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

The Company does not currently have research and experimental development tax credits receivable from the Canadian Federal government and the Quebec Provincial government as at June 30, 2004.

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

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

are translated at average exchange rates during the year. Currency transaction gains or losses are recognized in current operations.

REVENUE RECOGNITION

Revenue from the sale of TCS Systems will be recognized when the installed product is accepted by the Customer. All other revenue from other products will be recognized when shipped to the customer.

Note 2 GOING CONCERN

As reported in the Company's financial statements for the years ended June 30, 2004 and June 30, 2003, the Company incurred a net loss of $560,234 and $1,561,375, respectively.

In March 1993, the Company had begun its developmental stage with a new business plan. As of March 2000, the Company had developed a production quality prototype of its patented system for the disintegration of scrap tires, but nonetheless continued its research and development efforts to improve the machine's performance and to permit greater flexibility in design for specific customer applications. Due to the Company's lack of working capital during the year ended June 30, 2002, all rubber crumb production was suspended and research and development efforts have been hampered. Pending receipt of funding from operations, government assistance, loans or equity financing, crumb rubber production and previous research and development efforts will not be resumed. While the Company has engaged the process of marketing the TCS System to numerous potential clients since the beginning of the fiscal year commencing July 1, 2000, as of June 30, 2004, the Company had not yet consummated an unconditional purchase order for a TCS System.

The Company is dependent on the success of its marketing of its TCS Systems, and/or raising funds through equity sales, bank or investor loans, governmental grants or a combination of these, to continue as a going concern. The Company's uncertainty as to its ability to generate revenue and its ability to raise sufficient capital, raise substantial doubt about the entity's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 PROPERTY AND EQUIPMENT

As at June 30, 2004, plant and equipment consisted of the following:

Furniture, fixtures and equipment	$149,516
Manufacturing equipment	62,400
Subtotal	211,916

Less: Accumulated depreciation and amortization	161,916

Total	$ 50,000

Depreciation and amortization expense charged to operations for the years ended June 30, 2004 and June 30, 2003 was zero and $24,960, respectively.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

Note 4 GOVERNMENT LOANS

Canada Economic Development

Loans payable under the Program for the Development of Quebec SMEs based on 50% of approved eligible costs for the preparation of market development studies in certain regions. Loans are unsecured and non-interest bearing. (If the Company defaults, the loans become interest bearing at the rate of 8%).

Loan repayable over five years commencing June 30, 2000 and ending
June 30, 2004	$ 34,300
Loan repayable over five years commencing June 30, 2001 and ending
June 30, 2005	43,791
78,091
Less: Current portion	78,091
Long-term portion	$ NIL

Principal repayments are as follows:
June 30	Amount

2005	$78,091

Note 5 CAPITAL LEASE OBLIGATIONS

The Company leases certain manufacturing equipment under agreements classified as capital leases. The cost and the accumulated amortization for such equipment as of June 30, 2004 and June 30, 2003 was $62,400 and $62,400, respectively. The equipment under capital leases has been included in property and equipment on the balance sheet. The Company is in arrears on payment of these leases but default has not been declared. The lease expired on June 30, 2004. The leased equipment is not part of the Company's TCS System prototype.

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

Note 7 CONVERTIBLE NOTES

The Convertible Notes appearing on the balance sheet consisted of an investment arrangement with a group of institutional investors involving a multi-stage financing under which the Company had access to, at its option, up to $5,000,000. A first tranche of $750,000 was completed but no further draw downs were made. The terms of the convertible note were:

Balance at June 30, 2004	$586,356

Interest rate	8%, payable quarterly, commencing June 30, 2001

Issue date	February 26, 2001

Maturity date	February 26, 2003

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

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
purchase Common stock warrants at the rate
of one Warrant for each $1.25 of purchase
price. The exercise price on the first tranche of
$ 750,000 is $ 077 per share.

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

Note 8 CONVERTIBLE NOTE

A convertible note, under a private arrangement, consists of the following:

Balance at June 30, 2004	$ 185,556

Interest rate	8%

Issue date	July 19th, 2000

Maturity date	January 19th, 2002

Redemption rights	If not converted, the holder may require the
Company to redeem at any time after maturity
for the principal amount plus interest.

Conversion ratio	Not convertible prior to July 19th, 2001, at 20%
discount to market between July 19th, 2001 and
January 19th, 2002 or at 25% to market if held
to maturity, to a maximum of not more than
2,500,000 shares.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

Note 9 RELATED PARTY TRANSACTIONS

Convertible loans include amounts primarily due to Directors, Officers and employees. Historically, such amounts due have been repaid through the issuance of stock. At June 30, 2004 and June 30, 2003, the balances owing to Directors and Officers was $1,297,462 and $919,462, respectively. These amounts are without interest or terms of repayment.

Long-term deposits and notes included an amount of $118,500 at June 30, 2004, which is payable to Ocean Tire Recycling & Processing Co., Inc., a company owned by a Director of the Company.

Note 10 COMMON STOCK

During the year ended June 30, 2003, the Company issued common stock in exchange for services performed totaling $136,375. The amount for the year ended June 30, 2003 did not include any payments to Officers of the Company in exchange for salary and expenses. During the year ended June 30, 2004, the Company did not issue any common stock in exchange for services performed. The dollar amounts assigned to such transactions have been recorded at the fair value of the services received.

During the year ended June 30, 2004, an Officer of the Company exercised stock options pursuant to a services agreement. The exercise of these stock options entitled the Officer to 1,500,000 common shares of the Company on a cash-less basis. The Company does not have sufficient authorized and unissued shares available at June 30, 2004 for issuance of this stock and as such, the amount attributable to these shares has been recorded as part of the balances owing to Directors and Officers included in Convertible loans.

On January 31, 2001, the Company's stockholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock, par value $0.001, from 165,000,000 shares to 250,000,000 shares.

As at June 30, 2004, the Company had 249,895,892 Common shares issued and outstanding, versus its authorization of 250,000,000 shares.

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

Note 12 GOVERNMENT ASSISTANCE

The Company is eligible for and has made claims for tax credits related to scientific research and experimental development expenditures made in Canada. These amounts, under Canadian Federal and Provincial tax law in conjunction with its annual tax return filings, need not be offset against taxes otherwise payable to become refundable to the Company at the end of its fiscal year. As such, during the year ended June 30, 2003, the Company received approximately $246,970, which was recorded as an increase in stockholders' equity paid-in capital. During the year ended June 30, 2004, the Company did not make any additional claims for tax credits as it was not eligible to do so and, as such, the Company did not record any additional tax credits receivable. The previous receivable balance in respect of tax credits from these governments went from $246,970 as of June 30, 2002 to zero as of June 30, 2003 and remained as such as of June 30, 2004.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

Note 13 COMMITMENTS

Rental expense for the years ended June 30, 2004 and June 30, 2003 amounted to zero and $124,442, respectively.

At June 30, 2004, the Company was in arrears of rent, including interest and related charges, in the approximate amount of $560,000. A settlement agreement with the former landlord is in place under the terms of which the Company would pay to the former landlord the sum of $140,000 from the proceeds to the Company of revenues from each of the first four sales of TCS Systems.

Note 14 LITIGATION

An action was instituted by Plaintiffs, an individual and a corporation, in a Canadian court alleging a breach of contract and claims damages of approximately $508,600 representing expenses and an additional approximate amount of $1,874,000 in loss of profits. The current action follows two similar actions taken in United States courts, the first of which was withdrawn and the second of which was dismissed based on forum non convenience and other considerations. A detailed answer has been filed by the Company denying all liability, stating further that Plaintiffs failed to comply with their obligations. Counsel for the Company believes that the Company has meritorious defenses to all of the Plaintiff's claims. The action is still pending.

A Plaintiff instituted an action, a corporation, in August 2001 in a Canadian court claiming approximately $63,000 is due and owing for the manufacture and delivery of tire disintegrators. The Company has prepared its defense and a cross claim against the Plaintiff as the product delivered was defective and the Company believes it is entitled to a reimbursement of sums paid. The action is still pending.

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