Form 10QSB
period 2004-12-31
Tirex CORP
filed 2005-02-18
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2004

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
Yes   X     No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding for each of the issuer's classes of common equity, as of February 1, 2005 :  249,895,892 shares

Transitional Small Business Disclosure Format (check one):
Yes ___   No   X

The Tirex Corporation
(A Development Stage Company)

The financial statements are unaudited. However, Management of registrant believes that all necessary adjustments, including normal recurring adjustments, have been reflected to present fairly the financial position of registrant at December 31, 2004 and the results of its operations and changes in its cash position for the three and six month periods ended December 31, 2004 and 2003 and for the period from inception (July 15, 1987).

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED BALANCE SHEET
AS AT DECEMBER 31, 2004
_______________________________________________________

December 31,
2004

ASSETS

Current Assets
Cash and cash equivalents	$-
Accounts receivable	-
Notes receivable	20,475
Inventory	73,322
Research and Experimental Development tax credits receivable	-
93,797

Property and equipment,
salvage value	50,000

Other assets
Investment, at cost	89,500
89,500

$233,297

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT

Current Liabilities
Accounts payable and accrued liabilties	$2,305,370
Current portion of long-term debt	78,091
2,383,461

Other liabilities
Long-term deposits and notes	217,500
Government loans (net of current)	-
Capital lease obligations (net of current)	-
Convertible notes	586,356
Convertible note	185,556
Convertible loans	1,403,668
2,393,080

4,776,542
Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized
250,000,000 shares, issued and outstanding
249,895,892 shares (June 30, 2003 - 249,895,892 shares)	249,896
Additional paid-in capital	25,222,219
Deficit accumulated during the development stage	(29,453,710)
Unrealized gain (loss) on foreign exchange	(561,649)
(4,543,244)

$233,297

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
_______________________________________________________

	Three months ended		Six months ended		Cumulative from
	December 31		December 31		March 26, 1993 to
	2004	2003	2004	2003	December 31, 2004

Revenues	$-	$-	$-	$-	$1,354,088

Cost of Sales	-	-	-	-	1,031,075

Gross profit	-	-	-	-	323,013

Operations
General and administrative	150,485	123,574	270,890	269,646	12,384,761
Depreciat	-	-	-	-	365,545
Research and development	-	-	-	-	15,396,966

Total Expense	150,485	123,574	270,890	269,646	28,147,272

Loss before other expenses (income)	(150,485)	(123,574)	(270,890)	(269,646)	(27,824,259)

Other expenses (income)
Interest expense	8,711	14,942	17,422	37,623	863,591
Interest income	-	-	-	-	(45,443)
Income from stock options	-	-	-	-	(10,855)
Loss on disposal of equipment	-	-	-	-	4,549

	8,711	14,942	17,422	37,623	811,842

Net loss	(159,196)	(138,516)	(288,312)	(307,269)	(28,636,101)

Other comprehensive loss
Loss (gain) on foreign exchange	-	-	-	-	106,137

Net loss and comprehensive loss	$(159,196)	$(138,516)	$(288,312)	$(307,269)	$(28,742,238)

Basic and Diluted net loss and comprehensive
loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.38)

Weighted average shares of common
stock outstanding	249,895,892	249,895,892	249,895,892	249,895,892	75,531,631

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS
_______________________________________________________

	Three months ended		Six months ended		Cumulative from
	December 31		December 31		March 26, 1993 to
	2004	2003	2004	2003	December 31, 2004

Cash flows from operating activities:

Net loss	$(159,196)	$(138,516)	$(288,312)	$(307,269)	$(28,742,238)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	-	-	-	364,304
(Gain) loss on disposal and abandonment of assets	-	-	-	-	2,005,498
Stock issued in exchange for interest	-	-	-	-	169,142
Stock issued in exchange for services and expenses	-	-	-	-	10,574,972
Stock options issued in exchange for services	-	-	-	-	3,083,390
Unrealized (loss) gain on foreign exchange	(76,984)	(54,691)	(160,518)	(53,321)	(561,669)
Other non-cash items	138,750		232,500		514,688

Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	-	-	-	-	-
Inventory	-	-	-	-	(73,323)
Sales tax receivable	-	-	-	-	(36)
Research and experimental development tax credits receivable	-	-	-	-	-
Other assets	-	-	-	-	(10,120)
(Decrease) increase in :
Accounts payables and accrued liabilities	28,680	59,355	103,830	92,790	2,121,574
Accrued salaries	68,750	43,750	112,500	87,500	610,652
Due to stockholders	-	-	-	-	5,000

Net cash used in operating activities	-	(90,102)	-	(180,300)	(9,938,166)

Cash flow from investing activities:
Increase in notes receivable	-	-	-	-	(259,358)
Reduction in notes receivable	-	-	-	-	237,652
Investment	-	-	-	-	(89,500)
Equipment	-	-	-	-	(321,567)
Equipment assembly costs	-	-	-	-	(1,999,801)
Organization cost	-	-	-	-	6,700
Reduction in security deposit	-	-	-	-	(1,542)

Net cash used in investing activities	-	-	-	-	(2,427,416)

Cash flow from financing activities:
Loans from related parties		90,102		180,300	4,354,835
Deferred financing costs	-	-	-	-	180,557
Proceeds from deposits	-	-	-	-	143,500
Payments on notes payable	-	-	-	-	(409,939)
Proceeds from convertible notes	-	-	-	-	754,999
Proceeds from notes payable	-	-	-	-	409,939
Payments on lease obligations	-	-	-	-	(86,380)
Proceeds from issuance of convertible subordinated debentures	-	-	-	-	1,035,000
Proceeds from loan payable	-	-	-	-	591,619
Payments on loan payable	-	-	-	-	(488,439)
Proceeds from issuance of stock options	-	-	-	-	20,000
Proceeds from grants	-	-	-	-	3,628,277
Proceeds from issuance of common stock	-	-	-	-	85,582
Proceeds from additional paid-in capital	-	-	-	-	2,145,775

Net cash provided by financing activities	-	90,102	-	180,300	12,365,325

Net (decrease) increase in cash and cash equivalents	-	-	-	-	(257)

Cash and cash equivalents - beginning of period	-	-	-	-	257

Cash and cash equivalents - end of period	$-	$-	$-	$-	$-

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS
_______________________________________________________

	Three months ended		Six months ended		Cumulative from
	December 31		December 31		March 26, 1993 to
	2004	2003	2004	2003	December 31, 2004

Supplemental Disclosure of Non-Cash Activities:
During the year ended June 30, 2004, the Company did not issue common stock in recognotion of the payment of debt. During the six month periods ended December 31, 2004 and December 31, 2003, the
Company did not issue common stock in recognition of the payment of debt.
During the year ended June 30, 2004, the Company did not issue common stock in exchange for services performed and expenses. During the six month periods ended December 31, 2004 and
December 31, 2003, the Company did not issue common stock in exchange for services performed and expenses.

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-	$-	$-	$232,748

Income taxes paid	$-	$-	$-	$-	$-

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

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

DEVELOPMENTAL STAGE

At December 31, 2004, the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

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
DECEMBER 31, 2004

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
DECEMBER 31, 2004

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

The fair values of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At December 31, 2004 and June 30, 2004, respectively, the carrying value of all financial instruments was not materially different from fair value.

INCOME TAXES

The Company has net operating loss carryovers of approximately $29.8 million as of December 31, 2004, expiring through 2025. However, based upon present Internal Revenue Service regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock and there has been a change in control as defined by the Internal Revenue Service regulations, a substantial portion of this loss carryover may not be available to the Company.

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
DECEMBER 31, 2004

are translated at average exchange rates during the year. Currency transaction gains or losses are recognized in current operations.

REVENUE RECOGNITION

Revenue from the sale of TCS Systems will be recognized when the installed product is accepted by the Customer. All other revenue from other products will be recognized when shipped to the customer.

Note 2 GOING CONCERN

As reported in the accompanying financial statements, the Company incurred a net loss of $560,234 for the year ended June 30, 2004 and an additional net loss for the six month period ended December 31, 2004 in the amount of $288,312.

In March 1993, the Company had begun its developmental stage with a new business plan. As of March 2000, the Company had developed a production quality prototype of its patented system for the disintegration of scrap tires, but nonetheless continued its research and development efforts to improve the machine's performance and to permit greater flexibility in design for specific customer applications. Due to the Company's lack of working capital during the year ended June 30, 2002, all rubber crumb production was suspended and research and development efforts have been hampered. Pending receipt of funding from operations, government assistance, loans or equity financing, crumb rubber production and previous research and development efforts will not be resumed. While the Company has engaged the process of marketing the TCS System to numerous potential clients since the beginning of the fiscal year commencing July 1, 2000, as of December 31, 2004, the Company had not yet consummated an unconditional purchase order for a TCS System.

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

As at December 31, 2004, plant and equipment consisted of the following:

Furniture, fixtures and equipment	$149,516
Manufacturing equipment	62,400
Subtotal	211,916

Less: Accumulated depreciation and amortization	161,916

Total	$ 50,000

Depreciation and amortization expense charged to operations for the year ended June 30, 2004 was zero. Depreciation and amortization expense charged to operations for the six month period ended December 31, 2004 was zero.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

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

Note 5 CAPITAL LEASE OBLIGATIONS

The Company leases certain manufacturing equipment under agreements classified as capital leases. The cost and the accumulated amortization for such equipment as of December 31, 2004 and June 30, 2004 was $62,400 and $62,400, respectively. The equipment under capital leases has been included in property and equipment on the balance sheet. The Company is in arrears on payment of these leases but default has not been declared. The lease expired on June 30, 2004. The leased equipment is not part of the Company's TCS System prototype.

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

Note 7 CONVERTIBLE NOTES

The Convertible Notes appearing on the balance sheet consisted of an investment arrangement with a group of institutional investors involving a multi-stage financing under which the Company had access to, at its option, up to $5,000,000. A first tranche of $750,000 was completed but no further draw downs were made. The terms of the convertible note were:

Balance at December 31, 2004	$586,356

Interest rate	8%, payable quarterly, commencing
June 30, 2001

Issue date	February 26, 2001

Maturity date	February 26, 2003

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

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

Note 8 CONVERTIBLE NOTE

A convertible note, under a private arrangement, consists of the following:

Balance at December 31, 2004	$ 185,556

Interest rate	8%

Issue date	July 19th, 2000

Maturity date	January 19th, 2002

Redemption rights	If not converted, the holder may require the
Company to redeem at any time after maturity
for the principal amount plus interest.

Conversion ratio	Not convertible prior to July 19th, 2001, at 20%
discount to market between July 19th, 2001 and
January 19th, 2002 or at 25% to market if held
to maturity, to a maximum of not more than
2,500,000 shares.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

Note 9 RELATED PARTY TRANSACTIONS

Convertible loans include amounts primarily due to Directors, Officers and employees. Historically, such amounts due have been repaid through the issuance of stock. At December 31, 2004 and June 30, 2004, the balances owing to Directors and Officers was $1,529,962 and $1,297,462, respectively. These amounts are without interest or terms of repayment.

Long-term deposits and notes included an amount of $118,500 at December 31, 2004, which is payable to Ocean Tire Recycling & Processing Co., Inc., a company owned by a Director of the Company.

Note 10 COMMON STOCK

During the year ended June 30, 2004 and the six month period ended December 31, 2004, the Company did not issue any common stock in exchange for services performed. The dollar amounts assigned to such transactions have been recorded at the fair value of the services received.

During the year ended June 30, 2004, an Officer of the Company exercised stock options pursuant to a services agreement. The exercise of these stock options entitled the Officer to 1,500,000 common shares of the Company on a cash-less basis. The Company does not have sufficient authorized and unissued shares available at December 31, 2004 for issuance of this stock and as such, the amount attributable to these shares has been recorded as part of the balances owing to Directors and Officers included in Convertible loans.

On January 31, 2001, the Company's stockholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock, par value $0.001, from 165,000,000 shares to 250,000,000 shares.

As at December 31, 2004, the Company had 249,895,892 Common shares issued and outstanding, versus its authorization of 250,000,000 shares.

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

Note 12 GOVERNMENT ASSISTANCE

The Company is eligible for and has made claims for tax credits related to scientific research and experimental development expenditures made in Canada. These amounts, under Canadian Federal and Provincial tax law in conjunction with its annual tax return filings, need not be offset against taxes otherwise payable to become refundable to the Company at the end of its fiscal year. As such, during the year ended June 30, 2003, the Company received approximately $246,970, which was recorded as an increase in stockholders' equity paid-in capital. During the year ended June 30, 2004 and the six month period ended December 31, 2004, the Company did not make any additional claims for tax credits as it was not eligible to do so and, as such, the Company did not record any additional tax credits receivable. The previous receivable balance in respect of tax credits from these governments went from $246,970 as of June 30, 2002 to zero as of June 30, 2003 and remained as such as of June 30, 2004 and December 31, 2004.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

Note 13 COMMITMENTS

Rental expense for the year ended June 30, 2004 amounted to zero. Rental expense for the six month period ended December 31, 2004 amounted to zero.

At December 31, 2004, the Company was in arrears of rent, including interest and related charges, in the approximate amount of $560,000. A settlement agreement with the former landlord is in place under the terms of which the Company would pay to the former landlord the sum of $140,000 from the proceeds to the Company of revenues from each of the first four sales of TCS Systems.

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

In March 2000, we announced that our tire recycling technology was ready for replication and commercialization. Since Fiscal 2001, we have demonstrated our technology to numerous groups from Asia, Europe, North and South and America and the Caribbean, as well as to some shareholders and potential strategic alliance partners. While numerous Letters of Intent were signed during the early marketing stage, none materialized into firm purchase contracts. Management attributed these failures to proceed to firm contracts to the lack of a track record for the TCS technology, or alternatively, to the Company's inability to provide performance guarantees. The Company signed its License Agreement with Simpro S.p.A. of Italy in January of 2003, and thus created the potential that performance guarantees could be offered. However, as of December 31, 2004, no purchase/sale contracts had been written.

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

The lack of a significant track record relative to the operation and output of the TCS System has proven to be difficult hurdle to overcome in making TCS System sales. The installed cost of a TCS-1 System to an entrepreneur, depending on the system configuration, the condition of the feedstock and the output requirements and excluding building and infrastructure costs, is in the vicinity of Euros 4,300,000 (approximately US$5.62 million at prevailing exchange rates). For a TCS-2, the comparable cost to the entrepreneur is in the vicinity of Euros 5,500,000 (approximately US$7.189 million at prevailing exchange rates). This represents a substantial investment for an entrepreneur and, without performance guarantees to substitute for the lack of a significant operating history, entrepreneurs or their financial backers have heretofore been unwilling to accept the risk of purchasing a new technology. Simpro has been able to obtain insurance backing to support their offer of limited performance guarantees, and such potential is expected to assist the marketing effort. Simpro is now offering limited Performance Guarantees. Management is of the opinion that, insofar as the systems are normally priced in Euros, the continuing appreciation of the Euro against the US dollar is having a negative on the sales efforts.

During Fiscal 2004 and in the first half of Fiscal 2005, the Company and Simpro have responded to numerous requests for information. Out of these requests, several opportunities have presented themselves which merited the expenditure of considerable effort to close a Purchase and Sales Agreement. In addition to the Puerto Rican project, for which recent correspondence indicates that the Puerto Rican project continues to develop, Tirex and Simpro are actively pursuing opportunities in

Mexico, Europe, Australia, Brazil, Malaysia, the Middle East and Botswana. All of these opportunities are well advanced. Simpro is also pursuing interesting opportunities in the UK, France and Italy,. However, regardless of Management's optimism as the various opportunities enunciated above, there can be no assurance that these opportunities will actually result in unconditional sales contracts.

Subsequent to the second quarter of fiscal 2005, the Company completed its restructuring of its web site, designed to provide information to investors and customers alike. This site is now available for viewing at tirex-tcs.com.

The finalizing of the License Agreement with Simpro means that the gross revenues from these sales will be recorded on Simpro's books, not in the books of Tirex. The amount remitted back to Tirex will take the form of a royalty and will be accounted for as such. Even if these sales would have been set up in such a way as to be recordable on the books of Tirex, generally accepted accounting principles in effect in the USA would have prevented the Company from recognizing the revenue as such until the systems would have been accepted by the customers. Given the time line required to manufacture, install and have accepted these systems, it is quite impossible that these revenues would become recognizable during our fiscal year which will end June 30, 2005. By extension, the same principles would apply to the royalty to be received by Tirex. While the Company will benefit from the periodic cash inflows resulting from progress payments during the next approximately ten months, the royalty will, in fact, not have been earned until the systems are accepted by the customers.

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

While we have initiated marketing of TCS Systems and have in place a License Agreement, as of December 31, 2004, no unconditional sales orders for TCS Systems had been received and manufacturing of TCS Systems has not been initiated. We do anticipate that we will begin selling or licensing out the sale of TCS Systems and thus initiating the manufacturing of these systems on a commercial basis in the near future. Unless and until we successfully develop and commence TCS System manufacturing and sales operations on a full-scale commercial level, we will not generate significant revenues from operations. Accordingly, we would be obligated to attempt to seek noncommercial sources of revenues to support operations until TCS Systems sales and manufacturing operations would become a reality. In the event of such a circumstance, there can further be no assurance that such non-commercial revenue funding would be available at all or on terms acceptable to management. Except for activities related to the recycled crumb rubber industry, as noted above and in previous filings, we have never engaged in any other significant business activities.

Liquidity and Capital Resources

As of December 31, 2004, the Company had total assets of $233,297 as compared to $233,333 at December 31, 2003 reflecting a decrease of $36, and no change versus total assets as of the last fiscal year end, June 30, 2004. There were no significant changes in individual asset balances between the balances at December 31, 2004 and the balances at December 31, 2003 and between the balances at December 31, 2004 and the balances at June 30, 2004.

As of December 31, 2004, the Company had total liabilities of $4,776,542 as compared to $4,109,505 at December 31, 2003, reflecting an increase of $667,037, and reflecting an increase of $448,831 versus total liabilities as of the last fiscal year end, June 30, 2004, which total amounted to $4,327,711. The increase in total liabilities from December 31, 2003 to December 31, 2004 is primarily attributable to an increase of $332,648 in Accounts Payable and Accrued Liabilities, by a decrease of $87,080 in Government Loans, by an increase of $421,245 in Convertible Loans and by a increase of $222 in the Current Portion of Long-Term Debt. The increase in total liabilities from June 30, 2004 to December 31, 2004 is primarily attributable to an increase of $216,330 in Accounts Payable and Accrued Liabilities and to an increase of $232,500 in Convertible Loans.

Reflecting the foregoing, the financial statements indicate that as at December 31, 2004, the Company had a working capital deficit (current assets minus current liabilities) of $2,289,664 compared to a working capital deficit of $1,956,758 as at December 31, 2003, reflecting an increase of $332,906. The working capital deficit of $2,289,664 as at December 31, 2004 compares to a working capital deficit of $2,073,334 as at June 30, 2004, reflecting an increase of $216,330.

The financial statements which are included in this report reflect total operations and other expenses of $288,312 for the six month period ended December 31, 2004 versus $307,269 for the comparative six month period ended December 31, 2003, reflecting a decrease of $18,957. The Company has ceased Research and Development activities thereby resulting in a significant decrease in personnel expenses and other Research and Development expenses compared with prior periods.

The success of the tire recycling manufacturing business and the ability to continue as a going concern will be dependent upon the ability of the Company to obtain adequate financing to commence profitable, commercial manufacturing and sales activities and the TCS Systems' ability to meet anticipated performance specifications on a continuous, long term commercial basis.

Item 3 - Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer, who is the Company's principal executive officer, and its Chief Financial Officer, who is the Company's principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to The Tirex Corporation, including its consolidated subsidiaries, required to be included in this report and the other reports that the Company files or submits under the Securities Exchange Act of 1934. During the second fiscal quarter of 2004, there have been no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:

Item 1 - Legal Proceedings

We are presently a party in the following legal proceedings, the status of which has not changed since the Company filed its Quarterly Report on Form 10-QSB for the first quarter of Fiscal 2005.

IM(2) Merchandising and Manufacturing, Inc and David B. Sinclair v. The Tirex Corporation, Tirex Corporation Canada, Inc., et al.

Lefebvre Freres Limited v. The Tirex Corporation

Tri-Steel Industries Inc. v. The Tirex Corporation

No director, officer, or affiliate of the Company, or any associate of any of them, is a party to or has a material interest in any proceeding adverse to us.

Item 2: - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

Other than defaults previously reported on in prior periods, there were no other defaults upon senior securities.

Item 4 - Submission of Matters to a Vote of Security Holders

During the three-month period ended December 31, 2004, there were no submissions of matters to a vote of Security Holders.

Item 5 - Other Information

There have been no material changes in the way in which shareholders may nominate directors.

Item 6 - Exhibits and Reports on Form 8-K

Exhibits
Exhibit 31.1 Certification of Form 10-Q filing by the Chief Executive Officer
Exhibit 31.2 Certification of Form 10-Q filing by the Chief Financial Officer
Exhibit 32.1 Certification Pursuant to the Sarbanes-Oxley Act by the Chief Executive Officer
Exhibit 32.2 Certification Pursuant to the Sarbanes-Oxley Act by the Chief Financial Officer

No Reports on Form 8-K were filed during the period covered by this report

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TIREX CORPORATION

Date: February 15, 2005	By /s/ John L. Threshie,jr.
John L. Threshie, Jr. President

Date: February 15, 2005	By /s/ Michael Ash
Michael Ash, Treasurer and
Chief Accounting and Financial Officer