Form 10KSB
period 2005-06-30
Tirex CORP
filed 2005-10-13
CIK 823072

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 2005
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

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
-------
(Issuer's revenues for its most recent fiscal year)

$zero (as of June 30, 2005)
-----------------------------------
(Aggregate market value of the voting stock held by non-affiliates of the Issuer)

249,895,892 (as of September 30, 2005)
--------------------------------------------------
(Number of shares outstanding of each of the Issuer's classes of common stock)

        Transitional Small Business Disclosure Format (check one) Yes [ ]         No [X]

DOCUMENTS INCORPORATED BY REFERENCE
into Part I

Annual Report of the Company on Form 10-KSB for the year ended June 30, 2005

Quarterly Reports of the Company on Form 10-QSB for the quarters ended September 30, 2004, December 31, 2004, and March 31, 2005

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

The TCS-System

        Our TCS-System comprises a complete, turn-key, environmentally safe, semi-cryogenic tire recycling system designed to: (i) disintegrate scrap tires, using less energy than is required by existing ambient methods (which shred and/or chop tires at "ambient" or normal room temperatures) or other currently available cryogenic methods (which reduce the temperature of the materials through the use of liquid nitrogen), and (ii) produce commercially exploitable, high quality, clean rubber crumb and unshredded steel and fiber. Disregarding configuration variations related to tire feedstock preparation and possible auxiliary grinding after processing through the System to obtain higher proportions of fine mesh rubber, these variations not forming part of our technology in any event, the TCS System is offered in two basic versions, these being the TCS-1 and the TCS-2. These two versions have an annual throughput capacity of approximately one million tires and two million tires respectively, these numbers based on average automobile tires having a scrap weight of approximately nineteen pounds.

        The freezing chamber of the TCS-1 Production Model previously located in Montreal was a large tank through which the tire parts were circulated having temperatures of approximately 170 degrees below zero, Fahrenheit. The second version of the TCS has been designed to run approximately 20 degrees colder to ensure that no pieces of rubber can warm up to the "glass point" before being entirely processed by our patented fracturing mill. Frozen tire parts are passed through another chamber that separates the component parts of all tires, including rubber, wire and twine. This chamber contains crushing mechanisms and other proprietary parts and processes that transform the rubber into very small particles (mesh). The mesh is then physically separated from the metal and twine and is finally subjected to other steps to achieve the desired mesh size.

        The functions and mechanisms of the TCS-System have been designed for the exclusive purpose of disintegrating automobile tires, although relatively minor modifications could be introduced to accept other kinds of tires as well. The components of a typical tire, which the TCS System is designed to cleanly separate, basically consist of the following elements:

1.  Two types of rubber. The sidewalls of automobile tires are constructed of material containing a higher percentage of natural, as opposed to synthetic, rubber which is used in the treads. One of the several possible configurations of the front-end tire preparation section of the TCS-System has been designed to allow the entrepreneur to take advantage of these differences to produce separate rubber powders from sidewalls and treads, should the market for his output show such separation to be advantageous;

2. Steel beads, which consist of steel wires tightly wound together to a diameter of approximately 3/8 of an inch. These beads are imbedded around the edges of the tire which contact the wheel rims; Steel belting, which incorporates a thin layer of steel wires laid out in a "herring bone" pattern and which underlies the surface of the tread area; and

3.  Fiber threads which are incorporated into the rubber used throughout the tire.

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

Research and Development Activities

        The Company's technical expertise and that of its consultants have been an important factor in the development of the TCS technology, and thus the market potential and positioning of the Company. Since its inception, the Company has devoted substantial resources to the design and development of the TCS technology as well as to raising the financing necessary for such activities. The unavailability of financial resources forced the Company to suspend significant research and development activities prior to the beginning of the 2004 fiscal year. This suspension of activities continued throughout Fiscal 2005. During Fiscal 2003 , the Company expended approximately $450,000 on research and development activities applied to the design and development of the TCS-2 model, the successor to the original TCS-1 First Production Model, as well as to product development involving rubber crumb. In collaboration with our Licensee, Simpro S.p.A. of Turin, Italy, we continue to refine and enhance our tire disintegration technology to comply with emerging regulatory or industry standards or the requirements of any potential customer.

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

Subsidiaries

        In May of 1995, in order to take advantage of financial incentives in connection with the research and development work on the first production model of the TCS-1 Plant, we formed a Canadian corporation, 3143619 Canada Inc. On June 3, 1998, this entity's name was changed to Tirex Canada R&D Inc. (hereinafter referred to as "Tirex R&D"). To qualify for Canadian Government grants and tax benefits, the record owners of 51% of the issued and outstanding capital stock of Tirex R&D were John L. Threshie, Jr. our President and Chairman of our Board of Directors and Louis V. Muro, our Vice President of Engineering and a member of our Board of Directors, both of whom are Canadian residents. John L. Threshie, Jr. also served as the Chairman of the Board of Directors and the Chief Executive Officer of Tirex R&D while Louis V. Muro also served as a vice president and a director of Tirex R&D. Tirex was the record holder of the balance of 49% of the issued and outstanding capital stock of Tirex R&D. Messrs. Threshie and Muro held their Tirex R&D shares under the terms of a shareholders agreement, which we can require them to transfer all such shares to us for no compensation. The Government of Canada dissolved this corporation on April 15, 2005 because annual filings were not maintained. Our Canadian legal counsel has advised us to reactivate this company. Failure to do so would expose our shareholders to the devolved liabilities of Tirex Canada R&D Inc. We intend to reactivate this company as soon as possible.

        On April 22, 1998, we formed a second Canadian corporation, 3477584 Canada Inc., the name of which was changed to Tirex Advanced Products Quebec Inc. on June 3, 1998 (hereinafter referred to as "TAP"). The Government of Canada dissolved this corporation on June 10, 2004 because annual filings were not maintained. There were no activities or liabilities related to this company. We have no intention of reviving this company.

        On June 1, 1998, we formed a third Canadian corporation, The Tirex Corporation Canada Inc., referred to herein as "TCCI". TCCI was also a wholly owned subsidiary of ours. TCCI had been established to operate as our manufacturing arm, but is presently dormant. We do not have any current plans to reactivate TCCI. The Government of Canada dissolved this corporation on April 15, 2005 because annual filings were not maintained. As of June 30, 2005, this company had accrued liabilities of CA$3,581. We are currently evaluating the costs versus the benefits of reactivating this company.

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

The Tirex R&D License

        Tirex R&D holds an exclusive, ten year license from the Company, which expired on July 2, 2005. This license, which was modified in June of 2002, permitted Tirex R&D to design, develop, and manufacture the TCS-Systems on a worldwide basis (the "Primary License"). To the extent necessary to ensure that Tirex R&D's operations were focused on pure research and development activities, Tirex R&D was able sublicense the Primary License to TCCI or such other corporate entity as would be deemed appropriate and beneficial. With the expiry of the license and the dissolution of Tirex Canada R&D Inc., the unrestricted ownership of the intellectual property related to the TCS Technology has reverted to The Tirex Corporation.

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

Tax Incentives

        Canadian and Quebec tax incentives take the form of deductions and tax credits with respect to eligible research and development expenditures previously incurred by Tirex R&D. Certain tax credits are called "refundable" because, to the extent that the amount of the tax credit exceeds the taxes otherwise payable, they are paid over or "refunded" to the taxpayer. Thus, these credits function effectively as monetary grants. To qualify for such tax credits, research and development activities must comprise investigation or systematic technological or scientific research conducted through pure or applied research, undertaken to advance science and develop new processes, materials, products or devices or to enhance existing processes, materials, products, or devices. As previously reported, we have benefited substantially for such research and development tax credits but the Company has not produced any tax credit claims following its Fiscal 2002 year. In the event that the Company would envision restarting its R&D efforts, it would either re-activate Tirex Canada R&D Inc. or create a new Canadian subsidiary eligible for such tax credits.

Canadian Government, and Government Sponsored Loans and Grants

        We have in the past also received financial assistance by way of loans and grants from Canadian and Quebec governmental agencies for the design and development of the TCS-1 Plant and for export market development. All of the activities for which these loans were approved have been completed and we have received the funds approved. Approximately 80% of the loans previously received have been repaid. Of the remaining approximately CA$150,000 (approximately US$123,000 using a $0.82 exchange rate) US$66,500 will be forgiven if the Company does not realize any sales in Spain and Portugal prior to June 30, 2004 and a further approximately US$14,800 will also be forgiven if there are no sales in Spain and / or Portugal prior to June 30, 2007.

Patent Protection

        We were issued a United States patent on our Cryogenic Tire Disintegration Process and Apparatus on April 7, 1998 (Patent No. 5,735,471). The duration of the patent is 20 years from the date the original application was filed. In September of 2005, an officer and a director of the company were able to find the cash necessary to pay for payment of US patent maintenance fees, thus continuing the protection of our technology. In November 1998, we filed our patent, for review, with the Canadian Patent Office. Canadian patent number 2193334 was granted on August 17, 2004. Canadian patents have a duration of seventeen (17) years. Prior to the issuance of our US patent, we relied solely on trade secrets, proprietary know-how and technological innovation to develop our technology and the designs and specifications for the TCS-1 demonstration unit. The Company's patents are free of liens. We do not presently hold any patents for our products or systems outside of the United States and Canada. We have lacked the financial resources to apply for a process patent on an international basis, but the Company intends to file for additional patent protection, in accordance with our Agreement with Simpro S.p.A. of Turin, Italy, once sufficient financial resources will become available.

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

Employees

        As of October 2005, we have four persons employed either directly or under consulting contracts including its three executive officers.. Three of the foregoing persons devote their full time to our business and affairs, as required. At times, we also utilize the services of part-time consultants to assist us with market research and development and other matters. We intend to hire additional personnel, as needed, and as financial resources permit.

Potential Markets

        We believe that the potential markets for our TCS System will be directly affected by the level of demand for economical, high quality rubber crumb derived from the recycling of scrap tires. The following discussion of the potential markets for rubber crumb assumes that the TCS System will actually be capable of economically producing high quality recycled rubber crumb and in a variety of sizes, and capable of being used in wide range of products. It should be noted, however, that because of the limited operating history of our heretofore TCS-1 Production Model Plant, we cannot, give any assurance that our TCS Systems will in fact perform as expected under continuous, commercial operating conditions. However, our Manufacturing Licensee, Simpro S.p.A. of Turin, Italy, is prepared to offer limited performance guarantees, backed by insurance policies. Moreover, even if the demand for rubber crumb should increase in accordance with our expectations, there can be no assurance that a demand for TCS Systems will likewise develop.

        Rubber is a valuable raw material and we believe that recycling this valuable resource from scrap tires is an ideal way to recover that value. Recycled scrap tire rubber is already used in a great variety of products, promoting longevity by adding it to asphalt pavement, adding bulk and providing drainage as a soil additive, providing durability as a carpet underpadding, increasing resiliency in running track surfaces and gymnasium floors, absorbing shock and lessening the potential for injuries as a ground cover for playgrounds and other recreational areas, and as a significant component added to plastic resins for making extruded or injection molded products. We are aware of significant recent developments in making finished products from crumb rubber compounded with plastic resins, particularly polypropylene. We believe that the potential for crumb rubber to substitute for either virgin or recycled plastic resins is very significant, given the relative market price for crumb rubber versus the commodity prices for such plastic resins. We believe that TCS operators could realize very attractive profits at prices even less than US$0.20 per pound. As of August 8, 2005, virgin general purpose injection grade polypropylene was selling for approximately US$0.65 per pound for high-volume users (20 million pounds per year or more). Recycled polypropylene was selling for between US$0.27 (for clean regrind or flake)and US$0.39 (for pellets) per pound, depending on its form.

Marketing Activities

        To a large extent, we have, in the past, concentrated our efforts on completing the design, development, and construction of our heretofore TCS-First Production Model 1 and raising adequate financing to support such efforts. Our long-term objective, however, is to market TCS Systems worldwide, through national and international sales representatives, licensees or strategic partners.. Pursuant to an extensive technical audit, our heretofore First Production Model permitted our company to be certified as an Accredited Tire Recycler by Recyc-Quebec, a quasi-governmental agency of the Quebec Government. Users of the TCS technology in Quebec could have access to tipping fees paid by Recycle Quebec, which currently work out to approximately US$0.72 per tire. Management believes that this accreditation will be beneficial to our marketing efforts respecting our technology, not only in Quebec but elsewhere, given its independent status.

        We can make no assurances with respect to the success of our marketing and distribution strategy of our TCS Systems. Furthermore, we have limited resources to achieve the distribution of our TCS Systems and to date we have made no sales, leases or licenses. We believe that we will need additional financing, which may not be available, to achieve our long-term objectives.

Government Regulation

        Insofar as the Company is not actually a tire recycler, government regulations have little direct effect on our activities. Of greater importance is the possible effect on our customers for the TCS technology. The TCS-System is a "closed loop" system which does not use any chemicals, solvents, gases or other substances which could result in emissions of any kind from the operation of the Plant. To the best of the Company's knowledge, operation of a TCS-System will not result in the emission of any pollutants, the disposal of combustion residues, the storage of hazardous substances, or the production of any significant amounts of solid waste which would have to be landfilled. Our Manufacturing Licensee, Simpro S.p.A., has undertaken a formal environmental assessment of our technology, the results of which confirm our assertions. However, the operation of a TCS System will involve, to varying degrees and for varying periods of time, the storage of scrap tires or tire pieces representing the feedstock to the System, and limited storage of crumb rubber prior to shipment to customers. Rubber, regardless of its physical dimensions or form, is widely defined as being a fire hazard by fire protection services in most industrially-advanced countries. Whole tires, with their size, volume and composition, can pose potentially serious environmental problems. While the Company does not believe that such storage will normally involve quantities of tires so large or storage periods so extensive as to constitute the "stockpiling" of scrap tires, it should be noted that stockpiling, should it occur, could constitute a particularly serious environmental problem. Among the numerous problems relating to scrap tires, is that when stockpiled above ground, tires create serious public health and environmental hazards. These range from scrap tire fires, which generate large and dense clouds of black smoke and cause serious soil pollution problems, and which are extremely difficult to extinguish, to the creation of vast breeding grounds for mosquitoes and vermin.

        As a result, many US states and Canadian provinces have either passed or have pending legislation regarding discarded tires including legislation limiting the storage of used tires to specifically designated areas. Operators of TCS Systems will therefore be subject to various local, state, and federal laws and regulations including, without limitation, regulations promulgated by federal and state environmental, health, and labor agencies. Establishing and operating a TCS System for tire recycling will require numerous permits and compliance with environmental and other government regulations, on the part of our customers, both in the United States and Canada and in most other foreign countries. The process of obtaining required regulatory approvals may be lengthy and expensive for customers of our TCS Systems. Moreover, regulatory approvals, if granted, may include significant limitations on operations. The US-EPA and comparable US state and local regulatory agencies, and similar government bodies in Canada and in other jurisdictions where TCS Systems will be marketed actively enforce environmental regulations and conduct periodic inspections to determine compliance with government regulations. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspension of approvals, seizure or recall of products, operating restrictions, and criminal prosecutions.

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

ITEM 2. DESCRIPTION OF PROPERTY

        Our corporate headquarters is located at 4055 Ste-Catherine St. , Suite 151, Westmount, Quebec, Canada H3Z 3J8. We have occupied offices at this address since March 2003. The space has been provided free of charge, and includes electricity, heating and local telephone service. This was extended by mutual agreement for a period of four months to the end of December 2003. Late in Fiscal 2004, new, but still advantageous terms were negotiated ms with the landlord. The property is occupied on a month-by-month basis with no written lease. Insignificant amounts of cash are paid to cover items, such as long distance charges, when management is able to obtain cash personally to cover such expenses. Prior to moving to these premises, during Fiscal 2003, the Company occupied premises in an industrial building on St. Patrick Street in Montreal, where our heretofore First Production Model was located. After having accumulated very substantial arrearages in rent and property taxes for which we were financially responsible, our former landlord instructed us to vacate these premises such that he could rent the space out to another company. As part of the settlement agreement with this former landlord, we agreed to pay to this former landlord the sum of US$540,000 out of the proceeds of the first four sales of TCS Systems, at the rate of US$140,000 per system sold.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fiscal year ended June 30, 2005, no matters were submitted to a vote of the shareholders of the Company.

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

Bid Prices
Period	Common Stock
Fiscal Year Ending June 30, 2002	High	Low
September 29, 2001	$ 0.08	$ 0.02
December 29, 2001	0.03	0.01
March 30, 2002	0.02	0.01
June 29, 2002	0.03	0.01

Fiscal Year Ending June 30, 2002	High	Low
September 30, 2002	$ 0.01	$ 0.01
December 30, 2002	0.01	0.01
March 31, 2003	See note following
June 30, 2003	See note following

Fiscal Year 2004	See note following

Fiscal Year 2005	See note following

Since being relegated to the Gray Sheets, bid prices are not posted.

Shareholders

        As of October 13, 2005, the number of holders of record of the Company's common stock, $.001 par value, was less than 500, which does not include shares held by persons or companies in street or nominee name.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external competitive market factors or in our internal budgeting process which might impact trends in the our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in the our business strategy or an inability to execute its strategy due to unanticipated changes in the industries in which we operates; and (iv) various competitive factors that may prevent the us from competing successfully in the marketplace.

        In March 2000, we announced that our tire recycling technology was ready for replication and commercialization. Since Fiscal 2001, we have demonstrated our technology to numerous groups from Asia, Europe, North and South and America and the Caribbean, as well as to some shareholders and potential strategic alliance partners. While numerous Letters of Intent were signed during the early marketing stage, none materialized into firm purchase contracts. Management attributed these failures to proceed to firm contracts to the lack of a track record for the TCS technology, or alternatively, to the Company's inability to provide performance guarantees. The Company signed its License Agreement with Simpro S.p.A. of Italy in January of 2003, and thus created the potential that performance guarantees could be offered. As of June 30, 2005, no purchase/sale contracts had been written.

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

         In January 2003, the Company entered into a License Agreement with Simpro S.p.A. for exclusive manufacturing rights and for non-exclusive marketing rights with respect to TCS Systems. Simpro is currently in discussions with the Italian government respecting financing of the construction of a new demonstration model in Italy, which it plans to use to support their marketing efforts. To date, Simpro has not sold any systems.

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

Potential System Sales Initiated Prior to Fiscal 2005

Puerto Rico - A letter of intent was signed to set up a TCS-2 facility and joint venture on a crumb rubber product manufacturing facility in Puerto Rico. The Puerto Rican representatives presented their project, which includes our technology, to the Government of Puerto Rico in June 2001 to secure approval to proceed, and again in September of 2001 for purposes of securing public funding for the project.. The Puerto Rican group was able to secure substantial partial funding from the Puerto Rican Development Bank but throughout was unable to obtain the necessary financial backing to meet the cash injection requirements of the bank. Subsequent to June 30, 2003, the Puerto Rican project developer identified an investor with the means and the interest to invest in the Puerto Rican project. In August of 2003, the investor sent to us a Letter of Intent indicating his intent to provide the necessary financing to ensure the realization of the Puerto Rican project. However, this investor never followed through on his written intentions. After several months of attempting to secure the cash commitment from this investor, the Puerto Rican entrepreneur turned his attention to other avenues, and, in August of 2004, signed an agreement with another company, Caribbean Recycling, which company is to provide the cash for the acquisition of the TCS-2. However, to date, there is no evidence of the cash having been provided and we have been informed that the Puerto Rican entrepreneur is yet again seeking another outside investor.

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

Marketing Efforts Initiated or Pursued During Fiscal 2005

        During Fiscal 2005, the Company and Simpro have responded to numerous requests for information. Out of these requests, several opportunities have presented themselves which merited the expenditure of considerable effort to close a Purchase and Sales Agreement. In addition to the Puerto Rican project, Tirex and Simpro are actively pursuing opportunities In Mexico, Australia, Morocco, Malaysia, and the Middle East, and Simpro is continuing to work with the potential Botswana customer. With respect to the Moroccan and Middle Eastern opportunities, Tirex and Simpro have been working with TPG Group, based in Virginia, the senior management of which has represented to us as having extensive high-level contacts both in government and in financial circles. All of these opportunities are well advanced. Simpro is also pursuing interesting opportunities in the UK, France and Italy, while Tirex is also pursuing an opportunity in Eastern Canada. However, regardless of Management's optimism as the various opportunities enunciated above, there can be no assurance that these opportunities will actually result in unconditional sales contracts.

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

        Because of the lengthy delay preceding the commencement of commercial operations, we have historically had to cover our overhead costs from sources other than from commercial revenues. We expect that some portion of our future overhead costs, which may be quite significant, will continue to be covered from sources other than commercial revenues. Until December of 2001, our monthly operating costs were about US$100,000 per month. With the cessation of production activities and the scaling back of research and development expenditures starting in January of 2002, our monthly costs were reduced to approximately US$35,000 per month. Since March of 2003, our monthly our-of-pocket cash costs have been reduced to negligible amounts. Our cash flow deficit condition will continue until such time as the Company will start generating revenues from the sale of TCS Systems.

        While we have initiated marketing of TCS Systems and have in place a License Agreement, as of September 30, 2005, no unconditional sales orders for TCS Systems had been received and manufacturing of TCS Systems has not been initiated. We do anticipate that we will begin selling or licensing out the sale of TCS Systems and thus initiating the manufacturing of these systems on a commercial basis in the near future. We did not generate any gross sales during either Fiscal 2004 or Fiscal 2005. Unless and until we successfully develop and commence TCS System manufacturing and sales operations on a full-scale commercial level, we will not generate significant revenues from operations. Accordingly, we would be obligated to attempt to seek non-commercial sources of revenues to support operations until TCS Systems sales and manufacturing operations would become a reality. In the event of such a circumstance, there can further be no assurance that such non-commercial revenue funding would be available at all or on terms acceptable to management. Except for the foregoing, we have never engaged in any significant business activities.

Liquidity and Capital Resources

        As of June 30, 2005, the Company had total assets of $233,297 as compared to $233,297 at June 30, 2004 reflecting no change, and also no change versus total assets at June 30, 2003. had reflected a previous decrease of $1,069,657 over $1,302,955 at June 30, 2002. There were no changes in the value of individual assets, representing Notes Receivable, Inventory, Property and Equipment and an Investment, from June 30, 2004 to June 30, 2005.

        As of June 30, 2005, the Company had total liabilities of $5,034,195 as compared to $4,327,710 at June 30, 2004, reflecting an increase in liabilities of $706,485. Total liabilities at June 30, 2004 had reflected a previous increase of $578,829 over $3,748,881 in total liabilities at June 30, 2003. The increase in total liabilities from June 30, 2004 to June 30, 2005 is primarily attributable to: (i) an increase in Accounts Payable and Accrued Liabilities and Current Portion of Long-Term Debt in the amount of $263,985 from $2,167,130 as of June 30, 2004 to $2,431,115 as of June 30, 2005, (ii) an increase in Convertible Loans in the amount of $629,467 from $1,171,168 as of June 30, 2004 to $1,800,635 as of June 30, 2005, and (iii) a decrease in Convertible Notes in the amount of $186,967 from $586,356 as of June 30, 2004 to $399,389 as of June 30, 2005.

        Reflecting the foregoing, the financial statements indicate that as at June 30, 2005, the Company had a working capital deficit (current assets minus current liabilities) of $2,337,318 and that as at June 30, 2004, the Company had a working capital deficit of $2,073,333, a working capital deficit increase of $263,985. There were no changes in current assets, as noted above, while there were additions to current liabilities due to third parties represented by Accounts Payable and Accrued Liabilities.

Results of Operations

        The financial statements which are included in this report reflect total operations and other expenses of $576,766 for the year ended June 30, 2005, which reflects an increase of $16,532 over the year ended June 30, 2004 when total operations and other expenses were $560,234. The Company has ceased Research and Development activities thereby resulting in a significant decrease in personnel expenses and other Research and Development expenses compared with prior periods.

        The success of the tire recycling manufacturing business and the ability to continue as a going concern will be dependent upon the ability of the Company to obtain adequate financing to commence profitable, commercial manufacturing and sales activities and the TCS Systems' ability to meet anticipated performance specifications on a continuous, long term commercial basis.

        The Company believes that the amounts accrued to date in respect of the shares issued to compensate the executive officers and consultants reflect the fair value of the services rendered, and that the recipients of such shares received such shares at an appropriate and reasonable discount from the then current public market price. The Company believes that the discount is warranted due to the fact that there are often restrictions on the transfer of said shares arising out of the absence of registration, and the uncertainty respecting our ability to continue as a going concern.

        From inception (July 15, 1987) through June 30, 2005, the Company has incurred a cumulative net loss of $29,742,164. Approximately $1,057,356 of such cumulative net loss was incurred prior to the inception of the Company's present business plan, in connection with the Company's discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced the proposed health care operations and therefore, generated no revenues therefrom.

ITEM 7. FINANCIAL STATEMENTS

        Our financial statements required to be included in this Report pursuant to Item 310(a) of Regulation S-B, are set forth below.

ITEM 8. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Following the end of Fiscal 2004, our independent certifying accountant informed us that he was abandoning all SEC-oriented work. Thus, we have no choice but to change our certifying accountant effective with the annual financial statements for the year ended June 30, 2004. The resignation of our former certifying accountant was not related in any way to any disputes respecting the Company's accounting or its financial disclosures to shareholders or other interested parties. We have been attempting to engage new certifying accountants but our financial condition has not permitted us to find one as of yet. Once our financial condition will have improved, we will engage independent certifying accountants and will file amended reports with their certifications.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees

        The following sets forth, as of June 30, 2005 the names and ages of all directors, executive officers, and other significant employees of the Company; and all positions and offices in the Company held by each, and the terms of said offices. Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified:

		Offices	Term of
Name	Age	Held	Office
John L. Threshie, Jr.	51	Chairman of the Board	November 1999 -
		of Directors, President, and	present
Chief Executive Officer
		Director	June 1995 -
February 1999
		Vice President	June 1995-
November 1999
Secretary
December 1996
February 1999

Louis V. Muro	73	Vice President	January 1996 -
		of Engineering	present
and Director
		President	March 1994 -
January 1995
		Director	December 1992 -
January 1995
		Secretary	December 1992 - March 1994

Louis Sanzaro	56	Director	January 1997 - present
		President	February 1999 -
November 1999
		Vice President	January 1998 -
		of Operations	February 1999

Michael D.A. Ash	56	Secretary, Treasurer,	February 1999-
		and Chief Financial	present
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

ITEM 10. EXECUTIVE COMPENSATION

Current Remuneration

        The following table sets forth information concerning the annual compensation received or accrued for services provided in all capacities for the fiscal years ended June 30, 2003, 2004 and 2005 by our chief executive and all our executive officers serving as such as at June 30, 2005 or at any time during the year ended June 30, 2005. Common stock issued in lieu of cash salary payments was valued at a 30-50% discount from the average market price of such stock during the periods in which such salary was earned. Determination of the market price for such purpose was based upon the average of the bid and ask prices of such stock, as traded in the over-the-counter market and quoted in the OTC Bulletin Board. With respect to the issuance of shares during the fourth quarter of Fiscal 2003, this issuance representing but partial compensation to those directors and officers to whom sums were due, the period involved was prior to the company's stock being demoted to the gray sheets, and thus reference to the Bulletin Board prices still applied. The discount from the market price was determined arbitrarily, by negotiation between the Company and our executive officers and did not bear any relationship to any established valuation criteria such as assets, book value, or prospective earnings. The market prices of our common stock and the liquidity of such market has historically been volatile. Future announcements concerning us, our competitors, results of testing, technological innovations or new commercial products may have a significant impact on the market price of our common stock. We believe that, as of the dates when such shares were issued, the actual market value of such shares was, and as of the date hereof remains, highly contingent upon, and subject to, extremely high risks.

SUMMARY COMPENSATION TABLE:
ANNUAL COMPENSATION

Name and Principal Position	Year	Salary $	Bonus $	Other $

John L. Threshie Jr.	2005	$125,000 (1)	Nil	nil
President	2004	$125,000 (2)
	2003	$125,000 (3)

Louis V. Muro	2005	$150,000 (1)	Mil	nil
Vice President - Engineering	2004	$150,000 (4)
	2003	$150,000 (5)

Michael D.A. Ash	2005	$100,000 (1)	Nil	nil
Secretary-Treasurer & CFO	2004	$100,000 (6)
	2003	$100,000 (7)

In 1999, Mr. Ash abrogated his then existing Employment Agreement. This was replaced by a Consulting Agreement for a period of sixteen (16) months to the end of Calendar 2000. Under this consulting agreement, Mr. Ash received 2,000,000 shares of the common stock of the Company. A new employment Agreement with an effective date of January 2001 was put into effect and the prior Consulting Agreement was allowed to lapse. Under that Employment Agreement, Mr. Ash earned a salary of $100,000 and Mr. Ash also had options to purchase stock of the company at the lesser of 20(cent) for the first year option, 40(cent) for the second year option and 50(cent) for the third year option, or 50% of market applicable to each series. The options were exercisable on a cashless basis.. Prorating the stock issuance over the sixteen month term of the prior Consulting Agreement, in Fiscal 2000, Mr. Ash was entitled to 1,250,000 shares of stock. There was no cash salary in Fiscal 2000 for Mr. Ash. For Fiscal 2001, Mr. Ash received the balance of his stock entitlement, i.e. 750,000 shares, and was entitled to receive $50,000 in cash. For Fiscal 2002 and 2003, Mr. Ash was entitled to receive $100,000 annually. Mr. Ash exercised the stock options available to him under the Employment Agreement which terminated December 31, 2003. Mr. Ash's Employment Agreement was renewed for a three-year period starting January 1, 2004. Until this renewed agreement, Mr. Ash will continue to be entitled to receive an annual salary of $100,000, and Mr. Ash will be granted a new set of options identical, other than for dates, to the options granted in the preceding agreement.

(1) No compensation was paid either in cash or in shares to Messrs. Threshie, Muro and Ash during Fiscal 2004 and 2005. The amounts due have been recorded as liabilities of the Company.

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

(7) In lieu of cash payment of salary, reimbursable expenses and other benefits, Mr. Ash received 3,468,603 common shares of our Company during Fiscal 2002, issued at a 35% discount to market,

(8) We believe that it is impossible to determine the actual current or potential value of such shares in light of the fact that, as of the dates when such shares were issued to the executive officers, the actual potential market value of such shares were highly contingent upon, and subject to, extremely high risks including but not limited to the following factors: (i) the very early stage of development of our business; (ii) our lack of sufficient funds to implement our business plan and the absence of any commitments from potential investors to provide such funds; (iii) the absence of a reliable, stable, or substantial trading market for such shares; and (iv) the uncertainty respecting our ability to continue as a going concern.

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

As discussed elsewhere in this Report, the following is a summary of those options and warrants outstanding with respect to the purchase of the common stock of the Company:

Beneficiary	Issuable	Exercise Window	Price
John L. Threshie Jr.	1,000,000 share options	Two (2) years from date	Series 1: lesser of 20
	at the beginning of each	of issue	cents or 50% of market
	of Calendar Years		Series 2: lesser of 40
	2002, 2003 and 2004		cents or 50% of market
Series 3: lesser of 50
cents or 50% of market
Michael Ash	1,000,000 share options	Two (2) years from date	Series 1: lesser of 20
	at the beginning of each	of issue	cents or 50% of market
	of Calendar Years		Series 2: lesser of 40
	2004, 2005 and 2006		cents or 50% of market
Series 3: lesser of 50
cents or 50% of market
Convertible Debenture	1,500,000 in three	Series 1: At any time	Series 1 at one (1) cent
	series of 500,000 each	during the 3-year period	each
		following the date of the	Series 2 at five (5) cents
		Settlement Agreement,	each
		to wit, April 26, 2002	Series 3 at ten (10)
		Series 2: During the	cents each
second and third years
following April 26, 2002
Series 3: During the
third year following April
26, 2002

        Mr. Ash has exercised the options which had been granted to him with respect to the options granted under the Employment Agreement which terminated December 31, 2003. This was done on a cashless basis, resulting in 1,500,000 shares being issuable to Mr. Ash. These shares will be issued, subject to adjustments for stock splits and stock dividends, if any, occurring prior to the issuance to Mr. Ash, at such time when the Company will have an adequate number of shares available for issue.

Compensation of Directors

        The Directors of the Company were not compensated for their services as such in fiscal 2005.

Employment Agreements

        We seek to maintain employment agreements with all of our executive officers (the "Executive Agreements"). We currently have an employment agreement with Mr. Threshie that provides for an annual salary of $125,000 and is in effect until December 31, 2003. Mr. Threshie also has options , as noted above, to purchase shares of the Company. Mr. Threshie is granted options to purchase 1,000,000 shares at each anniversary date of his Employment Agreement for the next three years, and, for each series of options, has a two-year period to exercise that option. The options are exercisable at the lesser of 50% of market and 20(cent) for the first series, 40(cent) for the second series and 50(cent) for the third series. We currently employ Mr. Muro on a month-to-month basis, based on an annual salary projection of $150,000. During fiscal 2000 Mr. Ash voluntarily abrogated his Executive Agreement with us and entered into a new agreement under which his compensation is in the form of shares. Under this new agreement, Mr. Ash continued to act as Secretary-Treasurer and Chief Financial Officer on a consulting basis. Under the terms of the original Executive Agreement, Mr. Ash's annual compensation was US$125,000. The consulting agreement extended to December 31, 2000 and was renewable by mutual consent of the Company and Mr. Ash. Mr. Ash's compensation for the sixteen-month period ended December 31, 2000 was 2,000,000 common shares, subject to prorated adjustment in the event of a stock split. At the beginning of Calendar 2001, Mr. Ash's consulting agreement was converted back to an Employment Agreement under which Mr. Ash earns an annual salary of $100,000 and has options, as noted above, to purchase company stock on terms identical to the options granted to Mr. Threshie. As of the date of this Report, Mr. Ash had exercised all of his options on a cashless basis, thus resulting in 1,500,000 shares being issuable to Mr. Ash. The Company currently has less than 105,000 shares available for issue. Thus, the shares issuable to Mr. Ash will remain as such until the Company does have adequate shares to satisfy this transaction. Any shares ultimately issuable to Mr. Ash will be automatically adjusted for stock splits and stock dividends, if any, occurring prior to the issuance of shares to Mr. Ash.

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

	Name and	Amount and
Title	Address of	Nature of
of	Beneficial	Percent	Percent
Class	Owner	Ownership	of Class (1)

Common	John L. Threshie, Jr.	2,000,000(2)	0.8%
The Tirex	4055 Ste-Catherine Street West
Corporation	Suite 151
	Westmount), Quebec
	Canada, H3Z 3J8

Class A
Common		34 (5)	34%
Tirex
R&D

Common	Louis V. Muro	5,978,957(2)(3)	2.39%
The Tirex	374 Oliver Avenue
Corporation	Westmount, Quebec
	Canada H3Z 3C9

Class A
Common		17(5)	17%
Tirex
R&D

Common	Louis V. Sanzaro	16,281,088(2)	6.52%
The Tirex	1497 Lakewood Road
Corporation	Toms River, NJ 08755

Common	Michael Ash	2,980,000 (4)	1.19%
The Tirex	310 Montée Sabourin
Corporation	St. Bruno, Quebec
	Canada, J3V 4P6

Common	All directors and	27,239,945	10.90%
The Tirex	officers as a group
Corporation	(4 persons)

Class A	All directors and	51	51.0%
Common	officers as a group

Tirex	(2 persons)
R&D

(1) The percentages listed in the table is calculated on the basis of 249,895,892 shares of the common stock, $.001 par value, of the Company outstanding as at October 1, 2004.

(2) Our executive officers, directors and principal shareholders pledged an aggregate of 11,986,315 (approximately 6% of our then outstanding shares) of their personal shareholdings in the Company as a security interest for our issuance of $750,000 of 8% convertible notes, pursuant to a Subscription Agreement and Security Agreement dated February 26, 2001. Specifically, John L. Threshie, Jr. pledged 1,891,204 shares, Louis Muro pledged 1,723,514 shares and Louis Sanzaro pledged 8,371597 shares of our common stock. The Company was unable to respect its financial obligations under the terms of a Settlement Agreement and negotiations with respect to a new settlement have not been started. Under the terms of the first settlement agreement, the investors acquired a right to dispose of the collateral shares in their possession. According to a confirmation received from the investors with respect to the convertible note, as of June 30, 2005, they were in possession of 4,000,000 conversion shares, issued in 2003, but the collateral shares have been sold. Thus, the shares pledged by Messrs. Threshie, Muro and Sanzaro now represent a liability of the Corporation. These shares will be replaced once the Corporation will have enough shares available for issuance, subject to adjustments for stock splits, reverse splits and stock dividends, if any, which occur prior to any such issuance. These 4 million conversion shares represent approximately 1.6% of our current outstanding stock.

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

Changes in Control

        On February 26, 2001 we issued $750,000 worth of convertible notes at an annual rate of eight percent (8%) to certain investors. Interest payable on these notes is payable quarterly commencing June 30, 2001. In addition, all principal and unpaid interest due on the outstanding notes is immediately due and payable on February 26, 2003, or earlier in the event of a default. One of the conditions of this transaction was that we would file with the Securities and Exchange Commission a Registration Statement on Form SB-2 to register various securities issuable upon the conversion of notes by a date certain and that the Registration Statement would be effective by August 15, 2001. We failed to meet these deadlines and the investors served a notice of default on us on July 19, 2001. Negotiations were undertaken throughout the remainder of Calendar 2001 and into 2002 until a Settlement Agreement was reached on April 26, 2002. Under the terms of the Agreement, a copy of which was previously filed, the Company is obligated to pay down the amount owed to the Investor Group, including interest and penalties, over a period of approximately two years. During the time when an amount continues to be owed to the Investor Group, the Investor Group had the right to sell up to 600,000 collateral or Rule 144 shares per month and apply the proceeds to interest due, fees and finally to reduction of the principle amount outstanding. As of June 30, 2005, all of the collateral shares had been sold. The Investor Group was also given three series of warrants for 500,000 shares each, exercisable at prices of $0.01, $0.05 and $0.10 respectively and exercisable within pre-defined time windows over a three year period starting with the date of signature of the Settlement Agreement. . As of June 30, 2005, the Investor Group had 4,000,000 conversion shares, issued in 2003, in their possession.

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

        Pursuant to a Subscription Agreement dated February 26, 2001 we issued $750,000 of 8% convertible notes, due February 26, 2003 to three investors. Under the Subscription Agreement, we had the option, subject to conditions, to require the investors to purchase additional convertible put notes up to $4,250,000. Interest only payments were due quarterly commencing June 30, 2001, and the principal was due in one lump sum on February 26, 2003, or upon certain events of default. The number of shares of common stock issuable upon conversion of the convertible notes is 15,000,000, based on a conversion price of $0.05 per share. One of the conditions of this transaction was that we would file with the Securities and Exchange Commission a Registration Statement on Form SB-2 to register various securities issuable upon the conversion of the notes by a date certain and that the Registration Statement would be effective by August 15, 2001. We failed to meet these deadlines and the investors served a notice of default on us on July 19, 2001. The conversion price for the convertible notes is the lesser of (i) 80% of the average of the three lowest closing bid prices of the common stock for the twenty-two (22) trading days prior to the closing date, or (ii) 80% of the average of the five lowest closing bid prices of the common stock for the sixty (60) trading days prior to the conversion date, as defined in the convertible note. The maximum number of shares of common stock that any subscriber or group of affiliated subscribers may own after conversion at any given time is 4.99%.

        During the years ended June 30, 2004 and 2005, the Company's executive officers and certain consultants to the Company have waived cash payment of all of their salaries, fees and/or unreimbursed expenses made by them on behalf of, and for the account of, the Company, and, in 2003, have accepted shares of the Company's common stock in partial payment in lieu thereof, with the remaining amounts payable still being listed as liabilities of the Company. No cash payments nor payments in common stock were made to such persons during Fiscal 2004 and 2005. In connection therewith shares have been issued as follows:

        During Fiscal 2004 and 2005, no shares were issued. During fiscal 2003 various officers and former officers received Common Stock in partial compensation with respect to salaries and expense reimbursements and purchased shares of Common Stock totaling 6,600,000 shares. The shares issued or sold to officers were valued at thirty-five per cent (35%) of the then current market price.

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

ITEM 13. EXHIBITS

FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

The financial statements filed as a part of this report are as follows:

Consolidated Balance Sheet - June 30, 2005

Consolidated Statements of Operations for the years ended June 30, 2004 and 2005, and cumulative for the period from inception (July 15, 1987) to June 30, 2005

Consolidated Statements of Owners' Equity (Deficit) as at July 15, 1987 and June 30, 2001 - 2005

Consolidated Statements of Cash Flows for the years ended June 30, 2004 and 2005 and cumulative for the period from inception (July 15,1987) to June 30, 2005

Financial Statement Schedules

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

Reports on 8-K

       No reports were filed on Form 8-K during the fiscal year ended June 30, 2005

SIGNATURES

        In accordance with Section 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TIREX CORPORATION

By /s/ JOHN L. THRESHIE, JR.
Date: October 13, 2005	John L. Threshie, Jr.
Chairman of the Board of Directors and
Chief Executive Officer

        In accordance with Section 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

	TITLE	SIGNATURES	DATE
Principal Executive Officer:
John L. Threshie, Jr	Chairman of the Board	/s/ JOHN L. THRESHIE, JR	October 13, 2005
of Directors and Chief
Executive Officer

Principal Financial and Accounting Officer:
Michael D.A. Ash	Secretary, Treasurer,	/s/ MICHAEL D.A. ASH	October 13, 2005
and Chief Financial and
Accounting Officer

A Majority of the Board of Directors:

John L. Threshie, Jr.	Chairman of the Board	/s/ JOHN L. THRESHIE, JR.	October 13, 2005
of Directors

Louis Sanzaro	Director	/s/ LOUIS SANZARO	October 13, 2005

Louis V. Muro	Director	/s/ LOUIS V. MURO	October 13, 2005

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
REPORTS FILED PURSUANT TO SECTION 15(D) OF THE
EXCHANGE ACT BY NON-REPORTING ISSUERS

        No annual report or proxy materials have been sent to security-holders during the fiscal year ended June 30, 2005 or the subsequent interim period. As at the date hereof, the Company plans to furnish proxy materials relating to its annual meeting, which is presently intended to be held during the current fiscal year. All such materials will be furnished to the Commission at the same time as they are sent to securities holders.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED BALANCE SHEET

AS AT JUNE 30, 2005

Unaudited
June 30,
2005

ASSETS

Current Assets
Cash and cash equivalents	$-
Accounts receivable	-
Notes receivable	20,475
Inventory	73,322
Research and Experimental Development tax credits receivable	-
93,797

Property and equipment,
salvage value	50,000

Other assets
Investment, at cost	89,500
89,500

$233,297

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$2,353,024
Current portion of long-term debt	78,091
2,431,115

Other liabilities
Long-term deposits and notes	217,500
Government loans (net of current)	-
Capital lease obligations (net of current)	-
Convertible notes	399,389
Convertible note	185,556
Convertible loans	1,800,635
2,603,080

5,034,195
Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized
250,000,000 shares, issued and outstanding
249,895,892 shares (June 30, 2003 - 249,895,892 shares)	249,896
Additional paid-in capital	25,222,219
Deficit accumulated during the development stage	(29,742,164)
Unrealized gain (loss) on foreign exchange	(530,849)
(4,800,898)

$233,297

	Twelve months ended		Cumulative from
	June 30		March 26, 1993 to
	2005	2004	June 30, 2005

Revenues	$-	$-	$1,354,088

Cost of Sales	-	-	1,031,075

Gross profit	-	-	323,013

Operations
General and administrative	524,146	476,796	12,638,017
Depreciat	-	-	365,545
Research and development	-	-	15,396,966

Total Expense	524,146	476,796	28,400,528

Loss before other expenses (income)	(524,146)	(476,796)	(28,077,515)

Other expenses (income)
Interest expense	52,620	83,438	898,789
Interest income	-	-	(45,443)
Income from stock options	-	-	(10,855)
Loss on disposal of equipment	-	-	4,549

	52,620	83,438	847,040

Net loss	(576,766)	(560,234)	(28,924,555)

Other comprehensive loss
Loss (gain) on foreign exchange	-	-	106,137

Net loss and comprehensive loss	$(576,766)	$(560,234)	$(29,030,692)

Basic and Diluted net loss and comprehensive
loss per common share	$(0.00)	$(0.01)	$(0.36)

Weighted average shares of common
stock outstanding	249,895,892	249,895,892	80,278,787

Consolidated Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During	Unrealized
	Common Stock		Paid-in	Developmental	Foreign
	Shares	Amount	Capital	Stage	Exchange	Total
Balance at June 30, 1992	3,383,020	$ 3,383	$ 194,980	$ (1,057,356)	$ -	$ (858,993)

Stock issued for reorganization	18,650,000	18,650	76,155	-	-	94,805
Stock issued for services	100,000	100	(100)	-	-	-
Stock issued in exchange for warrants	363,656	364	(364)	-	-	-
Forgiveness of debt	-	-	728,023	-	-	728,023
Net loss and comprehensive loss for the year	-	-	-	(165,296)	-	(165,296)

Balance at June 30, 1993	22,496,676	22,497	998,694	(1,222,652)	-	(201,461)

Stock issued	2,000	2	(2)	-	-	-
Exchange for debt	-	-	149,170	-	-	149,170
Payments received for stock previously issued	-	-	237,430	-	-	237,430
Net loss and comprehensive loss for the year	-	-	-	(179,296)	-	(179,296)

Balance at June 30, 1994	22,498,676	22,499	1,385,292	(1,401,948)	-	5,843

Revision of common stock	(11,900,000)	(11,900)	11,900	-	-	-
Stock issued for services	5,592,857	5,592	513,908	-	-	519,500
Shares issued in exchange for debt	200,000	200	24,300	-	-	24,500
Issuance of common stock	402,857	401	21,915	-	-	22,316
Net loss and comprehensive loss for the year	-	-	-	(575,771)	-	(575,771)

Balance at June 30, 1995	16,794,390	$16,792	$1,957,315	$ (1,977,719)	$ -	$ (3,612)

See Notes to Consolidated Financial Statements

Consolidated Statements of Stockholders' Equity (Deficit)

Deficit
Accumulated
		Additional	During	Unrealized
Common Stock		Paid-in	Developmental	Foreign
Shares	Amount	Capital	Stage	Exchange	Total
Balance at June 30, 1995	16,794,390	$ 16,792	$ 1,957,315	$ (1,977,719)	$ -	$ (3,612)

Stock issued fo	3,975,662	5,090	846,612	-	-	851,702
Shares issued in exchange for debt	391,857	392	29,008	-	-	29,400
Issuance of common stock	710,833	710	80,161	-	-	80,871
Net loss and comprehensive lossfor the year	-	-	-	(1,127,044)	-	(1,127,044)

Balance at June 30, 1996	21,872,742	22,984	2,913,096	(3,104,763)	-	(168,683)

Stock issued for options	-	-	912,838	-	-	912,838
Stock issued for services	5,067,912	3,955	690,234	-	-	694,189
Shares issued in exchange for debt	251,382	252	43,965	-	-	44,217
Issuance of common stock	10,257,936	10,259	335,132	-	-	345,391
Grants issued	-	-	408,597	-	-	408,597
Net loss and comprehensive loss for the year	-	-	-	(2,376,279)	-	(2,376,279)

Balance at June 30, 1997	37,449,972	37,450	5,303,862	(5,481,042)	-	(139,730)

Stock issued for services	4,396,466	4,396	922,180	-	-	926,576
Stock issued for options	-	-	948,500	-	-	948,500
Issuance of common stock	21,795,000	21,796	1,176,755	-	-	1,198,551
Unrealized foreign exchange	-	-	-	-	183,785	183,785
Stock options issued and outstanding	-	-	1,236,913	-	-	1,236,913
Grants issued	-	-	669,906	-	-	669,906
Net loss and comprehensive loss for the year	-	-	-	(4,570,441)	-	(4,570,441)

Balance at June 30, 1998	63,641,438	$ 63,642	$10,258,116	$(10,051,483)	$ 183,785	$ 454,060

See Notes to Consolidated Financial Statements

Consolidated Statements of Stockholders' Equity (Deficit)

Deficit
Accumulated
		Additional	During	Unrealized
Common Stock		Paid-in	Developmental	Foreign
Shares	Amount	Capital	Stage	Exchange	Total
Balance at June 30, 1998	63,641,438	$ 63,642	$10,258,116	$(10,051,483)	$ 183,785	$ 454,060

Stock issued for services	24,200,439	24,200	2,735,544	-	-	2,759,744
Stock issued for options	2,234,567	2,235	38,765	-	-	41,000
Shares issued in exchange for debt	3,787,947	3,788	340,164	-	-	343,952
Conversion of debentures	2,816,966	2,817	290,102	-	-	292,919
Issuance of common stock	677,966	678	49,322	-	-	50,000
Unrealized foreign exchange	-	-	-	-	(29,142)	(29,142)
Stock options issued and outstanding	-	-	385,600	-	-	385,600
Grants issued	-	-	1,057,742	-	-	1,057,742
Net loss and comprehensive loss for the year	-	-	-	(4,909,879)	-	(4,909,879)

Balance at June 30, 1999	97,359,353	97,360	15,155,355	(14,961,362)	154,643	445,996

Stock issued for services	28,873,210	28,873	2,217,758	-	-	2,246,631
Stock issued for options	5,327,486	5,327	381,600	-	-	386,927
Shares issued in exchange for debt	7,342,055	7,342	382,556	-	-	389,898
Conversion of debentures	12,010,073	12,010	815,796	-	-	827,806
Issuance of common stock	221,000	221	16,039	-	-	16,260
Unrealized foreign exchange	-	-	-	-	5,789	5,789
Grants issued	-	-	395,683	-	-	395,683
Net loss and comprehensive loss for the year	-	-	-	(5,548,829)	-	(5,548,829)

Balance at June 30, 2000	151,133,177	151,133	19,364,787	(20,510,191)	160,432	(833,839)

Stock issued for services	7,375,483	7,375	864,840	-	-	872,215
Stock issued for options	5,378,507	5,379	506,998	-	-	512,377
Shares issued in exchange for debt	11,646,312	11,646	1,547,455	-	-	1,559,101
Conversion of debentures	100,000	100	19,900	-	-	20,000
Issuance of common stock	732,929	733	39,427	-	-	40,160
Unrealized foreign exchange	-	-	-	-	(340,661)	(340,661)
Grants issued	-	-	249,294	-	-	249,294
Net loss and comprehensive loss for the year	-	-	-	(3,112,138)	-	(3,112,138)

Balance at June 30, 2001	176,366,408	$ 176,366	$22,592,701	$(23,622,329)	$ (180,229)	$(1,033,491)

See Notes to Consolidated Financial Statements

Consolidated Statements of Stockholders' Equity (Deficit)

Deficit
Accumulated
		Additional	During	Unrealized
Common Stock		Paid-in	Developmental	Foreign
Shares	Amount	Capital	Stage	Exchange	Total
Balance at June 30, 2001	176,366,408	$ 176,366	$ 22,592,701	$ (23,622,329)	$ (180,229)	$ (1,033,491)

Stock issued for services	18,466,162	18,466	314,859	-	-	333,325
Stock issued in exchange for debt	24,075,502	24,076	1,145,090	-	-	1,169,166
Issuance of common stock	5,849,487	5,850	61,897	-	-	67,747
Unrealized foreign exchange	-	-	-	-	(19,940)	(19,940)
Grants issued	-	-	504,352	-	-	504,352
Net loss and comprehensive loss for the year	-	-	-	(3,421,460)	-	(3,421,460)

Balance at June 30, 2002	224,757,559	$ 224,758	$ 24,618,899	$ (27,043,789)	$ (200,169)	$ (2,400,301)

Stock issued for services	5,455,000	5,455	130,920	-	-	136,375
Stock issued in exchange for debt	15,400,000	15,400	441,183	-	-	456,583
Issuance of common stock	4,283,333	4,283	31,217	-	-	35,500
Unrealized foreign exchange	-	-	-	-	(182,365)	(182,365)
Grants issued	-	-	-	-	-	-
Net loss and comprehensive loss for the year	-	-	-	(1,561,375)	-	(1,561,375)

Balance at June 30, 2003	249,895,892	$ 249,896	$ 25,222,219	$ (28,605,164)	$ (382,534)	$ (3,515,583)

See Notes to Consolidated Financial Statements

Consolidated Statements of Stockholders' Equity (Deficit)

Deficit
Accumulated
		Additional	During	Unrealized
Common Stock		Paid-in	Developmental	Foreign
Shares	Amount	Capital	Stage	Exchange	Total
Balance at June 30, 2003	249,895,892	$ 249,896	$ 25,222,219	$ (28,605,164)	$ (382,534)	$ (3,515,583)
Unrealized foreign exchange					(18,597)
Net loss and comprehensive loss for the year				(560,234)

Balance at June 30, 2004	249,895,892	$ 249,896	$ 25,222,219	$ (29,165,398)	$ (401,131)	$ (4,094,414)

Unrealized foreign exchange					(129,718)	(129,718)
Net loss and comprehensive loss for the year				(576,766)		(576,766)

Balance at June 30, 2005	249,895,892	$ 249,896	$ 25,222,219	$ (29,742,164)	$ (530,849)	$ (4,800,898)

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Twelve months ended		Cumulative from
	June 30		March 26, 1993 to
	2005	2004	June 30, 2005

Cash flows from operating activities:

Net loss	$(576,766)	$(560,234)	$(29,030,692)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	-	364,304
(Gain) loss on disposal and abandonment of assets	-	-	2,005,498
Stock issued in exchange for interest	-	-	169,142
Stock issued in exchange for services and expenses	-	-	10,574,972
Stock options issued in exchange for services	-	-	3,083,390
Unrealized (loss) gain on foreign exchange	(129,718)	(18,597)	(530,869)
Other non-cash items	442,500	282,188	724,688

Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	-	-	-
Inventory	-	-	(73,323)
Sales tax receivable	-	-	(36)
Research and experimental development tax credits receivable	-	-	-
Other assets	-	-	(10,120)
(Decrease) increase in :
Accounts payables and accrued liabilities	51,484	121,643	2,069,228
Accrued salaries	212,500	175,000	710,652
Due to stockholders	-	-	5,000

Net cash used in operating activities	-	-	(9,938,166)

Cash flow from investing activities:
Increase in notes receivable	-	-	(259,358)
Reduction in notes receivable	-	-	237,652
Investment	-	-	(89,500)
Equipment	-	-	(321,567)
Equipment assembly costs	-	-	(1,999,801)
Organization cost	-	-	6,700
Reduction in security deposit	-	-	(1,542)

Net cash used in investing activities	-	-	(2,427,416)

Cash flow from financing activities:
Loans from related parties			4,354,835
Deferred financing costs	-	-	180,557
Proceeds from deposits	-	-	143,500
Payments on notes payable	-	-	(409,939)
Proceeds from convertible notes	-	-	754,999
Proceeds from notes payable	-	-	409,939
Payments on lease obligations	-	-	(86,380)
Proceeds from issuance of convertible subordinated debentures	-	-	1,035,000
Proceeds from loan payable	-	-	591,619
Payments on loan payable	-	-	(488,439)
Proceeds from issuance of stock options	-	-	20,000
Proceeds from grants	-	-	3,628,277
Proceeds from issuance of common stock	-	-	85,582
Proceeds from additional paid-in capital	-	-	2,145,775

Net cash provided by financing activities	-	-	12,365,325

Net (decrease) increase in cash and cash equivalents	-	-	(257)

Cash and cash equivalents - beginning of period	-	-	257

Cash and cash equivalents - end of period	$-	$-	$-

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

			Twelve months ended		Cumulative from
			June 30		March 26, 1993 to
			2005	2004	June 30, 2005

Supplemental Disclosure of Non-Cash Activities:
During the year ended June 30, 2004, the Company did not issue common stock in recognotion of the payment of debt. During the year ended June 30, 2005, the Company did not issue common stock in recognition of the payment of debt.

During the year ended June 30, 2004, the Company did not issue common stock in exchange for services performed and expenses. During the year ended June 30, 2005, the Company did not issue common stock in exchange for services performed and expenses.

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-	$-	$-	$232,748

Income taxes paid	$-	$-	$-	$-	$-

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

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

DEVELOPMENTAL STAGE

At June 30, 2005, the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

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
JUNE 30, 2005

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
JUNE 30, 2005

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

The fair values of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At June 30, 2005 and June 30, 2004, respectively, the carrying value of all financial instruments was not materially different from fair value.

INCOME TAXES

The Company has net operating loss carryovers of approximately $30.1 million as of June 30, 2005, expiring through 2025. However, based upon present Internal Revenue Service regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock and there has been a change in control as defined by the Internal Revenue Service regulations, a substantial portion of this loss carryover may not be available to the Company.

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

The Company does not currently have research and experimental development tax credits receivable from the Canadian Federal government and the Quebec Provincial government as at June 30, 2005.

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
JUNE 30, 2005

REVENUE RECOGNITION

Revenue from the sale of TCS Systems will be recognized when the installed product is accepted by the Customer. All other revenue from other products will be recognized when shipped to the customer.

Note 2 GOING CONCERN

As reported in the accompanying financial statements, the Company incurred a net loss of $576,766 for the year ended June 30, 2005 and a net loss of $560,234 for the year ended June 30, 2004.

In March 1993, the Company had begun its developmental stage with a new business plan. As of March 2000, the Company had developed a production quality prototype of its patented system for the disintegration of scrap tires, but nonetheless continued its research and development efforts to improve the machine's performance and to permit greater flexibility in design for specific customer applications. Due to the Company's lack of working capital during the year ended June 30, 2002, all rubber crumb production was suspended and research and development efforts have been hampered. Pending receipt of funding from operations, government assistance, loans or equity financing, crumb rubber production and previous research and development efforts will not be resumed. While the Company has engaged the process of marketing the TCS System to numerous potential clients since the beginning of the fiscal year commencing July 1, 2000, as of June 30, 2005, the Company had not yet consummated an unconditional purchase order for a TCS System.

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

As at June 30, 2005, plant and equipment consisted of the following:

Furniture, fixtures and equipment	$149,516
Manufacturing equipment	62,400
Subtotal	211,916

Less: Accumulated depreciation and amortization	161,916

Total	$ 50,000

Depreciation and amortization expense charged to operations for the year ended June 30, 2004 was zero. Depreciation and amortization expense charged to operations for the year ended June 30, 2005 was zero.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

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

Note 5 CAPITAL LEASE OBLIGATIONS

The Company leases certain manufacturing equipment under agreements classified as capital leases. The cost and the accumulated amortization for such equipment as of June 30, 2005 and June 30, 2004 was $62,400 and $62,400, respectively. The equipment under capital leases has been included in property and equipment on the balance sheet. The Company is in arrears on payment of these leases but default has not been declared. The lease expired on June 30, 2004. The leased equipment is not part of the Company's TCS System prototype.

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

Note 7 CONVERTIBLE NOTES

The Convertible Notes appearing on the balance sheet consisted of an investment arrangement with a group of institutional investors involving a multi-stage financing under which the Company had access to, at its option, up to $5,000,000. A first tranche of $750,000 was completed but no further draw downs were made. The terms of the convertible note were:

Balance at June 30, 2005	$399,389

Interest rate	8%, payable quarterly, commencing June 30, 2001

Issue date	February 26, 2001

Maturity date	February 26, 2003

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

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

Note 8 CONVERTIBLE NOTE

A convertible note, under a private arrangement, consists of the following:

Balance at June 30, 2005	$ 185,556

Interest rate	8%

Issue date	July 19th, 2000

Maturity date	January 19th, 2002

Redemption rights	If not converted, the holder may require the
Company to redeem at any time after maturity
for the principal amount plus interest.

Conversion ratio	Not convertible prior to July 19th, 2001, at 20%
discount to market between July 19th, 2001 and
January 19th, 2002 or at 25% to market if held
to maturity, to a maximum of not more than
2,500,000 shares.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

Note 9 RELATED PARTY TRANSACTIONS

Convertible loans include amounts primarily due to Directors, Officers and employees. Historically, such amounts due have been repaid through the issuance of stock. At June 30, 2005 and June 30, 2004, the balances owing to Directors and Officers was $1,926,929 and $1,297,462, respectively. These amounts are without interest or terms of repayment.

Long-term deposits and notes included an amount of $118,500 at June 30, 2005, which is payable to Ocean Tire Recycling & Processing Co., Inc., a company owned by a Director of the Company.

Note 10 COMMON STOCK

During the year ended June 30, 2005 and the year ended June 30, 2005, the Company did not issue any common stock in exchange for services performed. The dollar amounts assigned to such transactions have been recorded at the fair value of the services received.

During the year ended June 30, 2004, an Officer of the Company exercised stock options pursuant to a services agreement. The exercise of these stock options entitled the Officer to 1,500,000 common shares of the Company on a cash-less basis. The Company does not have sufficient authorized and unissued shares available at June 30, 2005 for issuance of this stock and as such, the amount attributable to these shares has been recorded as part of the balances owing to Directors and Officers included in Convertible loans.

On January 31, 2001, the Company's stockholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock, par value $0.001, from 165,000,000 shares to 250,000,000 shares.

As at June 30, 2005, the Company had 249,895,892 Common shares issued and outstanding, versus its authorization of 250,000,000 shares.

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

Note 12 GOVERNMENT ASSISTANCE

The Company is eligible for and has made claims for tax credits related to scientific research and experimental development expenditures made in Canada. These amounts, under Canadian Federal and Provincial tax law in conjunction with its annual tax return filings, need not be offset against taxes otherwise payable to become refundable to the Company at the end of its fiscal year. As such, during the year ended June 30, 2003, the Company received approximately $246,970, which was recorded as an increase in stockholders' equity paid-in capital. During the year ended June 30, 2004 and the year ended June 30, 2005, the Company did not make any additional claims for tax credits as it was not eligible to do so and, as such, the Company did not record any additional tax credits receivable. The previous receivable balance in respect of tax credits from these governments went from $246,970 as of June 30, 2002 to zero as of June 30, 2003 and remained as such as of June 30, 2004 and June 30, 2005.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

Note 13 COMMITMENTS

Rental expense for the year ended June 30, 2004 amounted to zero. Rental expense for the year ended June 30, 2005 amounted to zero.

At June 30, 2005, the Company was in arrears of rent, including interest and related charges, in the approximate amount of $560,000. A settlement agreement with the former landlord is in place under the terms of which the Company would pay to the former landlord the sum of $140,000 from the proceeds to the Company of revenues from each of the first four sales of TCS Systems.

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

A Plaintiff instituted an action, a corporation, in August 2001 in a Canadian court claiming approximately US$63,000 is due and owing for the manufacture and delivery of tire disintegrators. The Company has prepared its defense and a cross claim against the Plaintiff as the product delivered was defective and the Company believes it is entitled to a reimbursement of sums paid. The action is still pending.

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