Form 10QSB
period 2005-09-30
Tirex CORP
filed 2005-11-10
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended September 30, 2005

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
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

State the number of shares outstanding for each of the issuer's classes of common equity, as of September 30, 2005 :249,895,892 shares

Transitional Small Business Disclosure Format (check one): Yes___    No     X

The Tirex Corporation
(A Development Stage Company)

The financial statements are unaudited. However, Management of registrant believes that all necessary adjustments, including normal recurring adjustments, have been reflected to present fairly the financial position of registrant at September 30, 2005 and the results of its operations and changes in its cash position for the three month periods ended March 31, 2005 and 2004 and for the period from inception (July 15, 1987).

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED BALANCE SHEET
AS AT SEPTEMBER 30, 2005

________________________________________________________________

September 30,
2005

ASSETS

Current Assets
Cash and cash equivalents	$-
Accounts receivable	-
Notes receivable	20,475
Inventory	73,322
Research and Experimental Development tax credits receivable	-
93,797

Property and equipment, salvage value	50,000

Other assets
Investment, at cost	89,500
89,500

$233,297

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$2,464,857
Current portion of long-term debt	78,091
2,542,948

Other liabilities
Long-term deposits and notes	217,500
Government loans (net of current)	-
Capital lease obligations (net of current)	-
Convertible notes	399,389
Convertible notes	195,556
Convertible loans	1,905,635
2,718,080

5,261,028
Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized
250,000,000 shares, issued and outstanding
249,895,892 shares (June 30, 2005 - 249,895,892 shares)	249,896
Additional paid-in capital	25,222,219
Deficit accumulated during the development stage	(29,880,688)
Unrealized gain (loss) on foreign exchange	(619,159)
(5,027,731)

$233,297

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

________________________________________________________________

	Three months ended		Cumulative from
	September 30		March 26, 1993 to
	2005	2004	September 30, 2005

Revenues	$-	$-	$1,354,088

Cost of Sales	-	-	1,031,075

Gross profit	-	-	323,013

Operations
General and administrative	126,825	120,405	12,764,842
Depreciation	-	-	365,545
Research and development	-	-	15,396,966

Total Expense	126,825	120,405	28,527,353

Loss before other expenses (income)	(126,825)	(120,405)	(28,204,340)

Other expenses (income)
Interest expense	11,699	8,711	910,488
Interest income	-	-	(45,443)
Income from stock options	-	-	(10,855)
Loss on disposal of equipment	-	-	4,549

	11,699	8,711	858,739

Net loss	(138,524)	(129,116)	(29,063,079)

Other comprehensive loss
Loss (gain) on foreign exchange	-	-	106,137

Net loss and comprehensive loss	$(138,524)	$(129,116)	$(29,169,216)

Basic and Diluted net loss and comprehensive
loss per common share	$(0.00)	$(0.00)	$(0.35)

Weighted average shares of common
stock outstanding	249,895,892	249,895,892	82,590,948

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

________________________________________________________________

	Three months ended		Cumulative from
	September 30		March 26, 1993 to
	2005	2004	September 30, 2005

Cash flows from operating activities:

Net loss	$(138,524)	$(129,116)	$(29,169,216)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	-	364,304
(Gain) loss on disposal and abandonment of assets	-	-	2,005,498
Stock issued in exchange for interest	-	-	169,142
Stock issued in exchange for services and expenses	-	-	10,574,972
Stock options issued in exchange for services	-	-	3,083,390
Unrealized (loss) gain on foreign exchange	(88,309)	(83,534)	(619,178)
Other non-cash items	105,000	93,750	829,688

Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	-	-	-
Inventory	-	-	(73,323)
Sales tax receivable	-	-	(36)
Research and experimental development tax credits receivable	-	-	-
Other assets	-	-	(10,120)
(Decrease) increase in :
Accounts payables and accrued liabilities	61,833	75,150	2,131,061
Accrued salaries	50,000	43,750	760,652
Due to stockholders	-	-	5,000

Net cash used in operating activities	(10,000)	-	(9,948,166)

Cash flow from investing activities:
Increase in notes receivable	-	-	(259,358)
Reduction in notes receivable	-	-	237,652
Investment	-	-	(89,500)
Equipment	-	-	(321,567)
Equipment assembly costs	-	-	(1,999,801)
Organization cost	-	-	6,700
Reduction in security deposit	-	-	(1,542)

Net cash used in investing activities	-	-	(2,427,416)

Cash flow from financing activities:
Loans from related parties		-	4,354,835
Deferred financing costs	-	-	180,557
Proceeds from deposits	-	-	143,500
Payments on notes payable	-	-	(409,939)
Proceeds from convertible notes	-	-	754,999
Proceeds from notes payable	10,000	-	419,939
Payments on lease obligations	-	-	(86,380)
Proceeds from issuance of convertible subordinated debentures	-	-	1,035,000
Proceeds from loan payable	-	-	591,619
Payments on loan payable	-	-	(488,439)
Proceeds from issuance of stock options	-	-	20,000
Proceeds from grants	-	-	3,628,277
Proceeds from issuance of common stock	-	-	85,582
Proceeds from additional paid-in capital	-	-	2,145,775

Net cash provided by financing activities	10,000	-	12,375,325

Net (decrease) increase in cash and cash equivalents	-	-	(257)

Cash and cash equivalents - beginning of period	-	-	257

Cash and cash equivalents - end of period	$-	$-	$-

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

________________________________________________________________

	Three months ended		Cumulative from
	September 30		March 26, 1993 to
	2005	2004	September 30, 2005

Supplemental Disclosure of Non-Cash Activities:
During the year ended June 30, 2005, the Company did not issue common stock in recognition of debt. During the three month periods ended September 30, 2005 and September 30, 2004, the
Company did not issue common stock in recognition of the payment of debt.

During the year ended June 30, 2005, the Company did not issue common stock in exchange for services performed and expenses. During the three month periods ended September 30, 2005 and
September 30, 2004, the Company did not issue common stock in exchange for services performed and expenses.

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-	$232,748

Income taxes paid	$-	$-	$-

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

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

DEVELOPMENTAL STAGE

At September 30, 2005, the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

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
SEPTEMBER 30, 2005

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
SEPTEMBER 30, 2005

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

The adoption of SFAS 128 had no effect on previously reported loss per share amounts for the year ended June 30, 1997. For the years ended June 30, 2005 and June 30, 2004, Primary Loss per Share was the same as Basic Loss per Share and Fully Diluted Loss per Share was the same as Diluted Loss per Share. A net loss was reported in 2004 and 2003, and accordingly, in those years, the denominator for the Basic EPS calculation was equal to the weighted average of outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company's common stock because to do so would have been anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company's financial instruments, which principally include cash, note receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

The fair values of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At September 30, 2005 and June 30, 2005, respectively, the carrying value of all financial instruments was not materially different from fair value.

INCOME TAXES

The Company has net operating loss carryovers of approximately $30.2 million as of September 30, 2005, expiring through 2026. However, based upon present Internal Revenue Service regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock and there has been a change in control as defined by the Internal Revenue Service regulations, a substantial portion of this loss carryover may not be available to the Company.

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

The Company does not currently have research and experimental development tax credits receivable from the Canadian Federal government and the Quebec Provincial government as at September 30, 2005.

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
SEPTEMBER 30, 2005

REVENUE RECOGNITION

Revenue from the sale of TCS Systems will be recognized when the installed product is accepted by the Customer. All other revenue from other products will be recognized when shipped to the customer.

Note 2 GOING CONCERN

As reported in the accompanying financial statements, the Company incurred a net loss of $576,766 for the year ended June 30, 2005 and an additional net loss for the three month period ended September 30, 2005 in the amount of $138,524.

In March 1993, the Company had begun its developmental stage with a new business plan. As of March 2000, the Company had developed a production quality prototype of its patented system for the disintegration of scrap tires, but nonetheless continued its research and development efforts to improve the machine's performance and to permit greater flexibility in design for specific customer applications. Due to the Company's lack of working capital during the year ended June 30, 2002, all rubber crumb production was suspended and research and development efforts have been hampered. Pending receipt of funding from operations, government assistance, loans or equity financing, crumb rubber production and previous research and development efforts will not be resumed. While the Company has engaged the process of marketing the TCS System to numerous potential clients since the beginning of the fiscal year commencing July 1, 2000, as of September 30, 2005, the Company had not yet consummated an unconditional purchase order for a TCS System.

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

As at September 30, 2005, plant and equipment consisted of the following:

Furniture, fixtures and equipment	$149,516
Manufacturing equipment	62,400
Subtotal	211,916

Less: Accumulated depreciation and amortization	161,916

Total	$ 50,000

Depreciation and amortization expense charged to operations for the year ended June 30, 2005 was zero. Depreciation and amortization expense charged to operations for the three month period ended September 30, 2005 was zero.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

Note 4 GOVERNMENT LOANS

Canada Economic Development

Loans payable under the Program for the Development of Quebec SMEs based on 50% of approved eligible costs for the preparation of market development studies in certain regions. Loans are unsecured and non-interest bearing. (If the Company defaults, the loans become interest bearing at the rate of 8%).

Loan repayable over five years commencing June 30, 2000 and ending
June 30, 2004	$ 34,300
Loan repayable over five years commencing June 30, 2001 and ending
June 30, 2005	43,791
78,091
Less: Current portion	78,091
Long-term portion	$ NIL

Principal repayments are as follows:
June 30	Amount

2006	$78,091

Note 5 CAPITAL LEASE OBLIGATIONS

The Company leases certain manufacturing equipment under agreements classified as capital leases. The cost and the accumulated amortization for such equipment as of September 30, 2005 and June 30, 2005 was $62,400 and $62,400, respectively. The equipment under capital leases has been included in property and equipment on the balance sheet. The Company is in arrears on payment of these leases but default has not been declared. The lease expired on June 30, 2004. The leased equipment is not part of the Company's TCS System prototype.

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

Note 7 CONVERTIBLE NOTES

The Convertible Notes appearing on the balance sheet consisted of an investment arrangement with a group of institutional investors involving a multi-stage financing under which the Company had access to, at its option, up to $5,000,000. A first tranche of $750,000 was completed but no further draw downs were made. The terms of the convertible note were:

Balance at September 30, 2005	$399,389

Interest rate	8%, payable quarterly, commencing
June 30, 2001

Issue date	February 26, 2001

Maturity date	February 26, 2003

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

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

Note 8 CONVERTIBLE NOTES

A convertible note, under a private arrangement, consists of the following:

Balance at September 30, 2005	$ 185,556

Interest rate	8%

Issue date	July 19th, 2000

Maturity date	January 19th, 2002

Redemption rights	If not converted, the holder may require the
Company to redeem at any time after maturity
for the principal amount plus interest.

Conversion ratio	Not convertible prior to July 19th, 2001, at 20%
discount to market between July 19th, 2001 and
January 19th, 2002 or at 25% to market if held
to maturity, to a maximum of not more than
2,500,000 shares.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

During the first quarter of Fiscal 2006, the Company completed a private placement with two investors having a total aggregate value of US$10,000, one for $2,500 and the other for $7,500. Insofar as the Company does not have enough common shares available for issuance, the investors agreed to accept that the investment would be in the form of non-interest-bearing convertible debt with no fixed terms of repayment. When an adequate number of common shares become available, these investors will be able to convert their loans at a price of US$0.005 per share. Any conversion would be proportionally adjusted in the event of stock splits or reverse splits. In consideration of the agreed upon conversion price, prior to any possible adjustments, the company would issue 2,000,000 common shares. Until such time of any conversion, the US$10,000 is recorded as a liability on the Company's Balance Sheet.

Note 9 RELATED PARTY TRANSACTIONS

Convertible loans include amounts primarily due to Directors, Officers and employees. Historically, such amounts due have been repaid through the issuance of stock. At September 30, 2005 and June 30, 2005, the balances owing to Directors and Officers was $2,031,929 and $1,926,929, respectively. These amounts are without interest or terms of repayment.

Long-term deposits and notes included an amount of $118,500 at September 30, 2005, which is payable to Ocean Tire Recycling & Processing Co., Inc., a company owned by a Director of the Company.

Note 10 COMMON STOCK

During the year ended June 30, 2005 and the three month period ended September 30, 2005, the Company did not issue any common stock in exchange for services performed.

During the year ended June 30, 2004, an Officer of the Company exercised stock options pursuant to a services agreement. The exercise of these stock options entitled the Officer to 1,500,000 common shares of the Company on a cash-less basis. The Company does not have sufficient authorized and unissued shares available at September 30, 2005 for issuance of this stock and as such, the amount attributable to these shares has been recorded as part of the balances owing to Directors and Officers included in Convertible loans. As reported in Note 8, the Company has accepted a grand total of $10,000 from two investors in the form of a convertible debt. The conversion terms would require the issuance of 2,000,000 shares, subject to adjustments. Until the Company has enough shares to issue to satisfy this obligation, the $10,000 is recorded as a debt.

On January 31, 2001, the Company's stockholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock, par value $0.001, from 165,000,000 shares to 250,000,000 shares.

As at September 30, 2005, the Company had 249,895,892 Common shares issued and outstanding, versus its authorization of 250,000,000 shares.

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

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

Note 12 GOVERNMENT ASSISTANCE

The Company is eligible for and has made claims for tax credits related to scientific research and experimental development expenditures made in Canada. These amounts, under Canadian Federal and Provincial tax law in conjunction with its annual tax return filings, need not be offset against taxes otherwise payable to become refundable to the Company at the end of its fiscal year. As such, during the year ended June 30, 2003, the Company received approximately $246,970, which was recorded as an increase in stockholders' equity paid-in capital. During the years ended June 30, 2004 and June 30, 2005 and the three month period ended September 30, 2005, the Company did not make any additional claims for tax credits as it was not eligible to do so and, as such, the Company did not record any additional tax credits receivable. The previous receivable balance in respect of tax credits from these governments went from $246,970 as of June 30, 2002 to zero as of June 30, 2003 and remained as such as of June 30, 2004, June 30, 2005 and September 30, 2005.

Note 13 COMMITMENTS

Rental expense for the year ended June 30, 2005 amounted to zero. Rental expense for the three month period ended September 30, 2005 amounted to zero.

At September 30, 2005, the Company was in arrears of rent, including interest and related charges, in the approximate amount of $560,000. A settlement agreement with the former landlord is in place under the terms of which the Company would pay to the former landlord the sum of $140,000 from the proceeds to the Company of revenues from each of the first four sales of TCS Systems.

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

Item 3 - Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer, who is the Company's principal executive officer, and its Chief Financial Officer, who is the Company's principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to The Tirex Corporation, including its consolidated subsidiaries, required to be included in this report and the other reports that the Company files or submits under the Securities Exchange Act of 1934. During the first fiscal quarter of 2006, there have been no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the three month period ended September 30, 2005. This discussion also includes events which occurred subsequent to the end of the last quarter and contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)","believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

Since our very recent filing of the Company's 10-KSB Report in mid-September 2005, we have not been able to make any substantial progress in bringing any sales of TCS Systems to fruition. We invite our investors and potential investors to consult our Fiscal 2005 10-KSB for a more complete picture of our marketing efforts over the last few years.

We announced in March 2000 that our tire recycling technology was ready for replication and commercialization. The early demonstrations of the prototype TCS-1 generated substantial interest but no concrete sales. We then put into place those elements which would assist in our marketing efforts, starting with the accreditation for our system by Recyc-Québec and showed this documentation to prospective customers, some of whom had traveled to Montreal to see the prototype working. While this accreditation probably provided some measure of assurance to potential customers, it was not adequate in itself to concretize sales. The systems still did not have a demonstrable long-term track record, and, in the absence of performance guarantees, potential customers, or their financial backers still did not accept the risks that buying into a new technology entailed. Therefore, the Company signed its License Agreement with Simpro S.p.A. of Italy in January of 2003, and thus created the potential that performance guarantees could be offered. This possibility of a performance guarantee, backed by major international insurance companies, renewed interest in our technology and has led to several very interesting potential customers. Regardless, there remains substantial reticence on the part of either the customers or their financial backers, the effect of which has been to impose substantial delays in bringing projects to fruition. While Management remains more confident than ever about the imminence of a first sale, it remains that, as of September 30, 2005, and even as of the date of this report, no purchase/sale contracts had been written.

In January 2003, the Company entered into a License Agreement with Simpro S.p.A. for exclusive manufacturing rights and for non-exclusive marketing rights with respect to TCS Systems. To date, Simpro has not sold any systems.

The installed cost of a TCS-2 System to an entrepreneur, depending on the system configuration, the condition of the feedstock and the output requirements and excluding building and infrastructure costs, is in the vicinity of Euros 5.500,000 (approximately US$6.6 million using an approximate exchange rate of US$1.20 = 1 Euro). This represents a substantial investment for an entrepreneur and, even with performance guarantees available to substitute for the lack of a significant operating history, entrepreneurs or their financial backers have heretofore been reticent to accept the risk of purchasing a new technology. Simpro has been able to obtain insurance backing to support their offer of limited performance guarantees, and such potential is expected to assist the marketing effort. Management is of the opinion, however, that insofar as the systems are normally priced in Euros, the relative value of the Euro against the US dollar has been detrimental to the sales efforts.

During the last quarter of Fiscal 2005, we initiated discussions with Virginia-based TPG-USA Inc. This company is engaged in management and marketing in numerous industrial sectors, many of which are characterized by a basis in high-technology. This group already has numerous realizations to its credit, including many major industrial projects. They have represented to us that they have very good connections with the highest levels of banking, finance and politics in the Middle East and in Morocco.

Communications with TPG-USA intensified over the summer of 2005 and we are aware that they are attempting to develop projects involving our technology in certain overseas markets. While they have expressed optimism as to the possible end result, as of September 30, 2005, no firm contracts had been signed. Further information on TPG-USA can be obtained from their web site: www.tpgusa.org. On this site, one can navigate through "business lines" to "recycling and waste management" where the Tirex technology is featured.

At present, the Company and its strategic partners, Simpro and TPG-USA Inc. are currently working intensively with entrepreneurs in Southeast Asia, the Middle East, North Africa and Mexico. Simpro is dealing with potential customers in Europe, South America and Africa. We, TPG-USA and Simpro have been able to ascertain that these potential customers are bona fide in nature. Regardless, there can be no guarantee that any of these potential customers will actually sign an unconditional sales contract.

The finalizing of the License Agreement with Simpro means that the gross revenues from these sales will be recorded on Simpro's books, not in the books of Tirex. The amount remitted back to Tirex will take the form of a royalty and will be accounted for as such. Even if these sales would have been set up in such a way as to be recordable on the books of Tirex, generally accepted accounting principles in effect in the USA would have prevented the Company from recognizing the revenue as such until the systems would have been accepted by the customers. Given the time line required to manufacture, install and have accepted these systems, it is quite unlikely that these revenues would become recognizable during our fiscal year which will end June 30, 2006. By extension, the same principles would apply to the royalty to be received by Tirex. While the Company will benefit from the periodic cash inflows resulting from progress payments during the next approximately ten months, the royalty will, in fact, not have been earned until the systems are accepted by the customers.

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

During the first quarter of Fiscal 2006, our president completed a very small private placement with two investors having a total aggregate value of US$10,000, one for US$2,500 and the other for US$7,500. Insofar as we do not have nearly enough common shares available for issuance, the investors agreed to accept that the investment would be in the form of non-interest-bearing convertible debt with no fixed terms of repayment. When an adequate number of common shares will become available, these investors will be able to convert their loans at a price of ½ cent per share. Any conversion would be proportionally adjusted in the event of stock splits or reverse splits. In consideration of the agreed upon conversion price, prior to any possible adjustments, the company would issue 2,000,000 common shares. Until such time of any conversion, the US$10,000 is recorded as a liability on our Balance Sheet. The cash was used to pay general company expenses.

Because of the lengthy delay preceding the commencement of commercial operations, we have historically had to cover our overhead costs from sources other than from commercial revenues. We expect that some portion of our future overhead costs, which may be quite significant, will continue to be covered from sources other than commercial revenues. Since March of 2003, our monthly our-of-pocket cash costs have been reduced to negligible amounts, and thus our requirement to find financial resources to fund operations is minimal. Our current condition remains that we have negligible cash and no operating cash inflows. Our cash flow deficit condition will continue until such time as the Company will start generating revenues from the sale of TCS Systems. Until we can succeed in securing an unconditional sales contract for the sale of one or more systems employing our technology, the company will not be engaging any significant financial commitments and will not be engaging in any significant research and development activities nor increasing employment.

While we have initiated marketing of TCS Systems and have in place a License Agreement, as of September 30, 2005, no unconditional sales orders for TCS Systems had been received and manufacturing of TCS Systems has not been initiated. We continue to anticipate that we will begin selling or licensing out the sale of TCS Systems and thus initiating the manufacturing of these systems on a commercial soon. However, unless and until we successfully develop and commence TCS System manufacturing and sales operations on a full-scale commercial level, we will not generate significant revenues from operations. Accordingly, we would be obligated to attempt to seek non-commercial sources of cash inflows to support operations until TCS Systems sales and manufacturing operations would become a reality. In the event of such a circumstance, there can further be no assurance that such non-commercial funding would be available at all or on terms acceptable to management. Except for activities related to the recycled crumb rubber industry, as noted above and in previous filings, we have never engaged in any other significant business activities.

Liquidity and Capital Resources

As of September 30, 2005, the Company had total assets of $233,297 as compared to $233,297 at September 30, 2004 reflecting no change, and also no change versus total assets at June 30, 2005. There were no changes in the value of individual assets, representing Notes Receivable, Inventory, Property and Equipment and an Investment, from September 30, 2004 to September 30, 2005 and from June 30, 2005 to September 30, 2005.

As of September 30, 2005, the Company had total liabilities of $5,261,028 as compared to $4,540,362 at September 30, 2004, reflecting an increase of $720,666, and reflecting an increase of $226,833 versus total liabilities as at June 30, 2005, which total amounted to $5,034,195. The increase in total liabilities from September 30, 2004 to September 30, 2005 is primarily attributable to an increase of $256,917 in Accounts Payable and Accrued Liabilities, by a decrease of $186,967 in Convertible Notes and by an increase of $640,717 in Convertible Loans. The increase in total liabilities from June 30, 2005 to September 30, 2005 is primarily attributable to an increase of $118,833 in Accounts Payable and Accrued Liabilities and to an increase of $105,000 in Convertible Loans.

Reflecting the foregoing, the financial statements indicate that as at September 30, 2005, the Company had a working capital deficit (current assets minus current liabilities) of $2,449,151 compared to a working capital deficit of $2,192,235 as at September 30, 2004, reflecting an increase of $256,916. The working capital deficit of $2,449,151 as at September 30, 2005 compares to a working capital deficit of $2,337,318 as at June 30, 2005, reflecting an increase of $111,833.

Operations

The financial statements which are included in this report reflect total operations and other expenses of $138,524 for the three month period ended September 30, 2005 versus $129,116 for the comparative three month period ended September 30, 2004, reflecting an increase of $9,408. The Company has ceased Research and Development activities thereby resulting in a significant decrease in personnel expenses and other Research and Development expenses compared with prior periods.

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

From inception (July 15, 1987) through September 30, 2005, the Company has incurred a cumulative net loss of $30,226,572. Approximately $1,057,356 of such cumulative net loss was incurred prior to the inception of the Company's present business plan, in connection with the Company's discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced the proposed health care operations and therefore, generated no revenues therefrom.

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

        We are presently a party in the following legal proceedings, the status of which has not changed since the Company filed its Annual Report on Form 10-KSB for the Fiscal Year ended June 30, 2005.

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

Item 4 - Submission of Matters to a Vote of Security Holders

During the three-month period ended September 30, 2005, there were no submissions of matters to a vote of Security Holders.

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

THE TIREX CORPORATION

Date: November 10, 2005	By /s/ John L. Threshie,jr.
John L. Threshie, Jr. President

Date: November 10, 2005	By /s/ Michael Ash
Michael Ash, Treasurer and
Chief Accounting and Financial Officer