Form 10QSB
period 2006-02-13
Tirex CORP
filed 2006-02-14
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended December 31, 2005

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

(514) 288-5356
(Issuer's telephone number, including area code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   X           No___

APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding for each of the issuer's classes of common equity, as of February 1, 2005 :249,895,892 shares

        Transitional Small Business Disclosure Format (check one): Yes ___         No    X

The Tirex Corporation
(A Development Stage Company)

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)	Page

The Tirex Corporation and Subsidiaries Consolidated Balance Sheets as of December 31, 2005

Consolidated Statements of Operations for the three and six month periods ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows for the three and six month periods ended December 31, 2005 and 2004

Notes to Financial Statements (Unaudited)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 – Controls and Procedures

PART II B OTHER INFORMATION

Item 1 - Legal Proceedings
Item 2 - Changes in Securities and Use of Proceeds
Item 3 - Defaults Upon Senior Securities
Item 4 - Submission of Matters to a Vote of Security Holders
Item 5 – Other Information
Item 6 - Exhibits and Reports on Form 8-K

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED BALANCE SHEET
AS AT DECEMBER 31, 2005
December 31,
2005

ASSETS

Current Assets
Cash and cash equivalents	$-
Accounts receivable	-
Notes receivable	20,475
Inventory	73,322
Research and Experimental Development tax credits receivable	-
93,797

Property and equipment,
salvage value	$-
-
Other assets	20,475
Investment, at cost	73,322
-

$93,797

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$2,510,304
Current portion of long-term debt	78,091
2,588,395

Other liabilities
Long-term deposits and notes	217,500
Government loans (net of current)	-
Capital lease obligations (net of current)	-
Convertible notes	399,389
Convertible notes	195,556
Convertible loans	2,010,635
2,823,080

5,411,475
Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized
250,000,000 shares, issued and outstanding
249,895,892 shares (June 30, 2005 - 249,895,892 shares)	249,896
Additional paid-in capital	25,222,219
Deficit accumulated during the development stage	(30,031,337)
Unrealized gain (loss) on foreign exchange	(618,956)
(5,178,177)

$233,297

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended		Six months ended		Cumulative from
	December 31		December 31		March 26, 1993 to
	2005	2004	2005	2004	December 31, 2005

Revenues	$-	$-	$-	$-	$1,354,088

Cost of Sales	-	-	-	-	1,031,075

Gross profit	-	-	-	-	323,013

Operations
General and administrative	138,950	150,485	265,776	270,890	12,903,793
Depreciat	-	-	-	-	365,545
Research and development	-	-	-	-	15,396,966

Total Expense	138,950	150,485	265,776	270,890	28,666,304

Loss before other expenses (income)	(138,950)	(150,485)	(265,776)	(270,890)	(28,343,291)

Other expenses (income)
Interest expense	11,699	8,711	23,397	17,422	922,186
Interest income	-	-	-	-	(45,443)
Income from stock options	-	-	-	-	(10,855)
Loss on disposal of equipment	-	-	-	-	4,549

	11,699	8,711	23,397	17,422	870,437

Net loss	(150,649)	(159,196)	(289,173)	(288,312)	(29,213,728)

Other comprehensive loss
Loss (gain) on foreign exchange	-	-	-	-	106,137

Net loss and comprehensive loss	$(150,649)	$(159,196)	$(289,173)	$(288,312)	$(29,319,865)

Basic and Diluted net loss and comprehensive
loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.35)

Weighted average shares of common
stock outstanding	249,895,892	249,895,892	249,895,892	249,895,892	84,840,919

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended		Six months ended		Cumulative from
	December 31		December 31		March 26, 1993 to
	2005	2004	2005	2004	December 31, 2005

Cash flows from operating activities:

Net loss	$(150,649)	$(159,196)	$(289,173)	$(288,312)	$(29,319,865)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	-	-	-	364,304
(Gain) loss on disposal and abandonment of assets	-	-	-	-	2,005,498
Stock issued in exchange for interest	-	-	-	-	169,142
Stock issued in exchange for services and expenses	-	-	-	-	10,574,972
Stock options issued in exchange for services	-	-	-	-	3,083,390
Unrealized (loss) gain on foreign exchange	202	(76,984)	(88,107)	(160,518)	(618,976)
Other non-cash items	55,000	138,750	110,000	232,500	834,688

Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	-	-	-	-	-
Inventory	-	-	-	-	(73,323)
Sales tax receivable	-	-	-	-	(36)
Research and experimental development tax credits receivable	-	-	-	-	-
Other assets	-	-	-	-	(10,120)
(Decrease) increase in :
Accounts payables and accrued liabilities	45,447	28,680	157,280	103,830	2,226,508
Accrued salaries	50,000	68,750	100,000	112,500	810,652
Due to stockholders	-	-	-	-	5,000

Net cash used in operating activities	-	-	(10,000)	-	(9,948,166)

Cash flow from investing activities:
Increase in notes receivable	-	-	-	-	(259,358)
Reduction in notes receivable	-	-	-	-	237,652
Investment	-	-	-	-	(89,500)
Equipment	-	-	-	-	(321,567)
Equipment assembly costs	-	-	-	-	(1,999,801)
Organization cost	-	-	-	-	6,700
Reduction in security deposit	-	-	-	-	(1,542)

Net cash used in investing activities	-	-	-	-	(2,427,416)

Cash flow from financing activities:
Loans from related parties					4,354,835
Deferred financing costs	-	-	-	-	180,557
Proceeds from deposits	-	-	-	-	143,500
Payments on notes payable	-	-	-	-	(409,939)
Proceeds from convertible notes	-	-	-	-	754,999
Proceeds from notes payable	-	-	10,000	-	419,939
Payments on lease obligations	-	-	-	-	(86,380)
Proceeds from issuance of convertible subordinated debentures	-	-	-	-	1,035,000
Proceeds from loan payable	-	-	-	-	591,619
Payments on loan payable	-	-	-	-	(488,439)
Proceeds from issuance of stock options	-	-	-	-	20,000
Proceeds from grants	-	-	-	-	3,628,277
Proceeds from issuance of common stock	-	-	-	-	85,582
Proceeds from additional paid-in capital	-	-	-	-	2,145,775

Net cash provided by financing activities	-	-	10,000	-	12,375,325

Net (decrease) increase in cash and cash equivalents	-	-	-	-	(257)

Cash and cash equivalents - beginning of period	-	-	-	-	257

Cash and cash equivalents - end of period	$-	$-	$-	$-	$-

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended		Six months ended		Cumulative from
	December 31		December 31		March 26, 1993 to
	2005	2004	2005	2004	December 31, 2005

Supplemental Disclosure of Non-Cash Activities:
During the year ended June 30, 2005, the Company did not issue common stock in recognotion of the payment of debt. During the six month periods ended December 31, 2005 and December 31, 2004, the
Company did not issue common stock in recognition of the payment of debt.

During the year ended June 30, 2005, the Company did not issue common stock in exchange for services performed and expenses. During the six month periods ended December 31, 2005 and
December 31, 2004, the Company did not issue common stock in exchange for services performed and expenses.

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-	$-	$-	$232,748

Income taxes paid	$-	$-	$-	$-	$-

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

DEVELOPMENTAL STAGE

At December 31, 2005, the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

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
DECEMBER 31, 2005

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
DECEMBER 31, 2005

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

The fair values of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At December 31, 2005 and June 30, 2005, respectively, the carrying value of all financial instruments was not materially different from fair value.

INCOME TAXES

The Company has net operating loss carryovers of approximately $30.3 million as of December 31, 2005, expiring through 2026. However, based upon present Internal Revenue Service regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock and there has been a change in control as defined by the Internal Revenue Service regulations, a substantial portion of this loss carryover may not be available to the Company.

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

The Company does not currently have research and experimental development tax credits receivable from the Canadian Federal government and the Quebec Provincial government as at December 31, 2005.

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
DECEMBER 31, 2005

are translated at average exchange rates during the year. Currency transaction gains or losses are recognized in current operations.

REVENUE RECOGNITION

Revenue from the sale of TCS Systems will be recognized when the installed product is accepted by the Customer. All other revenue from other products will be recognized when shipped to the customer.

Note 2 GOING CONCERN

As reported in the accompanying financial statements, the Company incurred a net loss of $576,766 for the year ended June 30, 2005 and an additional net loss for the six month period ended December 31, 2005 in the amount of $289,173.

In March 1993, the Company had begun its developmental stage with a new business plan. As of March 2000, the Company had developed a production quality prototype of its patented system for the disintegration of scrap tires, but nonetheless continued its research and development efforts to improve the machine's performance and to permit greater flexibility in design for specific customer applications. Due to the Company's lack of working capital during the year ended June 30, 2002, all rubber crumb production was suspended and research and development efforts have been hampered. Pending receipt of funding from operations, government assistance, loans or equity financing, crumb rubber production and previous research and development efforts will not be resumed. While the Company has engaged the process of marketing the TCS System to numerous potential clients since the beginning of the fiscal year commencing July 1, 2000, as of December 31, 2005, the Company had not yet consummated an unconditional purchase order for a TCS System.

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

As at December 31, 2005, plant and equipment consisted of the following:

Furniture, fixtures and equipment	$149,516
Manufacturing equipment	62,400
Subtotal	211,916

Less: Accumulated depreciation and amortization	161,916

Total	$ 50,000

Depreciation and amortization expense charged to operations for the year ended June 30, 2005 was zero. Depreciation and amortization expense charged to operations for the six month period ended December 31, 2005 was zero.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

Note 5 CAPITAL LEASE OBLIGATIONS

The Company leases certain manufacturing equipment under agreements classified as capital leases. The cost and the accumulated amortization for such equipment as of December 31, 2005 and June 30, 2005 was $62,400 and $62,400, respectively. The equipment under capital leases has been included in property and equipment on the balance sheet. The Company is in arrears on payment of these leases but default has not been declared. The lease expired on June 30, 2004. The leased equipment was not part of the Company's TCS System prototype.

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

Note 7 CONVERTIBLE NOTES

The Convertible Notes appearing on the balance sheet consisted of an investment arrangement with a group of institutional investors involving a multi-stage financing under which the Company had access to, at its option, up to $5,000,000. A first tranche of $750,000 was completed but no further draw downs were made. The terms of the convertible note were:

Balance at December 31, 2005	$399,389

Interest rate	8%, payable quarterly, commencing
June 30, 2001

Issue date	February 26, 2001

Maturity date	February 26, 2003

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

Redemption rights	If not converted, the holder may require the
Company to redeem at any time after maturity
for the principal amount pus interest.

Conversion ratio	Lower of (i) – 80% of the average of the three
lowest closing bid prices for the thirty trading
days prior to the issue date, which equals
$.073, or (ii) – 80% of the average of the three
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

Note 8 CONVERTIBLE NOTES

A convertible note, under a private arrangement, consists of the following:

Balance at December 31, 2005	$ 185,556

Interest rate	8%

Issue date	July 19th, 2000

Maturity date	January 19th, 2002

Redemption rights	If not converted, the holder may require the Company to redeem at any time after maturity for the principal amount plus interest.

Conversion ratio	Not convertible prior to July 19th, 2001, at 20% discount to market between July 19th, 2001 and January 19th, 2002 or at 25% to market if held to maturity, to a maximum of not more than 2,500,000 shares.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

Note 9 RELATED PARTY TRANSACTIONS

Convertible loans include amounts primarily due to Directors, Officers and employees. Historically, such amounts due have been repaid through the issuance of stock. At December 31, 2005 and June 30, 2005, the balances owing to Directors and Officers was $2,136,929 and $1,926,929, respectively. These amounts are without interest or terms of repayment.

Long-term deposits and notes included an amount of $118,500 at December 31, 2005, which is payable to Ocean Tire Recycling & Processing Co., Inc., a company owned by a Director of the Company.

Note 10 COMMON STOCK

During the year ended June 30, 2005 and the six month period ended December 31, 2005, the Company did not issue any common stock in exchange for services performed.

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

As at December 31, 2005, the Company had 249,895,892 Common shares issued and outstanding, versus its authorization of 250,000,000 shares.

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

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

Note 12 GOVERNMENT ASSISTANCE

The Company is eligible for and has made claims for tax credits related to scientific research and experimental development expenditures made in Canada. These amounts, under Canadian Federal and Provincial tax law in conjunction with its annual tax return filings, need not be offset against taxes otherwise payable to become refundable to the Company at the end of its fiscal year. As such, during the year ended June 30, 2003, the Company received approximately $246,970, which was recorded as an increase in stockholders' equity paid-in capital. During the years ended June 30, 2004 and June 30, 2005 and the three month period ended September 30, 2005, the Company did not make any additional claims for tax credits as it was not eligible to do so and, as such, the Company did not record any additional tax credits receivable. The previous receivable balance in respect of tax credits from these governments went from $246,970 as of June 30, 2002 to zero as of June 30, 2003 and remained as such as of June 30, 2004, June 30, 2005 and December 31, 2005.

Note 13 COMMITMENTS

Rental expense for the year ended June 30, 2005 amounted to zero. Rental expense for the six month period ended December 31, 2005 amounted to $6,392.

At December 31, 2005, the Company was in arrears of rent, including interest and related charges, with respect to its previous location on St. Patrick Street in Montreal, in the approximate amount of $560,000. A settlement agreement with the former landlord is in place under the terms of which the Company would pay to the former landlord the sum of $140,000 from the proceeds to the Company of revenues from each of the first four sales of TCS Systems.

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

Item 3 - Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer, who is the Company's principal executive officer, and its Chief Financial Officer, who is the Company's principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to The Tirex Corporation, including its consolidated subsidiaries, required to be included in this report and the other reports that the Company files or submits under the Securities Exchange Act of 1934. During the second fiscal quarter of 2006, there have been no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the three month period ended December 31, 2005. This discussion also includes events which occurred subsequent to the end of the last quarter and contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)","believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. In March 2000, we announced that our tire recycling technology was ready for replication and commercialization. Since Fiscal 2001, we have demonstrated our technology to numerous groups from Asia, Europe, North and South and America and the Caribbean, as well as to some shareholders and potential strategic alliance partners. While numerous Letters of Intent were signed during the early marketing stage, none materialized into firm purchase contracts. Management attributed these failures to proceed to firm contracts to the lack of a track record for the TCS technology, or alternatively, to the Company's inability to provide performance guarantees. The Company signed its License Agreement with Simpro S.p.A. of Italy in January of 2003, and thus created the potential that performance guarantees could be offered. However, as of December 31, 2005, no purchase/sale contracts had yet been written.

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

The lack of a significant track record relative to the operation and output of the TCS System has proven to be difficult hurdle to overcome in making TCS System sales. The installed cost of a TCS-1 System to an entrepreneur, depending on the system configuration, the condition of the feedstock and the output requirements and excluding building and infrastructure costs, is in the vicinity of Euros 4,300,000 (approximately US$5.2 million at prevailing exchange rates). For a TCS-2, the comparable cost to the entrepreneur is in the vicinity of Euros 5,500,000 (approximately US$6.66 million at prevailing exchange rates). This represents a substantial investment for an entrepreneur and, without performance guarantees to substitute for the lack of a significant operating history, entrepreneurs or their financial backers have heretofore been unwilling to accept the risk of purchasing a new technology. Simpro has been able to obtain insurance backing to support their offer of limited performance guarantees, and such potential is expected to assist the marketing effort. Simpro is now offering limited Performance Guarantees. Management is of the opinion that, insofar as the systems are normally priced in Euros, the continuing appreciation of the Euro against the US dollar is having a negative on the sales efforts.

During Fiscal 2005 and in the first half of Fiscal 2006, the Company and Simpro have responded to numerous requests for information. Out of these requests, several opportunities have presented themselves which merited the expenditure of considerable effort to close a Purchase and Sales Agreement. Of the most recent opportunities, it has been recently represented to us that project financing is in place for projects in Morocco, the Middle East, Puerto Rico and the Dominican Republic.. The

Moroccan initiative could also be extended to a Quebec-based project. Interest has also been generated in France and in South America but these opportunities will not conclude until there is at least another system having been ordered by somebody elsewhere and more likely until there is a fully-operating system. Tirex and Simpro are still actively pursuing opportunities in Mexico, Europe, Australia, Brazil, Malaysia, and Botswana. However, regardless of Management's optimism as the various opportunities enunciated above, there can be no assurance that these opportunities will actually result in unconditional sales contracts.

The finalizing of the License Agreement with Simpro means that the gross revenues from sales will be recorded on Simpro's books, not in the books of Tirex. The amount remitted back to Tirex will take the form of a royalty and will be accounted for as such. Regardless of the contract structure and the accounting effects which result, accepted accounting principles in effect in the USA have the effect that the revenues to Tirex resulting from such transactions will not be recognizable until the systems will have been accepted by the customers. Given the time line required to manufacture, install and have accepted these systems, it is quite impossible that any revenues would become recognizable during our fiscal year which will end June 30, 2006. While the Company will benefit from the periodic cash inflows resulting from progress payments during the next approximately ten months, the royalty will, in fact, not have been earned until the systems are accepted by the customers.

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

Because of the lengthy delay preceding the commencement of commercial operations, we have historically had to cover our overhead costs from sources other than from commercial revenues. We expect that some portion of our future overhead costs, which may be quite significant, will continue to be covered from sources other than commercial revenues. Until December of 2001, our monthly operating costs were about US$100,000 per month. With the cessation of production activities and the scaling back of research and development expenditures starting in January of 2002, our monthly costs were reduced to approximately US$35,000 per month. Since March of 2003, our monthly our-of-pocket cash costs have been reduced to inconsequential amounts, and thus our requirement to find financial resources to fund operations is minimal. Our greatest expense, from an accounting standpoint, is for salaries. These salaries have not been paid for over three years, but rather set up as payables. Our cash flow deficit condition will continue until such time as the Company will start generating revenues from the sale of TCS Systems. Until we can succeed in securing an unconditional sales contract for the sale of one or more systems employing our technology, the company will not be engaging any significant financial commitments and will not be engaging in any significant research and development activities nor increasing employment.

While we have initiated marketing of TCS Systems and have in place a License Agreement, as of December 31, 2005, no unconditional sales orders for TCS Systems had been received and manufacturing of TCS Systems has not been initiated. We do anticipate that we will begin selling or licensing out the sale of TCS Systems and thus initiating the manufacturing of these systems on a commercial basis in the near future. Unless and until we successfully develop and commence TCS System manufacturing and sales operations on a full-scale commercial level, we will not generate significant revenues from operations. Accordingly, we would be obligated to attempt to seek noncommercial sources of revenues to support operations until TCS Systems sales and manufacturing operations would become a reality. In the event of such a circumstance, there can further be no assurance that such non-commercial revenue funding would be available at all or on terms acceptable to management. Except for activities related to the recycled crumb rubber industry, as noted above and in previous filings, we have never engaged in any other significant business activities.

Liquidity and Capital Resources

As of December 31, 2005, the Company had total assets of $233,297 as compared to $233,297 at December 31, 2004 reflecting no change, and also no change versus total assets at June 30, 2005. There were no changes in the value of individual assets, representing Notes Receivable, Inventory, Property and Equipment and an Investment, from December 31, 2004 to December 31, 2005 and from June 30, 2005 to December 31, 2005.

As of December 31, 2005, the Company had total liabilities of $5,411,475 as compared to $4,776,542 at December 31, 2004, reflecting an increase of $634,933, and reflecting an increase of $377,280 versus total liabilities as at June 30, 2005, which total amounted to $5,034,195. The increase in total liabilities from December 31, 2004 to December 31, 2005 is primarily attributable to an increase of $204,934 in Accounts Payable and Accrued Liabilities, by a decrease of $176,967 in Convertible Notes and by an increase of $606,967 in Convertible Loans. The increase in total liabilities from June 30, 2005 to December 31, 2005 is primarily attributable to an increase of $157,280 in Accounts Payable and Accrued Liabilities and to an increase of $210,000 in Convertible Loans.

Reflecting the foregoing, the financial statements indicate that as at December 31, 2005, the Company had a working capital deficit (current assets minus current liabilities) of $2,494,598 compared to a working capital deficit of $2,289,664 as at December 31, 2004, reflecting an increase of $204,934. The working capital deficit of $2,494,598 as at December 31, 2005 compares to a working capital deficit of $2,337,318 as at June 30, 2005, reflecting an increase of $157,280.

The financial statements which are included in this report reflect total operations and other expenses of $289,173 for the six month period ended December 31, 2005 versus $288,312 for the comparative six month period ended December 31, 2004, reflecting an increase of $861. The Company has ceased Research and Development activities thereby resulting in a significant decrease in personnel expenses and other Research and Development expenses compared with prior periods.

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

From inception (July 15, 1987) through December 31, 2005, the Company has incurred a cumulative net loss of $30,377,221. Approximately $1,057,356 of such cumulative net loss was incurred prior to the inception of the Company's present business plan, in connection with the Company's discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced the proposed health care operations and therefore, generated no revenues therefrom.

PART II: OTHER INFORMATION

Item 1:

Item 1 - Legal Proceedings

        We are presently a party in the following legal proceedings, the status of which has not changed since the Company filed its Quarterly Report on Form 10-QSB for the first quarter of Fiscal 2006.

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

Item 4 - Submission of Matters to a Vote of Security Holders

During the three-month period ended December 31, 2005, there were no submissions of matters to a vote of Security Holders.

Item 5 – Other Information

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

THE TIREX CORPORATION

Date: February 14, 2006	By	/s/ John L. Threshie,jr.
John L. Threshie, Jr. President

Date: February 14, 2006	By	/s/ Michael Ash
Michael Ash, Treasurer and
Chief Accounting and Financial Officer