Form 10QSB
period 2006-03-31
Tirex CORP
filed 2006-05-09
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended March 31, 2006

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from to

Commission File Number 33-17598-NY

THE TIREX CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	22-2824362
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

PO Box 22002, 1307 Ste-Catherine Street West
Montreal, Quebec, Canada H3G-2V9
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

        State the number of shares outstanding for each of the issuer's classes of common equity, as of May 1, 2006 :249,895,892 shares

        Transitional Small Business Disclosure Format (check one): Yes ___         No    X

The Tirex Corporation
(A Development Stage Company)

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)	Page

The Tirex Corporation and Subsidiaries Consolidated Balance Sheets as of March 31, 2006

Consolidated Statements of Operations for the three and nine month periods ended March 31, 2006 and 2005

Consolidated Statements of Cash Flows for the three and nine month periods ended March 31, 2006 and 2005

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

The financial statements are not audited. However, Management of registrant believes that all necessary adjustments, including normal recurring adjustments, have been reflected to present fairly the financial position of registrant at March 31, 2006 and the results of its operations and changes in its cash position for the three and nine month periods ended March 31, 2006 and 2005 and for the period from inception (July 15, 1987).

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED BALANCE SHEET

AS AT MARCH 31, 2006

March 31,
2006

ASSETS

Current Assets
Cash and cash equivalents	$-
Accounts receivable	-
Notes receivable	20,475
Inventory	73,322
Research and Experimental Development tax credits receivable	-
93,797

Property and equipment,
salvage value	50,000

Other assets
Investment, at cost	89,500
89,500

$233,297

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$2,526,981
Current portion of long-term debt	78,091
2,605,072

Other liabilities
Long-term deposits and notes	217,500
Government loans (net of current)	-
Capital lease obligations (net of current)	-
Convertible notes	399,389
Convertible notes	195,556
Convertible loans	2,115,635
2,928,080

5,533,152
Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized
250,000,000 shares, issued and outstanding
249,895,892 shares (June 30, 2005 - 249,895,892 shares)	249,896
Additional paid-in capital	25,222,219
Deficit accumulated during the development stage	(30,160,600)
Unrealized gain (loss) on foreign exchange	(611,370)
(5,299,855)

$233,297

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended		Nine months ended		Cumulative from
	March 31		March 31		March 26, 1993 to
	2006	2005	2006	2005	March 31, 2006

Revenues	$-	$-	$-	$-	$1,354,088

Cost of Sales	-	-	-	-	1,031,075

Gross profit	-	-	-	-	323,013

Operations
General and administrative	117,564	116,705	383,340	387,595	13,021,357
Depreciat	-	-	-	-	365,545
Research and development	-	-	-	-	15,396,966

Total Expense	117,564	116,705	383,340	387,595	28,783,868

Loss before other expenses (income)	(117,564)	(116,705)	(383,340)	(387,595)	(28,460,855)

Other expenses (income)
Interest expense	11,699	8,711	35,096	26,133	933,885
Interest income	-	-	-	-	(45,443)
Income from stock options	-	-	-	-	(10,855)
Loss on disposal of equipment	-	-	-	-	4,549

	11,699	8,711	35,096	26,133	882,136

Net loss	(129,263)	(125,416)	(418,436)	(413,728)	(29,342,991)

Other comprehensive loss
Loss (gain) on foreign exchange	-	-	-	-	106,137

Net loss and comprehensive loss	$(129,263)	$(125,416)	$(418,436)	$(413,728)	$(29,449,128)

Basic and Diluted net loss and comprehensive
loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.34)

Weighted average shares of common
stock outstanding	249,895,892	249,895,892	249,895,892	249,895,892	86,984,182

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended		Nine months ended		Cumulative from
	March 31		March 31		March 26, 1993 to
	2006	2005	2006	2005	March 31, 2006

Cash flows from operating activities:

Net loss	$(129,263)	$(125,416)	$(418,436)	$(413,728)	$(29,449,128)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	-	-	-	364,304
(Gain) loss on disposal and abandonment of assets	-	-	-	-	2,005,498
Stock issued in exchange for interest	-	-	-	-	169,142
Stock issued in exchange for services and expenses	-	-	-	-	10,574,972
Stock options issued in exchange for services	-	-	-	-	3,083,390
Unrealized (loss) gain on foreign exchange	7,586	10,181	(80,521)	(150,337)	(611,390)
Other non-cash items	55,000	105,000	165,000	337,500	889,688

Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	-	-	-	-	-
Inventory	-	-	-	-	(73,323)
Sales tax receivable	-	-	-	-	(36)
Research and experimental development tax credits receivable	-	-	-	-	-
Other assets	-	-	-	-	(10,120)
(Decrease) increase in :
Accounts payables and accrued liabilities	16,677	(39,765)	173,957	64,065	2,243,185
Accrued salaries	50,000	50,000	150,000	162,500	860,652
Due to stockholders	-	-	-	-	5,000

Net cash used in operating activities	-	-	(10,000)	-	(9,948,166)

Cash flow from investing activities:
Increase in notes receivable	-	-	-	-	(259,358)
Reduction in notes receivable	-	-	-	-	237,652
Investment	-	-	-	-	(89,500)
Equipment	-	-	-	-	(321,567)
Equipment assembly costs	-	-	-	-	(1,999,801)
Organization cost	-	-	-	-	6,700
Reduction in security deposit	-	-	-	-	(1,542)

Net cash used in investing activities	-	-	-	-	(2,427,416)

Cash flow from financing activities:
Loans from related parties					4,354,835
Deferred financing costs	-	-	-	-	180,557
Proceeds from deposits	-	-	-	-	143,500
Payments on notes payable	-	-	-	-	(409,939)
Proceeds from convertible notes	-	-	-	-	754,999
Proceeds from notes payable	-	-	10,000	-	419,939
Payments on lease obligations	-	-	-	-	(86,380)
Proceeds from issuance of convertible subordinated debentures	-	-	-	-	1,035,000
Proceeds from loan payable	-	-	-	-	591,619
Payments on loan payable	-	-	-	-	(488,439)
Proceeds from issuance of stock options	-	-	-	-	20,000
Proceeds from grants	-	-	-	-	3,628,277
Proceeds from issuance of common stock	-	-	-	-	85,582
Proceeds from additional paid-in capital	-	-	-	-	2,145,775

Net cash provided by financing activities	-	-	10,000	-	12,375,325

Net (decrease) increase in cash and cash equivalents	-	-	-	-	(257)

Cash and cash equivalents - beginning of period	-	-	-	-	257

Cash and cash equivalents - end of period	$-	$-	$-	$-	$-

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended		Nine months ended		Cumulative from
	March 31		March 31		March 26, 1993 to
	2006	2005	2006	2005	March 31, 2006

Supplemental Disclosure of Non-Cash Activities:
During the year ended June 30, 2005, the Company did not issue common stock in recognotion of the payment of debt. During the nine month periods ended March 31, 2006 and March 31, 2005, the
Company did not issue common stock in recognition of the payment of debt.

During the year ended June 30, 2005, the Company did not issue common stock in exchange for services performed and expenses. During the nine month periods ended March 31, 2006 and
March 31, 2005, the Company did not issue common stock in exchange for services performed and expenses.
performed and expenses.

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-	$-	$-	$232,748

Income taxes paid	$-	$-	$-	$-	$-

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

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

DEVELOPMENTAL STAGE

At March 31, 2006, the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

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
MARCH 31, 2006

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
MARCH 31, 2006

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

The fair values of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At March 31, 2006 and June 30, 2005, respectively, the carrying value of all financial instruments was not materially different from fair value.

INCOME TAXES

The Company has net operating loss carryovers of approximately $30.5 million as of March 31, 2006, expiring through 2026. However, based upon present Internal Revenue Service regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock and there has been a change in control as defined by the Internal Revenue Service regulations, a substantial portion of this loss carryover may not be available to the Company.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, effective July 1993. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainties discussed in Note 2, however, any deferred tax asset established for utilization of the Company's tax loss carry forwarded would correspondingly require a valuation allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements.

The Company does not currently have research and experimental development tax credits receivable from the Canadian Federal government and the Quebec Provincial government as at March 31, 2006.

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
MARCH 31, 2006

REVENUE RECOGNITION

Revenue from the sale of TCS Systems will be recognized when the installed product is accepted by the Customer. All other revenue from other products will be recognized when shipped to the customer.

Note 2         GOING CONCERN

As reported in the accompanying financial statements, the Company incurred a net loss of $576,766 for the year ended June 30, 2005 and an additional net loss for the nine month period ended March 31, 2006 in the amount of $418,436.

In March 1993, the Company had begun its developmental stage with a new business plan. As of March 2000, the Company had developed a production quality prototype of its patented system for the disintegration of scrap tires, but nonetheless continued its research and development efforts to improve the machine's performance and to permit greater flexibility in design for specific customer applications. Due to the Company's lack of working capital during the year ended June 30, 2002, all rubber crumb production was suspended and research and development efforts have been hampered. Pending receipt of funding from operations, government assistance, loans or equity financing, crumb rubber production and previous research and development efforts will not be resumed. While the Company has engaged the process of marketing the TCS System to numerous potential clients since the beginning of the fiscal year commencing July 1, 2000, as of March 31, 2006, the Company had not yet consummated an unconditional purchase order for a TCS System.

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

As at March 31, 2006, plant and equipment consisted of the following:

Furniture, fixtures and equipment	$149,516
Manufacturing equipment	62,400
Subtotal	211,916

Less: Accumulated depreciation and amortization	161,916

Total	$ 50,000

Depreciation and amortization expense charged to operations for the year ended June 30, 2005 was zero. Depreciation and amortization expense charged to operations for the nine month period ended March 31, 2006 was zero.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

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

Note 5         CAPITAL LEASE OBLIGATIONS

The Company leases certain manufacturing equipment under agreements classified as capital leases. The cost and the accumulated amortization for such equipment as of March 31, 2006 and June 30, 2005 was $62,400 and $62,400, respectively. The equipment under capital leases has been included in property and equipment on the balance sheet. The Company is in arrears on payment of these leases but default has not been declared. The lease expired on June 30, 2004. The leased equipment is not part of the Company's TCS System prototype.

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

Note 7         CONVERTIBLE NOTES

The Convertible Notes appearing on the balance sheet consisted of an investment arrangement with a group of institutional investors involving a multi-stage financing under which the Company had access to, at its option, up to $5,000,000. A first tranche of $750,000 was completed but no further draw downs were made. The terms of the convertible note were:

Balance at March 31, 2006	$399,389

Interest rate	8%, payable quarterly, commencing June 30, 2001

Issue date	February 26, 2001

Maturity date	February 26, 2003

Redemption rights	If not converted, the holder may require the Company to redeem at any time after maturity for the principal amount pus interest.

Conversion ratio	Lower of (i) - 80% of the average of the three lowest closing bid prices for the thirty trading days prior to the issue date, which equals $.073, or (ii) - 80% of the average of the three lowest closing bid prices for the sixty trading days prior to the conversion date.

Common stock warrants	The Convertible Notes carried an option to purchase Common stock warrants at the rate of one Warrant for each $1.25 of purchase price. The exercise price on the first tranche of $ 750,000 is $ .077 per share.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

Certain current and previous Directors and Officers of the Company have pledged approximately 12,000,000 of their personal shares of Common Stock of the Company as security for the Convertible Notes until such time as the Company files with the Securities and Exchange Commission a Registration Statement on Form SB-2, to register common stock and warrants issuable upon the conversion of the notes, no later than 150 days after the issue date of the Convertible Notes. This deadline was not met and, as such, the investors served a notice of default to the Company on July 19, 2001. The Registration Statement was never declared effective by the Securities and Exchange Commission and was eventually withdrawn. Thus, the Convertible Notes cannot be converted to Common Stock nor may the Common Stock warrants be exercised. On April 24, 2002 the Company entered into a Settlement Agreement with the Note holders. The Company was forced to default on this Settlement Agreement.. Accordingly, the terms of the Convertible Notes have become effective once again. Approximately two-thirds of the collateral shares provided to the investors were the property of former Tirex Director, Louis A, Sanzaro, now deceased. While we have not confirmed the disposition of the liabilities of our company toward the estate of Mr. Sanzaro, the company intends to act in accordance with the testament of Mr. Sanzaro.

Note 8         CONVERTIBLE NOTES

A convertible note, under a private arrangement, consists of the following:

Balance at March 31, 2006	$ 185,556

Interest rate	8%

Issue date	July 19th, 2000

Maturity date	January 19th, 2002

Redemption rights	If not converted, the holder may require the Company to redeem at any time after maturity for the principal amount plus interest.

Conversion ratio	Not convertible prior to July 19th, 2001, at 20% discount to market between July 19th, 2001 and January 19th, 2002 or at 25% to market if held to maturity, to a maximum of not more than 2,500,000 shares.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

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

Note 9         RELATED PARTY TRANSACTIONS

Convertible loans include amounts primarily due to Directors, Officers and employees. Historically, such amounts due have been repaid through the issuance of stock. At March 31, 2006 and June 30, 2005, the balances owing to Directors and Officers was $2,241,929 and $1,926,929, respectively. These amounts are without interest or terms of repayment.

Long-term deposits and notes included an amount of $118,500 at March 31, 2006, which is payable to Ocean Tire Recycling & Processing Co., Inc., a company previously owned by a former Director of the Company, Louis A. Sanzaro, recently deceased. We expect that the Executor of the estate of Mr. Sanzaro will contact us with respect to the disposition of our liabilities toward the estate of Mr. Sanzaro.

Note 10         COMMON STOCK

During the year ended June 30, 2005 and the nine month period ended March 31, 2006, the Company did not issue any common stock in exchange for services performed.

During the year ended June 30, 2004, an Officer of the Company exercised stock options pursuant to a services agreement. The exercise of these stock options entitled the Officer to 1,500,000 common shares of the Company on a cash-less basis. The Company does not have sufficient authorized and not issued shares available at September 30, 2005 for issuance of this stock and as such, the amount attributable to these shares has been recorded as part of the balances owing to Directors and Officers included in Convertible loans. As reported in Note 8, the Company has accepted a grand total of $10,000 from two investors in the form of a convertible debt. The conversion terms would require the issuance of 2,000,000 shares, subject to adjustments. Until the Company has enough shares to issue to satisfy this obligation, the $10,000 is recorded as a debt.

On January 31, 2001, the Company's stockholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock, par value $0.001, from 165,000,000 shares to 250,000,000 shares.

As at March 31, 2006, the Company had 249,895,892 Common shares issued and outstanding, versus its authorization of 250,000,000 shares.

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

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

Note 12         GOVERNMENT ASSISTANCE

The Company is eligible for and has made claims for tax credits related to scientific research and experimental development expenditures made in Canada. These amounts, under Canadian Federal and Provincial tax law in conjunction with its annual tax return filings, need not be offset against taxes otherwise payable to become refundable to the Company at the end of its fiscal year. As such, during the year ended June 30, 2003, the Company received approximately $246,970, which was recorded as an increase in stockholders' equity paid-in capital. During the years ended June 30, 2004 and June 30, 2005 and the three month period ended September 30, 2005, the Company did not make any additional claims for tax credits as it was not eligible to do so and, as such, the Company did not record any additional tax credits receivable. The previous receivable balance in respect of tax credits from these governments went from $246,970 as of June 30, 2002 to zero as of June 30, 2003 and remained as such as of June 30, 2004, June 30, 2005 and March 31, 2006.

Note 13         COMMITMENTS

Rental expense for the year ended June 30, 2005 amounted to zero. Rental expense for the nine month period ended March 31, 2006 amounted to $6,392.

At March 31, 2006, the Company was in arrears of rent, including interest and related charges, in the approximate amount of $560,000. A settlement agreement with the former landlord is in place under the terms of which the Company would pay to the former landlord the sum of $140,000 from the proceeds to the Company of revenues from each of the first four sales of TCS Systems.

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
MARCH 31, 2006

Note 15         ACCUMULATED OTHER COMPREHENSIVE INCOME

The deficit accumulated during the development stage included accumulated comprehensive other income totaling $103,396.

Item 3 - Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer, who is the Company's principal executive officer, and its Chief Financial Officer, who is the Company's principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to The Tirex Corporation, including its consolidated subsidiaries, required to be included in this report and the other reports that the Company files or submits under the Securities Exchange Act of 1934. During the third quarter of fiscal 2006, there have been no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the three month period ended March 31, 2006. This discussion also includes events which occurred prior to and subsequent to the end of the last quarter which contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)","believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

Tirex's primary objective is to sell it's patented and proprietary tire recycling process, called the TCS System, to tire recyclers throughout the world. In March 2000, we announced that our TCS technology prototype was ready for replication and commercialization. The intellectual property owned by Tirex comprises both the patented "fracturing mill" (both US and Canadian patents) plus the proprietary freezing process of using super-cooled air (rather than the competitions liquid nitrogen) to freeze the tire chips to the "glass point" which permits the effective separation and disintegration of the tire components by our patented "fracturing mill", producing a cryo crumb rubber at a relatively significant cost saving. The intellectual property of our TCS System process is recognized in the Manufacturing License Agreement (2003) we have with Simpro S.p.A. of Torino, Italy www.simpro.it. Simpro has an exclusive manufacturing license to manufacture the TCS System. Our patent renewal and continuation for both the USA and Canada were documented in 2005.

In 2001 Tirex's TCS tire recycling prototype was accredited by Recyc Quebec, the provincial recycling agency in Montreal, Quebec, Canada, as a viable process that produced quality recycled rubber. During the year 2000 and 2001, we demonstrated our technology to numerous groups from Asia, Europe, North and South America and the Caribbean, as well as to some shareholders and potential strategic alliance partners. While numerous Letters of Intent were signed during this stage, none materialized into firm purchase contracts. Management attributed these failures to acquire sales contracts to the lack of a commercial history for the TCS technology, or alternatively, to the Company's inability at the time to provide performance guarantees. With the signing of the License Agreement with Simpro we engaged a reputable, highly accredited manufacturer that created the potential for performance guarantees to be offered. The TCS prototype was disassembled and its "fracturing mill" was sent to Simpro's facility in Italy. Simpro is prepared to build the first commercial TCS System. As of March 31, 2006, no purchase/sale contracts have been written.

Tirex has continued with its marketing structure consisting primarily of Tirex's President, John L. Threshie Jr., assisted financially by CFO Michael Ash, combined with Simpro's significant marketing and sales efforts, as well as independent representatives. Simpro also has a non-exclusive marketing agreement applicable on a worldwide basis. Tirex continues to entertain requests for marketing agreements on several continents, but adheres to its policy of offering commissions out of sales proceeds only and not providing exclusivities in the absence of prior-established results.

Over the last year, Tirex developed a strategic alliance with The Platinum Group (TPG) www.tpgusa.org, a Washington D. C. based organization strongly involved in international business development and is represented as having high-level contacts with financial decision makers in the Middle East, India and Northern Africa. TPG management has been concentrating considerable efforts of late to secure adequate funding for several projects involving TCS Systems in those markets.

The lack of a significant track record relative to the operation and output of the TCS System has proven to be a difficult hurdle to overcome in acquiring TCS System sales. The installed cost of a TCS-1 System to an entrepreneur, depending on the system configuration, the condition of the feedstock and the output requirements and excluding building and infrastructure costs, is in the vicinity of Euros 4,300,000 (approximately US$5.43 million at prevailing exchange rates). For a TCS-2, the comparable cost to the entrepreneur is in the vicinity of Euros 5,500,000 (approximately US$6.94 million at prevailing exchange rates). This represents a substantial investment for an entrepreneur and, without performance guarantees to substitute for the lack of a significant operating history, entrepreneurs or their financial backers have heretofore been unwilling to accept the risk of purchasing a new technology. Simpro has been able to obtain insurance backing to support their offer of limited performance guarantees, and such potential is expected to assist the marketing effort. Simpro is now offering limited Performance Guarantees. Management is of the opinion that, insofar as the systems are normally priced in Euros, the continuing strength of the Euro against the US dollar is having a negative on the sales efforts.

Market and sales efforts of the TCS System continues to evolve and has attracted qualified and capable companies over the past year and recently. During Fiscal 2005 and in the first three quarters of Fiscal 2006, the Company and Simpro have entertained numerous potential TCS System customers. Out of these developments, several opportunities have presented themselves that merit the expenditure of considerable effort to close a Purchase and Sales Agreement. Of the most recent opportunities, it has been represented to us that some partial and some complete project financing has been offered in Morocco, the Middle East, the UK and Malaysia, yet contracts are pending. Our listing on the Internet Recycling Exchange and our web site www.tirex-tcs.com continues to generate inquiries from all over the world. This interest certainly confirms the need for new technology in the industry. These opportunities may not conclude, however, until there is a commercial system in operation and regardless of Management's optimism there can be no assurance that these opportunities will actually result in unconditional sales contracts.

The finalizing of the License Agreement with Simpro means that the gross revenues from sales will be recorded on Simpro's books, not in the books of Tirex. The amount remitted back to Tirex will take the form of a royalty and will be accounted for as such. Regardless of the contract structure and the accounting effects which result, accepted accounting principles in effect in the USA have the effect that the revenues to Tirex resulting from such transactions will not be recognizable until the systems will have been accepted by the customers. Given the time line required to manufacture, install and have accepted these systems, it is clearly impossible that any revenues would become recognizable during our fiscal year which will end June 30, 2006. While the Company will benefit from the periodic cash inflows resulting from progress payments during the next approximately ten months, the royalty will, in fact, not have been earned until the systems are accepted by the customers.

In February of 2001, we concluded a private financing with an investor group. Under the terms of the Agreement, we had the contractual right to require the Investor to purchase up to US$5,000,000 of put notes. We drew down US$750,000 of this amount and used the proceeds of this financing toward legal and consulting fees due, normal operating expenses such as payroll, rent and taxes and the acquisition of equipment for our prototype TCS-1 Plant. In July of 2001, the Company entered into a technical default with respect to the Agreement by not having an SB-2 Registration Statement declared effective by the SEC. After several months of negotiations, the Company entered into a Settlement Agreement with the Investor Group which provided for a cash pay down of the amount owed, including interest and penalties over a period of approximately two years starting with the date the Settlement Agreement was signed, the right of the Investor Group to continue to be able to sell up to 600,000 collateral and Rule 144 shares per month and the issuance of three series of warrants, 500,000 each, exercisable at prices of one cent, five cents and ten cents over a three year period. This Settlement Agreement was announced in April of 2002, and details of the terms of the Agreement are filed as an Exhibit to this Report. The Company, in the absence of having completed its first sales of TCS Systems according to our expectations, was unable to generate the cash flow necessary to pay down the Convertible Note in accordance with the terms of the Settlement Agreement. Thus, the Company once again finds itself in a position of default. Numerous recourses are available to the holders of the Convertible Notes, but to date, these recourses have not been exercised. Such recourses can be exercised at any time and the fact that they have not been exercised so far does not preclude their being exercised now or in the future. The Company has kept the Convertible Note holders apprised of its efforts to sell TCS Systems and thus restart the repayments on the Convertible Notes.

Because of this period preceding the commencement of commercial operations, we have had to cover our overhead costs from sources other than from commercial revenues. We expect that some portion of our future overhead costs, which may be significant, will continue to be covered from sources other than commercial revenues. Since March of 2003, our monthly our-of-pocket cash costs have been reduced to inconsequential amounts, and thus our requirement to find financial resources to fund operations is minimal. Our greatest expense, from an accounting standpoint, is for salaries. These salaries have not been paid for over three years, but rather set up as payables. Our cash flow deficit condition will continue until such time as the Company will start generating revenues from the sale of TCS Systems. Until we can succeed in securing an unconditional sales contract for the sale of one or more systems employing our technology, the company will not be engaging any significant financial commitments and will not be engaging in any significant research and development activities nor increasing employment.

Over the last nine months, the expenses of our company have been funded by a series of loans made by a significant number of individuals investing modest amounts each through Tirex President, John L. Threshie Jr. Insofar as Tirex does not have shares to issue at this time, these investors, fully cognizant of our situation and so documented in writing, have accepted that their investment is being made via Mr. Threshie and represents a convertible debt, the conversion of which can occur once Tirex will have shares available for issuance. This will require a modification to our share authorization. This convertible debt is priced at fixed prices rather than as a discount to market. Insofar as the funds were lent to Mr. Threshie rather than to Tirex directly, with Mr. Threshie then paying personally the expenses of Tirex, which expenses have been duly recorded in our accounts offset by a liability to Mr. Threshie, the liability on our books is still listed as being toward Mr. Threshie. Thus no direct liability toward these investors is on our books. However, once shares will become available for issuance, the amounts due to Mr. Threshie will be transferred by him to these investors and the shares issued accordingly.

Since August 2005, the office rent of Tirex has been assumed by Mr. Threshie. This amount is CA$1,500 per month. This amount has been accrued as a liability to Mr. Threshie on our books since last August.

While we continue to market TCS Systems and have in place a License Agreement, as of March 31, 2006, no unconditional sales orders for TCS Systems had been received and manufacturing of TCS Systems has not been initiated. We anticipate that we will begin selling or licensing out the sale of TCS Systems and thus initiating the manufacturing of these systems on a commercial basis in the near future. Until we successfully develop and commence TCS System manufacturing and sales operations on a full-scale commercial level, however, we will not generate significant revenues from operations. Accordingly, we would be obligated to attempt to seek non-commercial sources of revenues to support operations until TCS Systems sales and manufacturing operations would become a reality. In the event of such a circumstance, there can further be no assurance that such non-commercial revenue funding would be available at all or on terms acceptable to management. Except for activities related to the recycled crumb rubber industry, as noted above and in previous filings, we have never engaged in any other significant business activities.

Liquidity and Capital Resources

As of March 31, 2006, the Company had total assets of $233,297 as compared to $233,297 at March 31, 2005 reflecting no change, and also no change versus total assets at June 30, 2005. There were no changes in the value of individual assets, representing Notes Receivable, Inventory, Property and Equipment and an Investment, from March 31, 2005 to March 31, 2006 and from June 30, 2005 to March 31, 2006.

As of March 31, 2006, the Company had total liabilities of $5,533,152 as compared to $4,891,776 at March 31, 2005, reflecting an increase of $641,376, and reflecting an increase of $121,677 versus total liabilities as at June 30, 2005, which total amounted to $5,411,475. The increase in total liabilities from March 31, 2005 to March 31, 2006 is primarily attributable to an increase of $211,376 in Accounts Payable and Accrued Liabilities, by a decrease of $176,967 in Convertible Notes and by an increase of $606,967 in Convertible Loans. The increase in total liabilities from June 30, 2005 to March 31, 2006 is primarily attributable to an increase of $173,957 in Accounts Payable and Accrued Liabilities and to an increase of $315,000 in Convertible Loans.

Reflecting the foregoing, the financial statements indicate that as at March 31, 2006, the Company had a working capital deficit (current assets minus current liabilities) of $2,511,275 compared to a working capital deficit of $2,299,899 as at March 31, 2005, reflecting an increase of $211,376. The working capital deficit of $2,511,275 as at March 31, 2006 compares to a working capital deficit of $2,337,318 as at June 30, 2005, reflecting an increase of $173,957.

The financial statements which are included in this report reflect total operations and other expenses of $418,436 for the nine month period ended March 31, 2006 versus $413,728 for the comparative nine month period ended March 31, 2005, reflecting an increase of $4,708. The Company has ceased Research and Development activities thereby resulting in a significant decrease in personnel expenses and other Research and Development expenses compared with prior periods.

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

From inception (July 15, 1987) through March 31, 2006, the Company has incurred a cumulative net loss of $30,506,484. Approximately $1,057,356 of such cumulative net loss was incurred prior to the inception of the Company's present business plan, in connection with the Company's discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced the proposed health care operations and, therefore, generated no revenue from it.

PART II: OTHER INFORMATION

Item 1:

Item 1 - Legal Proceedings

        We are presently a party in the following legal proceedings, the status of which has not changed since the Company filed its Quarterly Report on Form 10-QSB for the second quarter of Fiscal 2006.

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

Item 4 - Submission of Matters to a Vote of Security Holders

During the three-month period ended March 31, 2006, there were no submissions of matters to a vote of Security Holders.

Item 5 - Other Information

There have been no material changes in the way in which shareholders may nominate directors.

As reported on Form 8-K, April 4, 2006, former Tirex Director, Mr. Louis A. Sanzaro, passed away.

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

Exhibit 31.1 Certification of Form 10-Q filing by the Chief Executive Officer
Exhibit 31.2 Certification of Form 10-Q filing by the Chief Financial Officer
Exhibit 32.1 Certification Pursuant to the Sarbanes-Oxley Act by the Chief Executive Officer
Exhibit 32.2 Certification Pursuant to the Sarbanes-Oxley Act by the Chief Financial Officer

Three 8-K's were filed during this period:

February 15, 2006 Re: Notice of registered accountant status.

March 6, 2006 Re: Letter from registered accountant Pinkham and Pinkham.

April 4, 2006, former Tirex Director, Mr. Louis A. Sanzaro, passed away.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TIREX CORPORATION

Date: May 9, 2006	By	/s/ John L. Threshie,jr.
John L. Threshie, Jr. President

Date: May 9, 2006	By	/s/ Michael Ash
Michael Ash, Treasurer and
Chief Accounting and Financial Officer