Form 10KSB
period 2006-06-30
Tirex CORP
filed 2006-10-12
CIK 823072

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 2006
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

Commission File Number 33-17598-NY

The Tirex Corporation
(Name of Small Business Issuer in Its Charter)

Delaware	22-3282985
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

P.O. Box 1000, Stratford Postal Store
411 Barnum Ave. Cutoff
Stratford CT	H3Z 3J8
(Address of Principal Executive Offices)	(Zip Code)

(203) 522-3247
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

$zero (as of June 30, 2006)
-----------------------------------
(Aggregate market value of the voting stock held by non-affiliates of the Issuer)

249,895,892 (as of September 30, 2006)
--------------------------------------------------
(Number of shares outstanding of each of the Issuer's classes of common stock)

        Transitional Small Business Disclosure Format (check one) Yes [ ]         No [X]

DOCUMENTS INCORPORATED BY REFERENCE
into Part I

Annual Report of the Company on Form 10-KSB for the year ended June 30, 2006

Quarterly Reports of the Company on Form 10-QSB for the quarters ended September 30, 2005, December 31, 2005, and March 31, 2006

Current Reports on Forms 8-K of the Company

February 15, 2006 - Change of Certifying Accountant
March 6, 2006 - Change of Certifying Accountant (modified) and change of address.
April 4, 2006 - Death of a Director

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

The TCS-System

Our TCS-System comprises a complete, turn-key, environmentally safe, semi-cryogenic tire recycling system designed to: (i) disintegrate scrap tires, using less energy than is required by existing ambient methods (which shred and/or chop tires at "ambient" or normal room temperatures) or other currently available cryogenic methods (which reduce the temperature of the materials through the use of liquid nitrogen), and (ii) produce commercially exploitable, high quality, clean rubber crumb and shredded steel and fiber. Disregarding configuration variations related to tire feedstock preparation and possible auxiliary grinding after processing through the System to obtain higher proportions of fine mesh rubber, these variations not forming part of our technology in any event, the TCS System is offered in two basic versions, these being the TCS-1 and the TCS-2. These two versions have an annual throughput capacity of approximately one million tires and two million tires respectively, these numbers based on average automobile tires having a scrap weight of approximately nineteen pounds.

The freezing chamber of the TCS-1 Production Model, previously located in Montreal, was a large tank through which the tire parts were circulated having temperatures of approximately 170 degrees below zero, Fahrenheit. The first commercial version of the TCS has been re-designed to run approximately 20 degrees colder to ensure that no pieces of rubber can warm up to the "glass point" before being entirely processed by our patented fracturing mill. Frozen tire parts are passed through a fracturing mill that separates the component parts of all tires, including rubber powder, clean steel wire and twine. The mesh is then physically separated from the metal and twine and is finally subjected to other steps to achieve the desired mesh size. Auxiliary grinding equipment can be added to attain mesh sizes smaller than what the TCS will initially accomplish in significant volume, up to 30 mesh (0.0232 inches or 0.595 millimeters).

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

Rubber Crumb Finishing

Rubber crumb finishing operations are dictated by the output requirements of the entrepreneur and his or her customers. The TCS System has been configured to produce rubber crumb in mesh sizes ranging from 10 mesh to 30 mesh at the option of the entrepreneur (limited quantities of even finer mesh rubber are also produced), in such proportions of mesh sizes as the entrepreneur decides, according to his market requirements. Market considerations might incite the recycling entrepreneur to request even finer mesh sizes of rubber crumb than a TCS System is designed to produce. This requires auxiliary grinding, which takes place after the steel and fiber have been removed, and would affect the configuration of the post Fracturing Mill operations. Auxiliary processing equipment does not form part of the TCS System technology.

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

The Tirex R&D License

Tirex R&D held an exclusive, ten year license from the Company, which expired on July 2, 2005. This license, which was modified in June of 2002, permitted Tirex R&D to design, develop, and manufacture the TCS-Systems on a worldwide basis (the "Primary License"). To the extent necessary to ensure that Tirex R&D's operations were focused on pure research and development activities, Tirex R&D was able sublicense the Primary License to TCCI or such other corporate entity as would be deemed appropriate and beneficial. With the expiry of the license and the dissolution of Tirex Canada R&D Inc., the unrestricted ownership of the intellectual property related to the TCS Technology has reverted to The Tirex Corporation.

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

We have entered into confidentiality and invention assignment agreements with certain employees and consultants, which limit access to, and disclosure or use of, our technology. There can be no assurance, however, that the steps we have taken to deter misappropriation of our intellectual property or third party third party development of our technology and/or processes will be adequate, that others will not independently develop similar technologies and/or processes or that secrecy will not be breached. In addition, although Management believes that our technology has been independently developed and does not infringe on the proprietary rights of others, there can be no assurance that our technology does not and will not so infringe or that third parties will not assert infringement claims against us in the future. Management believes that the steps they have taken to date will provide some degree of protection, however, no assurance can be given that this will be the case.

Employees

As of October 2006, we have four persons employed either directly or under consulting contracts including its three executive officers. Three of the foregoing persons devote their full time to our business and affairs, as required. At times, we also utilize the services of part-time consultants to assist us with market research and development and other matters. We intend to hire additional personnel, as needed, and as financial resources permit.

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

Marketing Activities

To a large extent, we have, in the past, concentrated our efforts on completing the design, development, and construction of our heretofore TCS-First Production Model 1 and raising adequate financing to support such efforts. Our long-term objective, however, is to market TCS Systems worldwide, through national and international sales representatives, licensees or strategic partners. Pursuant to an extensive technical audit, our heretofore First Production Model permitted our company to be certified as an Accredited Tire Recycler by Recyc-Québec, a quasi-governmental agency of the Quebec Government. Users of the TCS technology in Quebec could have access to tipping fees paid by Recyc-Québec, which currently work out to approximately US$0..90 per tire. Management believes that this accreditation will be beneficial to our marketing efforts respecting our technology, not only in Quebec but elsewhere, given its independent status.

We can make no assurances with respect to the success of our marketing and distribution strategy of our TCS Systems. Furthermore, we have limited resources to achieve the distribution of our TCS Systems and to date we have made no sales, leases or licenses. We believe that we will need additional financing, which may not be available, to achieve our long-term objectives.

Government Regulation

Insofar as the Company is not actually a tire recycler, government regulations have little direct effect on our activities. Of greater importance is the possible effect on our customers for the TCS technology. The TCS-System is a "closed loop" system which does not use any chemicals, solvents, gases or other substances which could result in noxious emissions of any kind from the operation of the Plant. To the best of the Company's knowledge, operation of a TCS-System will not result in the emission of any pollutants, the disposal of combustion residues, the storage of hazardous substances, or the production of any significant amounts of solid waste which would have to be landfilled. Our Manufacturing Licensee, Simpro S.p.A., has undertaken a formal environmental assessment of our technology, the results of which confirms our assertions. However, the operation of a TCS System will involve, to varying degrees and for varying periods of time, the storage of scrap tires or tire pieces representing the feedstock to the System, and limited storage of crumb rubber prior to shipment to customers. Rubber, regardless of its physical dimensions or form, is widely defined as being a fire hazard by fire protection services in most industrially-advanced countries.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters is located at Stratford, Connecticut. We have occupied offices at this address since September 2006. Prior to moving to these premises, during Fiscal 2006, the Company occupied premises in a residential and office complex in west-end Montreal. Prior to its west-end location, Tirex occupied an industrial building on St. Patrick Street in Montreal, where the TCS Prototype was located. After having accumulated very substantial arrearages in rent and property taxes for which we were financially responsible, our former landlord instructed us to vacate these premises such that he could rent the space out to another company. As part of the settlement agreement with this former landlord, we agreed to pay to this former landlord the sum of US$540,000 out of the proceeds of the first four sales of TCS Systems, at the rate of US$140,000 per system sold. .

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

Subsequently, on or about April 25, 2001, the Plaintiffs instituted a lawsuit in Superior Court, judicial district of Montreal alleging breach of contract and claims damages of Canadian$794,690 (approximately US$715,600) representing expenses and an additional Canadian$5,411,158 (approximately US$4,870,000) in loss of profits. Unlike the suit filed in the US Federal District Court in Delaware, there was no accusation of fraud. We have filed a detailed answer denying all liability, stating further that Plaintiffs failed to comply with their obligations. We believe we have meritorious defenses to all of the Plaintiffs' claims. The action is still pending.

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

We moved to dismiss the case on various procedural grounds and in September 2000 the Court granted our motion based upon the lack of venue in Union County, New Jersey. A new action was instituted by Plaintiff in the Superior Court of New Jersey, Bergen County in April 2001 alleging similar claims as set forth in the previous action (Docket L-08060-00). We denied all of plaintiff's allegations. On July 24, 2002, The Superior Court of New Jersey, Bergen County, dismissed, with prejudice, the plaintiff's complaint for "Lack of Prosecution". Plaintiff was granted right to appeal, which was undertaken. However, Plaintiff's appeal was rejected by the Appellate Court. Subsequently, plaintiff was convicted of fraud and is currently incarcerated in a US prison.

Lefebvre Freres Limited v. The Tirex Corporation

Lefebvre Frères Limited instituted an action against us on August 13, 2001 in the Superior Court, judicial district of Montreal claiming Canadian $98,513 (approximately US$89,000 at current exchange rates) is due and owing for the manufacture and delivery of car tire disintegrators. We have prepared a defense and cross claim against Plaintiff as the product delivered was defective and we believe we are entitled to a reimbursement of sums paid. Insofar as plaintiff has not actually gone to court, his claim will soon be legally proscribed. In the meantime, the action is still pending.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended June 30, 2006, no matters were submitted to a vote of the shareholders of the Company.

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

Bid Prices
Period	Common Stock
Fiscal Year Ending June 30, 2002	High	Low
September 29, 2001	$ 0.08	$ 0.02
December 29, 2001	0.03	0.01
March 30, 2002	0.02	0.01
June 29, 2002	0.03	0.01

Fiscal Year Ending June 30, 2002	High	Low
September 30, 2002	$ 0.01	$ 0.01
December 30, 2002	0.01	0.01
March 31, 2003	See note following
June 30, 2003	See note following

Fiscal Year 2004	See note following

Fiscal Year 2005	See note following

Fiscal Year 2006	See note following

Since being relegated to the Gray Sheets, bid prices are not posted.

Shareholders

As of September 30, 2006, the number of holders of record of the Company's common stock, $.001 par value, was less than 500, which does not include shares held by persons or companies in street or nominee name.

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

Tirex's primary objective is to sell it's patented and proprietary tire recycling process, called the TCS System, to tire recyclers throughout the world (www.tirex-tcs.com). In March 2000, we announced that our TCS technology prototype was ready for replication and commercialization. The intellectual property owned by Tirex comprises both the patented "fracturing mill" (both US and Canadian patents) plus the proprietary freezing process of using super-cooled air (rather than the competitions' liquid nitrogen process, which represents expensive "overkill" in terms of what is required to freeze tire chips) to freeze the tire chips to the "glass point" which permits the effective separation and disintegration of the tire components by our patented "fracturing mill", producing a semi-cryogenic crumb rubber at a significant cost saving. The intellectual property of our TCS System process is recognized in the Manufacturing License Agreement (2003) we have with Simpro S.p.A. of Torino, Italy www.simpro.it . Simpro has a semi-exclusive manufacturing license to manufacture the TCS System. Our patent renewals and continuation for both the USA and Canada were documented in 2005.

In 2001 Tirex's TCS tire recycling prototype was accredited by Recyc-Québec, the provincial recycling agency in Montreal, Quebec, Canada, as an economically viable and environmentally-friendly process that produced quality recycled rubber. During the year 2000 and 2001, we demonstrated our technology to numerous groups from Asia, Europe, North and South America and the Caribbean, as well as to some shareholders and potential strategic alliance partners. While numerous Letters of Intent were signed during this stage, none materialized into firm purchase contracts. Management attributed these failures to acquire sales contracts to the lack of a commercial history for the TCS technology, or alternatively, to the Company's inability at the time to provide performance guarantees. With the signing of the License Agreement with Simpro we engaged a reputable, highly accredited manufacturer that created the potential for performance guarantees to be offered. The TCS prototype was disassembled and its "fracturing mill" was sent to Simpro's facility in Italy. Simpro is prepared to build the first commercial TCS System. As of June 30, 2006, no purchase/sale contracts have been written.

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

The lack of a significant track record relative to the operation and output of the TCS System has proven to be a difficult hurdle to overcome in acquiring TCS System sales. The installed cost of a TCS-1 System to a recycler, depending on the system configuration, the condition of the feedstock and the output requirements and excluding building and infrastructure costs, is in the vicinity of Euros 4,300,000 (approximately US$5.43 million at prevailing exchange rates). For a TCS-2, the comparable cost to the recycler is in the vicinity of Euros 5,500,000. This represents a substantial investment for a start-up company. Simpro has been able to obtain insurance backing to support their offer of limited performance guarantees, and such potential is expected to assist the marketing effort. Simpro is now offering limited Performance Guarantees on a case by case basis. Management is of the opinion that, insofar as the systems are normally priced in Euros, the continuing strength of the Euro against the US dollar is having a negative on the sales efforts.

Market and sales efforts of the TCS System continues to evolve and has attracted qualified and capable companies over the past year. During Fiscal 2006, the Company and Simpro have entertained numerous potential TCS System customers. Out of these developments, several opportunities have presented themselves that merit the expenditure of considerable effort to close a Purchase and Sales Agreement. Of the most recent opportunities, it has been represented to us that some partial and some complete project financing has been offered in Morocco, the Middle East, the UK and Malaysia and yet contracts remain pending. Our listing on the Internet Recycling Exchange and our web site www.tirex-tcs.com continues to generate inquiries from all over the world. This interest confirms the need for new technology in the industry. These opportunities may not conclude, however, until there is a commercial system in operation and regardless of Management's optimism there can be no assurance that these opportunities will actually result in unconditional sales contracts.

The finalizing of the License Agreement with Simpro means that the gross revenues from sales will be recorded on Simpro's books, not in the books of Tirex. The amount remitted back to Tirex will take the form of a royalty and will be accounted for as such. Regardless of the contract structure and the accounting effects which result, generally accepted accounting principles in effect in the USA have the effect that the revenues to Tirex resulting from such transactions will not be recognizable until the systems will have been accepted by the customers. Given the time line required to manufacture, install and have accepted these systems, it is clearly impossible that any revenues would become recognizable during our fiscal year which will end June 30, 2007. While the Company will benefit from the periodic cash inflows resulting from progress payments during the next approximately ten months, the royalty will, in fact, not have been earned until the systems are accepted by the customers.

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

As a result of this period preceding the commencement of commercial operations, we have had to cover our overhead costs from sources other than from commercial revenues. We expect that some portion of our future overhead costs, which may be significant, will continue to be covered from sources other than commercial revenues. Since March of 2003, our monthly our-of-pocket cash costs have been reduced to inconsequential amounts, and thus our requirement to find financial resources to fund operations is minimal. Our greatest expense, from an accounting standpoint, is for salaries. These salaries have not been paid for over four years, but rather set up as payables. Our cash flow deficit condition will continue until such time as the Company will start generating revenues from the sale of TCS Systems. Until we can succeed in securing an unconditional sales contract for the sale of one or more systems employing our technology, the company will not be engaging any significant financial commitments and will not be engaging in any significant research and development activities nor increasing employment.

Over the last twelve months, the expenses of our company have been funded by a series of loans made by a significant number of individuals investing modest amounts totaling approximately US$60,000 each through Tirex President, John L. Threshie Jr. Insofar as Tirex does not have shares to issue at this time, these investors, fully cognizant of our situation and so documented in writing, have accepted that their investment is being made via Mr. Threshie and represents a convertible debt, the conversion of which can occur once Tirex will have shares available for issuance. To June 30, 2006, approximately 13 million shares are involved, this number being before any adjustments to our share authorization structure which would cause a proportionate adjustment to the number of shares actually issuable. We will require a modification to our share authorization. This convertible debt is priced at fixed prices rather than as a discount to market. Insofar as the funds were lent to Mr. Threshie rather than to Tirex directly, with Mr. Threshie then paying personally the expenses of Tirex, which expenses have been duly recorded in our accounts offset by a liability to Mr. Threshie, the liability on our books is still listed as being toward Mr. Threshie. Thus no direct liability toward these investors is on our books. However, once shares will become available for issuance, the amounts due to Mr. Threshie will be transferred by him to these investors and the shares issued accordingly.

Since August 2005, the office rent of Tirex has been assumed by Mr. Threshie. This amount is CA$1,500 per month. This amount has been accrued as a liability to Mr. Threshie on our books since last August.

While we continue to market TCS Systems and have in place a License Agreement, as of June 30, 2006, no unconditional sales orders for TCS Systems had been received and manufacturing of TCS Systems has not been initiated. We anticipate that we will begin selling or licensing out the sale of TCS Systems and thus initiating the manufacturing of these systems on a commercial basis inevitably as long as there is a demand for new recycling technology. Until we successfully develop and commence TCS System manufacturing and sales operations on a full-scale commercial level, however, we will not generate significant revenues from operations. Accordingly, we would be obligated to attempt to seek non-commercial sources of revenues to support operations until TCS Systems sales and manufacturing operations would become a reality. In the event of such a circumstance, there can further be no assurance that such non-commercial revenue funding would be available at all or on terms acceptable to management. Except for activities related to the recycled crumb rubber industry, as noted above and in previous filings, we have never engaged in any other significant business activities.

During the first quarter of Fiscal 2007, Tirex completed the negotiation of the employment agreements with respect to Tirex CEO and President, John L. Threshie Jr., Tirex Vice President Engineering and Research and Development, Louis V. Muro and Tirex Secretary-Treasurer and Chief Financial Officer, Michael Ash, although the final versions have not yet been ratified. Under the terms of these agreements, Mr. Threshie's salary would be augmented to US$150,000 retroactive to July 1, 2002 while Mr. Muro's salary would be reduced retroactively to July 1, 2002 to US$75,000. The salary of Mr. Ash would remain unchanged at US$100,000. Also under the terms of the agreements, Mr. Threshie would receive an option to acquire 3,000,000 shares of the corporation at the beginning of each year of his three-year agreement, the effective inception date being July 1 2004. Similarly, Mr. Muro would receive options to purchase 1,000,000 shares per year. Mr. Muro's employment would also be effective July 1, 2004. Other than for the number of shares involved, Mr. Muro's options proposed agreement would be identical to that of Mr. Threshie. As for Mr. Ash, his three-year employment agreement would be effective January 1, 2004 and would provide for him to acquire 2,000,000 shares of Tirex in each of the three years of his contract. In all cases, the exercise window is three years. These options could be exercised on a cashless basis and are described in more detail elsewhere in this report Tirex does not currently have an adequate share authorization to satisfy any exercises under these options, and, in fact, is in arrears with respect to options exercised by Mr. Ash under the previous version of his employment agreement. The exercised options will result in share issuances once Tirex will have an adequate number of shares available for issuance. Any such issuances will be subject to any corporate actions regarding stock splits, reverse splits or stock dividends on a proportional basis.

Liquidity and Capital Resources

As of June 30, 2006, the Company had total assets of $233,297 as compared to $233,297 at June 30, 2005 reflecting no change, and also no change versus total assets at June 30, 2004. There were no changes in the value of individual assets, representing Notes Receivable, Inventory, Property and Equipment and an Investment, from June 30, 2005 to June 30, 2006.

As of June 30, 2006, the Company had total liabilities of $5,416,713 as compared to $5,034,195 at June 30, 2005, reflecting an increase in liabilities of $382,518. Total liabilities at June 30, 2006 had reflected a previous increase of $706,485 over $4,327,710 in total liabilities at June 30, 2005. The increase in total liabilities from June 30, 2005 to June 30, 2006 is primarily attributable to: (i) an increase in Accounts Payable and Accrued Liabilities and Current Portion of Long-Term Debt in the amount of $340,018 from $2,431,115 as of June 30, 2005 to $2,771,133 as of June 30, 2006, (ii) an increase in Convertible Loans in the amount of $32,500 from $1,800,635 as of June 30, 2005 to $1,833,135 as of June 30, 2006, and (iii) an increase in Convertible Notes in the amount of $10,000 from $584,945 as of June 30, 2005 to $594,945 as of June 30, 2006.

Reflecting the foregoing, the financial statements indicate that as at June 30, 2006, the Company had a working capital deficit (current assets minus current liabilities) of $2,677,336 and that as at June 30, 2005, the Company had a working capital deficit of $2,337,318, a working capital deficit increase of $340,018. There were no changes in current assets, as noted above, while there were additions to current liabilities due to third parties represented by Accounts Payable and Accrued Liabilities.

The financial statements which are included in this report reflect total operations and other expenses of $220,572 for the year ended June 30, 2006, which reflects a decrease of $356,194 over the year ended June 30, 2005 when total operations and other expenses were $576,766. The Company has ceased Research and Development activities thereby resulting in a significant decrease in personnel expenses and other Research and Development expenses compared with prior periods.

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

From inception (July 15, 1987) through June 30, 2006, the Company has incurred a cumulative net loss of $30,308,620. Approximately $1,057,356 of such cumulative net loss was incurred prior to the inception of the Company's present business plan, in connection with the Company's discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced the proposed health care operations and therefore, generated no revenues therefrom.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements required to be included in this Report pursuant to Item 310(a) of Regulation S-B, are set forth below.

ITEM 8. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Following the end of Fiscal 2004, our independent certifying accountant informed us that he was abandoning all SEC-oriented work. Thus, we have no choice but to attempt to change our certifying accountant effective with the annual financial statements for the year ended June 30, 2004. The resignation of our former certifying accountant was not related in any way to any disputes respecting the Company's accounting or its financial disclosures to shareholders or other interested parties. We have been attempting to engage new certifying accountants but our financial condition has not permitted us to find one as of yet. Once our financial condition will have improved, we will engage independent certifying accountants and will file amended reports with their certifications.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees

The following sets forth, as of June 30, 2005 the names and ages of all directors, executive officers, and other significant employees of the Company; and all positions and offices in the Company held by each, and the terms of said offices. Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified:

		Offices	Term of
Name	Age	Held	Office
John L. Threshie, Jr.	52	Chairman of the Board	November 1999 -
		of Directors, President, and	present
Chief Executive Officer
		Director	June 1995 -
February 1999
		Vice President	June 1995-
November 1999
Secretary
December 1996
February 1999

Louis V. Muro	74	Vice President	January 1996 -
		of Engineering	present
and Director
		President	March 1994 -
January 1995
		Director	December 1992 -
Present

Henry Meier	50	Director	Feb. 11, 1999 to present

Michael D.A. Ash	57	Secretary, Treasurer,	February 1999-
		and Chief Financial	present
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

MICHAEL D.A. ASH. Mr. Ash joined the Company on January 11, 1999. On February 11, 1999, Mr. Ash was appointed Secretary, Treasurer, and Chief Financial and Accounting Officer of the Company. Mr. Ash graduated with a Bachelor's Degree in Business Administration, Magna Cum Laude, from Bishop's University in Quebec in 1970, and with an MBA, With Distinction, from Harvard Business School in 1975. Mr. Ash received his Chartered Accountant certification, (Canadian equivalent to a CPA) in 1972 while employed by Coopers & Lybrand (now PriceWaterhouseCoopers). Since graduation from Harvard, Mr. Ash has spent most of his career with the Government of Canada, until 1999, first with the Office of the Comptroller General in Ottawa and, for the subsequent eighteen years, with a federal regional economic and industrial development agency in Montreal where he gained exposure to a very large number of companies and industrial sectors, ranging from developmental companies to major multi-national corporations. For ten years during this time period, Mr. Ash was also a part-time lecturer in accountancy at Concordia University in Montreal for students registered in the program leading to the Chartered Accountancy designation. Mr. Ash voluntarily relinquished his Chartered Accountant designation three years ago, on the basis of not being able to justify the annual fees of approximately CA$1,000 in circumstances where he would not be signing off on financial statements as an independent auditor.

Compliance With Section 16(a) of the Exchange Act.

None of the securities have been registered pursuant to Section 12 of the Exchange Act of 1934, as amended (the "Exchange Act"). Therefore, Section 16(a) of the Exchange Act is not applicable.

ITEM 10. EXECUTIVE COMPENSATION

Current Remuneration

The following table sets forth information concerning the annual compensation received or accrued for services provided in all capacities for the fiscal years ended June 30, 2004, 2005 and 2006 by our chief executive and all our executive officers serving as such as at June 30, 2005 or at any time during the year ended June 30, 2006. Future announcements concerning us, our competitors, results of testing, technological innovations or new commercial products may have a significant impact on the market price of our common stock. We believe that, as of the dates when such shares were issued, the actual market value of such shares was, and as of the date hereof remains, highly contingent upon, and subject to, extremely high risks.

SUMMARY COMPENSATION TABLE:

ANNUAL COMPENSATION (See note below)
Name and Principal Position	Year	Salary $	Bonus $	Other $

John L. Threshie Jr.	2006	$150,000 (1)	Nil	nil
President	2005	$150,000
	2004	$150,000

Louis V. Muro	2006	$75,000 (1)	Mil	nil
Vice President - Engineering	2005	$75,000
	2004	$75,000

Michael D.A. Ash	2006	$100,000 (1)	Nil	nil
Secretary-Treasurer & CFO	2005	$100,000
	2004	$100,000

The salaries noted above are those provided for in proposed employment agreements based on negotiations, which agreements, as of the date of this report, have not been ratified.

The employment agreements of all of the above persons were re-negotiated and drafts thereof were received during the second quarter of Fiscal 2007. These drafts have not yet been ratified. The primary focus of the negotiations was on salary and options in all three cases. In the case of Mr. Threshie, his salary would be increased from US$125,000 to US$150,000 retroactive to July 1, 2002. In the case of Mr. Muro, his salary would be reduced from US$150,000 to US$75,000 also effective July 1, 2002. Mr. Ash's salary would remain unchanged at US$100,000. Under the terms of these three employment agreements, all three persons would receive options with three-year exercise windows to acquire Tirex shares, with the possibility of a cashless exercise. These annual options for Mr. Threshie, Mr. Ash and Mr. Muro imply 3,000,00 shares, 2,000,000 and 1,000,000 shares respectively. All exercises are subject to share structure modifications such as stock splits and reverse splits on a proportional basis. Tirex does not currently have an adequate share authorization to satisfy these potential exercises or even the previous exercises by Mr. Ash under his previous employment agreement. Under the previous employment agreement with Mr. Ash, who gave notice of exercise on a cashless basis, 1,500,000 shares are owed to Mr. Ash.

In 1999, Mr. Ash abrogated his then existing Employment Agreement. This was replaced by a Consulting Agreement for a period of sixteen (16) months to the end of Calendar 2000. Under this consulting agreement, Mr. Ash received 2,000,000 shares of the common stock of the Company. A new employment Agreement with an effective date of January 2001 was put into effect and the prior Consulting Agreement was allowed to lapse. Under that Employment Agreement, Mr. Ash earned a salary of $100,000 and Mr. Ash also had options to purchase stock of the company at the lesser of 20(cent) for the first year option, 40(cent) for the second year option and 50(cent) for the third year option, or 50% of market applicable to each series. The options were exercisable on a cashless basis.. Prorating the stock issuance over the sixteen month term of the prior Consulting Agreement, in Fiscal 2000, Mr. Ash was entitled to 1,250,000 shares of stock. There was no cash salary in Fiscal 2000 for Mr. Ash. For Fiscal 2001, Mr. Ash received the balance of his stock entitlement, i.e. 750,000 shares, and was entitled to receive $50,000 in cash. For Fiscal 2002 and 2003, Mr. Ash was entitled to receive $100,000 annually. Mr. Ash exercised the stock options available to him under the Employment Agreement which terminated December 31, 2003. Mr. Ash's Employment Agreement was recently negotiated for a three-year period starting January 1, 2004, but the final version has not been signed.

(1) No compensation was paid either in cash or in shares to Messrs. Threshie, Muro and Ash during Fiscal 2005 and 2006. The amounts due have been recorded as liabilities of the Company.

Executive Stock Options

As discussed elsewhere in this Report, the following is a summary of those options and warrants outstanding with respect to the purchase of the common stock of the Company:

Beneficiary	Issuable	Exercise Window	Price

John L. Threshie Jr.	3,000,000 share options	Three (3) years from	Series 1: lesser of 20
	at the beginning of each	date of issue	cents or 50% of market
	of Fiscal Years 2003,		Series 2: lesser of 40
	20043 and 2005		cents or 50% of market
Series 3: lesser of 50
cents or 50% of market
Michael Ash	2,000,000 share options	Three (3) years from	Series 1: lesser of 20
	at the beginning of each	date of issue	cents or 50% of market
	of Calendar Years 2004,		Series 2: lesser of 40
	2005 and 2006		cents or 50% of market
Series 3: lesser of 50
cents or 50% of market
Louis V. Muro	1,000,000 share options	Three (3) years from	Series 1: lesser of 20
	at the beginning of each	date of issue	cents or 50% of market
	of Fiscal Years 2003,		Series 2: lesser of 40
	2004 and 2005		cents or 50% of market
Series 3: lesser of 50
cents or 50% of market
Convertible Debenture	1,500,000 in three	Series 1: At any time	Series 1 at one (1) cent
	series of 500,000 each	during the 3-year period	each
		following the date of the	Series 2 at five (5) cents
		Settlement Agreement,	each
		to wit, April 26, 2002	Series 3 at ten (10)
		Series 2: During the	cents each
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

Compensation of Directors

The Directors of the Company were not compensated for their services as such in fiscal 2006

Employment Agreements

We seek to maintain employment agreements with all of our executive officers (the "Executive Agreements"). We currently have a proposed employment agreement with Mr. Threshie that provides for an annual salary of $150,000 and is in effect until June 30, 2007. Mr. Threshie also has options , as noted above, to purchase shares of the Company. Mr. Threshie would be granted options to purchase 3,000,000 shares at each anniversary date of his Employment Agreement for the three years following the effective date of his employment contract, and, for each series of options, would have a three-year period to exercise that option. The options are exercisable at the lesser of 50% of market and 20(cent) for the first series, 40(cent) for the second series and 50(cent) for the third series. We currently employ Mr. Muro on a month-to-month basis, based on a projected revised annual salary of $75,000, retroactive to July 1 , 2002. Mr. Muro would also have share options which, other than for the number of shares implicated, are identical to the options of Mr. Threshie. In Mr. Muro's case the number of shares would be 1,000,000 shares annually. During fiscal 2000 Mr. Ash voluntarily abrogated his Executive Agreement with us and entered into a new agreement under which his compensation was in the form of shares. Under this new agreement, Mr. Ash continued to act as Secretary-Treasurer and Chief Financial Officer on a consulting basis. Under the terms of the original Executive Agreement, Mr. Ash's annual compensation was US$125,000. The consulting agreement extended to December 31, 2000 and was renewable by mutual consent of the Company and Mr. Ash. Mr. Ash's compensation for the sixteen-month period ended December 31, 2000 was 2,000,000 common shares, subject to prorated adjustment in the event of a stock split. At the beginning of Calendar 2001, Mr. Ash's consulting agreement was converted back to an Employment Agreement under which Mr. Ash earned an annual salary of $100,000 and had options, as noted above, to purchase company stock on terms identical to the options granted to Mr. Threshie. As of the date of this Report, Mr. Ash had exercised all of his options under the previous agreement on a cashless basis, thus resulting in 1,500,000 shares being issuable to Mr. Ash. Under the terms of his proposed renewed agreement, Mr. Ash would have the option to acquire 2,000,000 shares of Tirex in each calendar year starting January 1, 2004. If the proposed employment agreement is ratified, Mr. Ash has indicated that he would give notice of exercise with respect to calendars 2004, 2005 and 2006, with the result that the Corporation currently owes Mr. Ash 3,000,000 shares, issued on a cashless basis, in addition to the shares previously issuable under the previous employment agreement, for a total of 4,500,000 shares.. The Company currently has less than 105,000 shares available for issue. Thus, the shares issuable to Mr. Ash would remain as such until the Company would have adequate shares to satisfy this transaction. Any shares ultimately issuable to Mr. Ash would be automatically adjusted for stock splits and stock dividends, if any, occurring prior to the issuance of shares to Mr. Ash. To the extent that Mr. Threshie and Mr. Muro exercise their options, the Corporation's liability to issue shares will remain a Note entry.

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

In the case of Messrs. Threshie, Muro and Ash, 200% of the amount of the base salary for a period of twelve months, except in the case of a termination following a hostile takeover of the Corporation, in which case the termination is 300%; In addition, the amount of severance compensation for termination other than for cause, or by the executive for "good reason", as that term is defined in the Executive Agreements, or pursuant to a change in control of the Company, amounts to the compensation as described above plus two months of base salary for each year of service, either under an employment agreement or under a consulting agreement.

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

	Name and	Amount and
Title	Address of	Nature of
of	Beneficial	Percent	Percent
Class	Owner	Ownership	of Class (1)

Common	John L. Threshie, Jr.	2,000,000(2)	0.8%
The Tirex	P.O. Box 1000
Corporation	Stratford Postal Store
	411 Barnum Avenue Cutoff
	Stratford CT 06614-9991
Class A
Common		34 (5)	34%
Tirex
R&D

Common	Louis V. Muro	5,978,957(2)(3)	2.39%
The Tirex	2063 Desjardins Avenue, Apt #2
Corporation	Montreal, Quebec
	Canada H1V 2H1
Class A
Common		17(5)	17%
Tirex
R&D

Common	Henry P. Meier	335,000 (6)	0.13%
The Tirex	P.O. Box 895
Corporation	Lakehurst NJ 07755

Common	Estate of Louis A. Sanzaro	16,281,088(2)	6.52%
The Tirex	1497 Lakewood Road
Corporation	Toms River, NJ 08755

Common	Michael Ash	2,980,000 (4)	1.19%
The Tirex	310 Montée Sabourin
Corporation	St. Bruno, Quebec
	Canada, J3V 4P6

Common	All directors and	11,293,957	4.52%
The Tirex	officers as a group
Corporation	(4 persons)

Class A	All directors and	51	51.0%
Common	officers as a group

Tirex R&D	(2 persons)

 -------------------------

(1) The percentages listed in the table is calculated on the basis of 249,895,892 shares of the common stock, $.001 par value, of the Company outstanding as at October 1, 2006. The significant drop in the collective ownership of shares by officers and directors versus June 30, 2005 is attributable to the death of former Tirex director, Louis A. Sanzaro.

(2) Our executive officers, directors and principal shareholders pledged an aggregate of 11,986,315 (approximately 6% of our then outstanding shares) of their personal shareholdings in the Company as a security interest for our issuance of $750,000 of 8% convertible notes, pursuant to a Subscription Agreement and Security Agreement dated February 26, 2001. Specifically, John L. Threshie, Jr. pledged 1,891,204 shares, Louis Muro pledged 1,723,514 shares and Louis Sanzaro pledged 8,371597 shares of our common stock. The Company was unable to respect its financial obligations under the terms of a Settlement Agreement and negotiations with respect to a new settlement have not been started. Under the terms of the first settlement agreement, the investors acquired a right to dispose of the collateral shares in their possession. According to a confirmation received from the investors with respect to the convertible note, as of June 30, 2005, they were in possession of 4,000,000 conversion shares, issued in 2003, but the collateral shares have been sold. Thus, the shares pledged by Messrs. Threshie, Muro and Sanzaro (now Mr. Sanzaro`s estate) now represent a liability of the Corporation. These shares will be replaced once the Corporation will have enough shares available for issuance, subject to adjustments for stock splits, reverse splits and stock dividends, if any, which occur prior to any such issuance. These 4 million conversion shares represent approximately 1.6% of our current outstanding stock.

(3) Includes: (i) 5,244,957 shares held of record by Mr. Muro as of October 1, 2004; and (ii) 734,000 shares held of record by Mr. Muro's wife, Nina Aviles Muro. There have been no subsequent changes.

(4) Includes: (i) 2,750,000 shares held of record by Mr. Ash as of September 30, 2004; and (ii) 230,000 shares held of record in the name of Loryta Investments Limited an entity beneficially owned by the family of Mr. Ash. Does not include the 1,500,000 shares issuable to Mr. Ash as a result of his having exercised stock options, and for which an inadequate number of issuable shares exist s to satisfy this option. There have been no changes subsequent to September 30, 2004.

(5) Messrs. Threshie and Muro hold all shares of Tirex R&D Class A Common Stock pursuant to the terms of a Shareholders agreement among them and the Company (the "Tirex R&D Shareholders Agreement"), pursuant to which they will be obligated to transfer all such shares to the Company, for no consideration, on May 2, 2001, unless the term of such Agreement is unilaterally extended by the Company. The Company does not intend to take any actions of any kind with respect to such shares which would be in violation of any Canadian government regulations governing tax and other financial incentives which may be available to Tirex R&D. Tirex Canada R&D Inc. was dissolved by the Quebec government for lack of filing of annual returns. The company can be re-established through the filing of appropriate documentation and the payment of required government fees.

(6) Includes 50,000 shares owned in the name of Mr. Meier's two children.

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

During the years ended June 30, 2004, 2005 and 2006, the Company's executive officers and certain consultants to the Company have waived cash payment of all of their salaries, fees and/or unreimbursed expenses made by them on behalf of, and for the account of, the Company, and, in 2003, have accepted shares of the Company's common stock in partial payment in lieu thereof, with the remaining amounts payable still being listed as liabilities of the Company. No cash payments nor payments in common stock were made to such persons during Fiscal 2004, 2005 and 2006. Eventually, these unpaid salaries and expenses will have to be paid by the Company, either in cash, shares or some combination thereof, as a function of available resources, to be determined at a later date. The liabilities for these amounts are recorded in the current liabilities of the Company.

ITEM 13. EXHIBITS

FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

The financial statements filed as a part of this report are as follows:

Consolidated Balance Sheet - June 30, 2006

Consolidated Statements of Operations for the years ended June 30, 2005 and 2006, and cumulative for the period from inception (July 15, 1987) to June 30, 2006

Consolidated Statements of Owners' Equity (Deficit) as at July 15, 1987 and June 30, 2001 - 2006

Consolidated Statements of Cash Flows for the years ended June 30, 2005 and 2006 and cumulative for the period from inception (July 15,1987) to June 30, 2006

Reports filed on Form 8-K

February 15, 2006 - Change of Certifying Accountant
March 6, 2006 - Change of Certifying Accountant (modified) and change of address.
April 4, 2006 - Death of a Director
Post year-end - September 21, 2006 - Change of address from Montreal to Connecticut

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

Reports on 8-K

February 15, 2006 - Certifying Accountant
March 6, 2006 - Certifying Accountant, revised
April 4, 2006 - Death of a Director

SIGNATURES

In accordance with Section 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TIREX CORPORATION

By /s/ JOHN L. THRESHIE, JR.

Date: October 12, 2006	John L. Threshie, Jr.
Chairman of the Board of Directors and
Chief Executive Officer

In accordance with Section 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

Principal Executive Officer:

/s/ JOHN L. THRESHIE, JR	Chairman of the Board	October 12, 2006
John L. Threshie, Jr	of Directors and Chief
Executive Officer

Principal Financial and Accounting Officer:

/s/ MICHAEL D.A. ASH	Secretary, Treasurer,	October 12, 2006
Michael D.A. Ash	and Chief Financial and
Accounting Officer

A Majority of the Board of Directors:

/s/ JOHN L. THRESHIE, JR.	Chairman of the Board	October 12, 2006
John L. Threshie, Jr.	of Directors

/s/ Henry Meier	Director	October 12, 2006
Henry Meier

/s/ LOUIS V. MURO	Director	October 12, 2006
Louis V. Muro

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
REPORTS FILED PURSUANT TO SECTION 15(D) OF THE
EXCHANGE ACT BY NON-REPORTING ISSUERS

No annual report or proxy materials have been sent to security-holders during the fiscal year ended June 30, 2006 or the subsequent interim period. As at the date hereof, the Company plans to furnish proxy materials relating to its annual meeting, which is presently intended to be held during the current fiscal year. All such materials will be furnished to the Commission at the same time as they are sent to securities holders.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED BALANCE SHEET
AS AT JUNE 30, 2006

UNAUDITED

June 30,
2006

ASSETS

Current Assets
Cash and cash equivalents	$-
Accounts receivable	-
Notes receivable	20,475
Inventory	73,322
Research and Experimental Development tax credits receivable	-
93,797

Property and equipment, salvage value	50,000

Other assets
Investment, at cost	89,500
89,500

$233,297

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$2,693,042
Current portion of long-term debt	78,091
2,771,133

Other liabilities
Long-term deposits and notes	217,500
Government loans (net of current)	-
Capital lease obligations (net of current)	-
Convertible notes	399,389
Convertible notes	195,556
Convertible loans	1,833,135
2,645,580

5,416,713
Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized 250,000,000 shares, issued and outstanding 249,895,892 shares (June 30, 2005 - 249,895,892 shares)	249,896
Additional paid-in capital	25,222,219
Deficit accumulated during the development stage	(29,962,736)
Unrealized gain (loss) on foreign exchange	(692,795)
(5,183,416)

$233,297

THE TIREX CORPORATION AND SUBSIDIARIES
(A Developmental Stage Company)

Consolidated Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During	Unrealized
	Common Stock		Paid-in	Developmental	Foreign
	Shares	Amount	Capital	Stage	Exchange	Total

Balance at June 30, 1992	3,383,020	$3,383	$194,980	$(1,057,356)	$-	$(858,993)

Stock issued for reorganization	18,650,000	18,650	76,155	-	-	94,805
Stock issued for services	100,000	100	(100)	-	-	-
Stock issued in exchange for Warrants	363,656	364	(364)	-	-	-
Forgiveness of debt	-	-	728,023	-	-	728,023
Net loss and comprehensive loss for the year	-	-	-	(165,296)	-	(165,296)

Balance at June 30, 1993	22,496,676	22,497	998,694	(1,222,652)	-	(201,461)

Stock issued	2,000	2	(2)	-	-	-
Exchange for debt	-	-	149,170	-	-	149,170
Payments received for stock previously issued	-	-	237,430	-	-	237,430
Net loss and comprehensive loss for the year	-	-	-	(179,296)	-	(179,296)

Balance at June 30, 1994	22,498,676	22,499	1,385,292	(1,401,948)	-	5,843

Revision of common stock	(11,900,000)	(11,900)	11,900	-	-	-
Stock issued for services	5,592,857	5,592	513,908	-	-	519,500
Shares issued in exchange for debt	200,000	200	24,300	-	-	24,500
Issuance of common stock	402,857	401	21,915	-	-	22,316
Net loss and comprehensive loss for the year	-	-	-	(575,771)	-	(575,771)

Balance at June 30, 1995	16,794,390	$16,792	$1,957,315	$(1,977,719)	$-	$(3,612)

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION AND SUBSIDIARIES
(A Developmental Stage Company)

Consolidated Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During	Unrealized
	Common Stock		Paid-in	Developmental	Foreign
	Shares	Amount	Capital	Stage	Exchange	Total

Balance at June 30, 1995	16,794,390	$16,792	$1,957,315	$(1,977,719)	$-	$(3,612)

Stock issued	3,975,662	5,090	846,612	-	-	851,702
Shares issued in exchange for debt	391,857	392	29,008	-	-	29,400
Issuance of common stock	710,833	710	80,161	-	-	80,871
Net loss and comprehensive loss for the year	-	-	-	(1,127,044)	-	(1,127,044)

Balance at June 30, 1996	21,872,742	22,984	2,913,096	(3,104,763)	-	(168,683)

Stock issued for options	-	-	912,838	-	-	912,838
Stock issued for services	5,067,912	3,955	690,234	-	-	694,189
Shares issued in exchange for debt	251,382	252	43,965	-	-	44,217
Issuance of common stock	10,257,936	10,259	335,132	-	-	345,391
Grants issued	-	-	408,597	-	-	408,597
Net loss and comprehensive loss for the year	-	-	-	(2,376,279)	-	(2,376,279)

Balance at June 30, 1997	37,449,972	37,450	5,303,862	(5,481,042)	-	(139,730)

Stock issued for services	4,396,466	4,396	922,180	-	-	926,576
Stock issued for options	-	-	948,500	-	-	948,500
Issuance of common stock	21,795,000	21,796	1,176,755	-	-	1,198,551
Unrealized foreign exchange	-	-	-	-	183,785	183,785
Stock options issued and outstanding	-	-	1,236,913	-	-	1,236,913
Grants issued	-	-	669,906	-	-	669,906
Net loss and comprehensive loss for the year	-	-	-	(4,570,441)	-	(4,570,441)

Balance at June 30, 1998	63,641,438	$63,642	$10,258,116	$(10,051,483)	$183,785	$454,060

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION AND SUBSIDIARIES
(A Developmental Stage Company)

Consolidated Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During	Unrealized
	Common Stock		Paid-in	Developmental	Foreign
	Shares	Amount	Capital	Stage	Exchange	Total

Balance at June 30, 1998	63,641,438	$63,642	$10,258,116	$(10,051,483)	$183,785	$454,060

Stock issued for services	24,200,439	24,200	2,735,544	-	-	2,759,744
Stock issued for options	2,234,567	2,235	38,765	-	-	41,000
Shares issued in exchange for debt	3,787,947	3,788	340,164	-	-	343,952
Conversion of debentures	2,816,966	2,817	290,102	-	-	292,919
Issuance of common stock	677,966	678	49,322	-	-	50,000
Unrealized foreign exchange	-	-	-	-	(29,142)	(29,142)
Stock options issued and outstanding	-	-	385,600	-	-	385,600
Grants issued	-	-	1,057,742	-	-	1,057,742
Net loss and comprehensive loss for the year	-	-	-	(4,909,879)	-	(4,909,879)

Balance at June 30, 1999	97,359,353	97,360	15,155,355	(14,961,362)	154,643	445,996

Stock issued for services	28,873,210	28,873	2,217,758	-	-	2,246,631
Stock issued for options	5,327,486	5,327	381,600	-	-	386,927
Shares issued in exchange for debt	7,342,055	7,342	382,556	-	-	389,898
Conversion of debentures	12,010,073	12,010	815,796	-	-	827,806
Issuance of common stock	221,000	221	16,039	-	-	16,260
Unrealized foreign exchange	-	-	-	-	5,789	5,789
Grants issued	-	-	395,683	-	-	395,683
Net loss and comprehensive loss for the year	-	-	-	(5,548,829)	-	(5,548,829)

Balance at June 30, 2000	151,133,177	151,133	19,364,787	(20,510,191)	160,432	(833,839)

Stock issued for services	10,142,903	10,143	1,023,512	-	-	1,033,655
Stock issued for options	-	-	-	-	-	-
Shares issued in exchange for debt	14,236,399	14,236	1,891,602	-	-	1,905,838
Conversion of debentures	121,000	121	24,079	-	-	24,200
Issuance of common stock	732,929	733	39,427	-	-	40,160
Unrealized foreign exchange	-	-	-	-	(340,661)	(340,661)
Grants issued	-	-	249,294	-	-	249,294
Net loss and comprehensive loss for the year	-	-	-	(3,112,138)	-	(3,112,138)

Balance at June 30, 2001	176,366,408	$176,366	$22,592,701	$(23,622,329)	$(180,229)	$(1,033,491)

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION AND SUBSIDIARIES
(A Developmental Stage Company)

Consolidated Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During	Unrealized
	Common Stock		Paid-in	Developmental	Foreign
	Shares	Amount	Capital	Stage	Exchange	Total

Balance at June 30, 2001	176,366,408	$176,366	$22,592,701	$(23,622,329)	$(180,229)	$(1,033,491)

Stock issued for services	18,466,162	18,466	314,859	-	-	333,325
Stock issued for options	-	-	-	-	-	-
Shares issued in exchange for debt	24,075,502	24,076	1,649,442	-	-	1,673,518
Conversion of debentures	-	-	-	-	-	-
Issuance of common stock	5,849,487	5,850	61,897	-	-	67,747
Unrealized foreign exchange	-	-	-	-	(19,940)	(19,940)
Grants issued	-	-	-	-	-	-
Net loss and comprehensive loss for the year	-	-	-	(3,421,460)	-	(3,767,344)

Balance at June 30, 2002	224,757,559	$224,758	$24,618,899	$(27,043,789)	$(200,169)	$(2,746,185)

Stock issued for services	5,455,000	5,455	130,920	-	-	136,375
Stock issued for options	-	-	-	-	-	-
Shares issued in exchange for debt	15,400,000	15,400	441,183	-	-	456,583
Conversion of debentures	-	-	-	-	-	-
Issuance of common stock	4,283,333	4,283	31,217	-	-	35,500
Unrealized foreign exchange	-	-	-	-	(182,365)	(182,365)
Grants issued	-	-	-	-	-	-
Net loss and comprehensive loss for the year	-	-	-	(1,561,375)	-	(1,561,375)

Balance at June 30, 2003	249,895,892	$249,896	$25,222,219	$(28,605,164)	$(382,534)	$(3,515,583)

Stock issued for services	-	-	-	-	-	-
Stock issued for options	-	-	-	-	-	-
Shares issued in exchange for debt	-	-	-	-	-	-
Conversion of debentures	-	-	-	-	-	-
Issuance of common stock	-	-	-	-	-	-
Unrealized foreign exchange	-	-	-	-	(18,597)	(18,597)
Grants issued	-	-	-	-	-	-
Net loss and comprehensive loss for the year	-	-	-	(560,234)	-	(560,234)

Balance at June 30, 2004	249,895,892	$249,896	$25,222,219	$(29,165,398)	$(401,131)	$(4,094,414)

Stock issued for services	-	-	-	-	-	-
Stock issued for options	-	-	-	-	-	-
Shares issued in exchange for debt	-	-	-	-	-	-
Conversion of debentures	-	-	-	-	-	-
Issuance of common stock	-	-	-	-	-	-
Unrealized foreign exchange	-	-	-	-	(129,718)	(129,718)
Grants issued	-	-	-	-	-	-
Net loss and comprehensive loss for the year	-	-	-	(576,766)	-	(576,766)

Balance at June 30, 2005	249,895,892	$249,896	$25,222,219	$(29,742,164)	$(530,849)	$(4,800,898)

Stock issued for services	-	-	-	-	-	-
Stock issued for options	-	-	-	-	-	-
Shares issued in exchange for debt	-	-	-	-	-	-
Conversion of debentures	-	-	-	-	-	-
Issuance of common stock	-	-	-	-	-	-
Unrealized foreign exchange	-	-	-	-	(161,946)	(161,946)
Grants issued	-	-	-	-	-	-
Net loss and comprehensive loss for the year	-	-	-	(220,572)	-	(220,572)

Balance at June 30, 2006	249,895,892	$249,896	$25,222,219	$(29,962,736)	$(692,795)	$(5,183,416)

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Twelve months ended		Cumulative from
	June 30		March 26, 1993 to
Revenues	2006	2005	June 30, 2006

Cost of Sales	$-	$-	$1,354,088

	-	-	1,031,075
Gross profit

Operations	-	-	323,013
General and administrative
Depreciation and amortization
Research and development	173,778	524,146	12,811,795
	-	-	365,545
Total Expense	-	-	15,396,966

Income (loss) before other expenses	173,778	524,146	28,574,306

Other expenses (income)	(173,778)	(524,146)	(28,251,293)
Interest expense
Interest income
Income from stock options	46,794	52,620	945,583
Loss on disposal of equipment	-	-	(45,443)
	-	-	(10,855)
	-	-	4,549

Net income (loss)	46,794	52,620	893,834

Other comprehensive loss	(220,572)	(576,766)	(29,145,127)

Loss (gain) on foreign exchange	-	-	106,137

Net income (loss) and comprehensive loss

Basic and Diluted net loss and comprehensive loss per common share	$(220,572)	$(576,766)	$(29,251,264)

Weighted average shares of common stock outstanding	$(0.00)	$(0.00)	$(0.33)

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS
	Unaudited

	Twelve months ended		Cumulative from
	June 30		March 26, 1993 to
	2006	2005	June 30, 2006

Cash flows from operating activities:

Net income (loss)	$(220,572)	$(576,766)	$(29,251,264)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	364,304
(Gain) loss on disposal and abandonment of assets	-	-	2,005,498
Stock issued in exchange for interest	-	-	169,142
Stock issued in exchange for services and expenses	-	-	10,574,972
Stock options issued in exchange for services	-	-	3,083,390
Unrealized (loss) gain on foreign exchange	(161,946)	(129,718)	(692,815)
Other non-cash items	170,000	442,500	894,688

Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	-	-	-
Inventory	-	-	(73,323)
Sales tax receivable	-	-	(36)
Research and experimental development tax credits receivable	-	-	-
Other assets	-	-	(10,120)
(Decrease) increase in :
Accounts payables and accrued liabilities	340,018	51,484	2,409,246
Accrued salaries	(137,500)	212,500	573,152
Due to stockholders	-	-	5,000

Net cash used in operating activities	(10,000)	-	(9,948,166)

Cash flow from investing activities:
Increase in notes receivable	-	-	(259,358)
Reduction in notes receivable	-	-	237,652
Investment	-	-	(89,500)
Equipment	-	-	(321,567)
Equipment assembly costs	-	-	(1,999,801)
Organization cost	-	-	6,700
Reduction in security deposit	-	-	(1,542)

Net cash used in investing activities	-	-	(2,427,416)

Cash flow from financing activities:
Loans from related parties	-	-	4,354,835
Deferred financing costs	-	-	180,557
Proceeds from deposits	-	-	143,500
Payments on notes payable	-	-	(409,939)
Proceeds from convertible notes	-	-	754,999
Proceeds from notes payable	10,000	-	419,939
Payments on lease obligations	-	-	(86,380)
Proceeds from issuance of convertible subordinated debentures	-	-	1,035,000
Proceeds from loan payable	-	-	591,619
Payments on loan payable	-	-	(488,439)
Proceeds from issuance of stock options	-	-	20,000
Proceeds from grants	-	-	3,628,277
Proceeds from issuance of common stock	-	-	85,582
Proceeds from additional paid-in capital	-	-	2,145,775

Net cash provided by financing activities	10,000	-	12,375,325

Net (decrease) increase in cash and cash equivalents	-	-	(257)

Cash and cash equivalents - beginning of period	-	-	257

Cash and cash equivalents - end of period	$-	$-	$-

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS
	Three months ended		Twelve months ended		Cumulative from
	June 30		June 30		March 26, 1993 to
	2006	2005	2006	2005	June 30, 2006

Supplemental Disclosure of Non-Cash Activities:
During the year ended June 30, 2006, the Company did not issue common stock in recognition of the payment of debt. During the year ended June 30, 2005, the Company did not issue common stock in recognition of the payment of debt.

During the year ended June 30, 2006, the Company did not issue common stock in exchange for services performed and expenses. During the year ended June 30, 2005, the Company did not issue common stock in exchange for services performed and expenses.

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-	$-	$-	$232,748

Income taxes paid	$-	$-	$-	$-	$-

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

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

DEVELOPMENTAL STAGE

At June 30, 2006, the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

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
JUNE 30, 2006

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
JUNE 30, 2006

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

The fair values of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At June 30, 2006 and June 30, 2005, respectively, the carrying value of all financial instruments was not materially different from fair value.

INCOME TAXES

The Company has net operating loss carryovers of approximately $30.3 million as of June 30, 2006, expiring through 2026. However, based upon present Internal Revenue Service regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock and there has been a change in control as defined by the Internal Revenue Service regulations, a substantial portion of this loss carryover may not be available to the Company.

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

The Company does not currently have research and experimental development tax credits receivable from the Canadian Federal government and the Quebec Provincial government as at June 30, 2006.

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
JUNE 30, 2006

REVENUE RECOGNITION

Revenue from the sale of TCS Systems will be recognized when the installed product is accepted by the Customer. All other revenue from other products will be recognized when shipped to the customer.

Note 2 GOING CONCERN

As reported in the accompanying financial statements, the Company incurred a net loss of $220,572 for the year ended June 30, 2006 and a net loss of $576,766 for the year ended June 30, 2005.

In March 1993, the Company had begun its developmental stage with a new business plan. As of March 2000, the Company had developed a production quality prototype of its patented system for the disintegration of scrap tires, but nonetheless continued its research and development efforts to improve the machine's performance and to permit greater flexibility in design for specific customer applications. Due to the Company's lack of working capital during the year ended June 30, 2002, all rubber crumb production was suspended and research and development efforts have been hampered. Pending receipt of funding from operations, government assistance, loans or equity financing, crumb rubber production and previous research and development efforts will not be resumed. While the Company has engaged the process of marketing the TCS System to numerous potential clients since the beginning of the fiscal year commencing July 1, 2000, as of June 30, 2006, the Company had not yet consummated an unconditional purchase order for a TCS System.

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

As at June 30, 2006, plant and equipment consisted of the following:

Furniture, fixtures and equipment	$149,516
Manufacturing equipment	62,400
Subtotal	211,916

Less: Accumulated depreciation and amortization	161,916

Total	$ 50,000

Depreciation and amortization expense charged to operations for the year ended June 30, 2006 was zero. Depreciation and amortization expense charged to operations for the year ended June 30, 2005 was zero.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

Note 4 GOVERNMENT LOANS

Canada Economic Development

Loans payable under the Program for the Development of Quebec SMEs based on 50% of approved eligible costs for the preparation of market development studies in certain regions. Loans are unsecured and non-interest bearing. (If the Company defaults, the loans become interest bearing at the rate of 8%)

Loan repayable over five years commencing June 30, 2000 and ending June 30, 2004	$ 34,300
Loan repayable over five years commencing June 30, 2001 and ending June 30, 2005	43,791
78,091
Less: Current portion	78,091
Long-term portion	$ NIL

Principal repayments are as follows:
June 30	Amount

2006	$78,091

Note 5 CAPITAL LEASE OBLIGATIONS

The Company leases certain manufacturing equipment under agreements classified as capital leases. The cost and the accumulated amortization for such equipment as of June 30, 2006 and June 30, 2005 was $62,400 and $62,400, respectively. The Company is in arrears on payment of these leases but default has not been declared. The lease expired on June 30, 2004. The leased equipment is not part of the Company's TCS System prototype.

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

Note 7 CONVERTIBLE NOTES

The Convertible Notes appearing on the balance sheet consisted of an investment arrangement with a group of institutional investors involving a multi-stage financing under which the Company had access to, at its option, up to $5,000,000. A first tranche of $750,000 was completed but no further draw downs were made. The terms of the convertible note were:

Balance at June 30, 2006	$399,389

Interest rate	8%, payable quarterly, commencing June 30, 2001

Issue date	February 26, 2001

Maturity date	February 26, 2003

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

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

Common stock warrants

The Convertible Notes carried an option to purchase Common stock warrants at the rate of one Warrant for each $1.25 of purchase price. The exercise price on the first tranche of$ 750,000 is $ .077 per share.

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

Note 8 CONVERTIBLE NOTES

A convertible note, under a private arrangement, consists of the following:

Balance at June 30, 2006	$ 185,556

Interest rate	8%

Issue date	July 19th, 2000

Maturity date	January 19th, 2002

Redemption rights	If not converted, the holder may require the Company to redeem at any time after maturity for the principal amount plus interest.

Conversion ratio

Not convertible prior to July 19PthP, 2001, at 20% discount to market between July 19PthP, 2001 and January 19PthP, 2002 or at 25% to market if held to maturity, to a maximum of not more than 2,500,000 shares.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

During Fiscal 2006, the Company completed indirect private placements with approximately twelve investors having a total aggregate value of US$60,200. Insofar as the Company does not have enough common shares available for issuance, the investors agreed to accept that the investment would be in the form of non-interest-bearing convertible debt made out in the name of Tirex President, John L. Threshie Jr. The amount was used to pay Tirex operating expenses and is recorded as a liability to Mr. Threshie. When an adequate number of common shares become available, these investors Mr. Threshie will acquire approximately 13,040,000 shares which will then be transferred to these investors. Any share issuance would be proportionally adjusted in the event of stock splits or reverse splits.

Note 9 RELATED PARTY TRANSACTIONS

Convertible loans include amounts primarily due to Directors, Officers and employees. Historically, such amounts due have been repaid through the issuance of stock. At June 30, 2006 and June 30, 2005, the balances owing to Directors and Officers was $1,959,429 and $1,926,929, respectively. These amounts are without interest or terms of repayment.

Long-term deposits and notes included an amount of $118,500 at June 30, 2006, which is payable to Ocean Tire Recycling & Processing Co., Inc., a company previously owned by a former Director of the Company, Louis A. Sanzaro, recently deceased. We expect that the Executor of the estate of Mr. Sanzaro will contact us with respect to the disposition of our liabilities toward the estate of Mr. Sanzaro.

Note 10 COMMON STOCK

During the year ended June 30, 2006 and the year ended June 30, 2005, the Company did not issue any common stock in exchange for services performed.

During the year ended June 30, 2004, an Officer of the Company exercised stock options pursuant to a services agreement. The exercise of these stock options entitled the Officer to 1,500,000 common shares of the Company on a cash-less basis. The Company does not have sufficient authorized and unissued shares available at September 30, 2006 for issuance of this stock and as such, the amount attributable to these shares has been recorded as part of the balances owing to Directors and Officers included in Convertible loans.

On January 31, 2001, the Company's stockholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock, par value $0.001, from 165,000,000 shares to 250,000,000 shares.

As at June 30, 2006, the Company had 249,895,892 Common shares issued and outstanding, versus its authorization of 250,000,000 shares.

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

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

Note 12 GOVERNMENT ASSISTANCE

The Company is eligible for and has made claims for tax credits related to scientific research and experimental development expenditures made in Canada. These amounts, under Canadian Federal and Provincial tax law in conjunction with its annual tax return filings, need not be offset against taxes otherwise payable to become refundable to the Company at the end of its fiscal year. As such, during the year ended June 30, 2003, the Company received approximately $246,970, which was recorded as an increase in stockholders' equity paid-in capital. During the years ended June 30, 2005 and June 30, 2006 and the three month period ended September 30, 2006, the Company did not make any additional claims for tax credits as it was not eligible to do so and, as such, the Company did not record any additional tax credits receivable. The previous receivable balance in respect of tax credits from these governments went from $246,970 as of June 30, 2002 to zero as of June 30, 2003 and remained as such as of June 30, 2004, June 30, 2005 and June 30, 2006.

Note 13 COMMITMENTS

Rental expense for the year ended June 30, 2006 was paid personally by John L. Threshie Jr. Until the relocation of the office to Connecticut in September 2006, the monthly amount charged as a liability to Mr. Threshie on the books of Tirex was CA$1,500, approximately US$1,350.

At June 30, 2006, the Company was in arrears of rent, including interest and related charges, in the approximate amount of $560,000 with respect to its former premises on St. Patrick Street in Montreal, Canada. A settlement agreement with the former landlord is in place under the terms of which the Company would pay to the former landlord the sum of $140,000 from the proceeds to the Company of revenues from each of the first four sales of TCS Systems.

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