Form 10QSB
period 2006-09-30
Tirex CORP
filed 2006-11-07
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____

Commission File Number 33-17598-NY

THE TIREX CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	22-2824362
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

PO Box 1000, Stratford Postal Store
411 Barnum Avenue Cutoff
Stratford CT USA 06614-9991
(Mailing Address)

(203) 522-3247
(Issuer's telephone number, including area code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes    X             No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding for each of the issuer's classes of common equity, as of September 30, 2006:    249,895,892 shares

Transitional Small Business Disclosure Format (check one): Yes____      No    X

The Tirex Corporation
A Development Stage Company)

The financial statements are unaudited. However, Management of registrant believes that all necessary adjustments, including normal recurring adjustments, have been reflected to present fairly the financial position of registrant at September 30, 2006 and the results of its operations and changes in its cash position for the three month periods ended September 30, 2006 and 2005 and for the period from inception (July 15, 1987). This quarterly statement has not been reviewed by an independent accountant.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED BALANCE SHEET
AS AT SEPTEMBER 30, 2006

September 30,
2006

ASSETS

Current Assets
Cash and cash equivalents	$-
Accounts receivable	-
Notes receivable	20,475
Inventory	73,322
Research and Experimental Development tax credits receivable	-
93,797

Property and equipment, salvage value	50,000

Other assets
Investment, at cost	89,500
89,500

$233,297

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$2,715,032
Current portion of long-term debt	78,091
2,793,123

Other liabilities
Long-term deposits and notes	217,500
Government loans (net of current)	-
Capital lease obligations (net of current)	-
Convertible notes	399,389
Convertible notes	195,556
Convertible loans	1,914,385
2,726,830

5,519,953
Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized
250,000,000 shares, issued and outstanding
249,895,892 shares (June 30, 2005 - 249,895,892 shares)	249,896
Additional paid-in capital	25,222,219
Deficit accumulated during the development stage	(30,068,426)
Unrealized gain (loss) on foreign exchange	(690,345)
(5,286,656)

$233,297

1

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Three months ended		Cumulative from
	September 30		March 26, 1993 to
	2006	2005	September 30, 2006

Revenues	$-	$-	$1,354,088

Cost of Sales	-	-	1,031,075

Gross profit	-	-	323,013

Operations
General and administrative	93,991	126,825	12,905,786
Depreciation and amortization	-	-	365,545
Research and development	-	-	15,396,966

Total Expense	93,991	126,825	28,668,297

Income (loss) before other expenses	(93,991)	(126,825)	(28,345,284)

Other expenses (income)
Interest expense	11,699	11,699	957,282
Interest income	-	-	(45,443)
Income from stock options	-	-	(10,855)
Loss on disposal of equipment	-	-	4,549

	11,699	11,699	905,533

Net income (loss)	(105,690)	(138,524)	(29,250,817)

Other comprehensive loss
Loss (gain) on foreign exchange	-	-	106,137

Net income (loss) and comprehensive loss	$(105,690)	$(138,524)	$(29,356,954)

Basic and Diluted net loss and comprehensive
loss per common share	$(0.00)	$(0.00)	$(0.32)

Weighted average shares of common
stock outstanding	249,895,892	249,895,892	91,174,908

2

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS
	Three months ended		Cumulative from
	September 30		March 26, 1993 to
	2006	2005	September 30, 2006

Cash flows from operating activities:

Net income (loss)	$(105,690)	$(138,524)	$(29,356,954)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	-	364,304
(Gain) loss on disposal and abandonment of assets	-	-	2,005,498
Stock issued in exchange for interest	-	-	169,142
Stock issued in exchange for services and expenses	-	-	10,574,972
Stock options issued in exchange for services	-	-	3,083,390
Unrealized (loss) gain on foreign exchange	2,450	(88,309)	(690,365)
Other non-cash items	50,000	105,000	944,688

Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	-	-	-
Inventory	-	-	(73,323)
Sales tax receivable	-	-	(36)
Research and experimental development tax credits receivable	-	-	-
Other assets	-	-	(10,120)
(Decrease) increase in :
Accounts payables and accrued liabilities	21,990	61,833	2,431,236
Accrued salaries	31,250	50,000	604,402
Due to stockholders	-	-	5,000

Net cash used in operating activities	-	(10,000)	(9,948,166)

Cash flow from investing activities:
Increase in notes receivable	-	-	(259,358)
Reduction in notes receivable	-	-	237,652
Investment	-	-	(89,500)
Equipment	-	-	(321,567)
Equipment assembly costs	-	-	(1,999,801)
Organization cost	-	-	6,700
Reduction in security deposit	-	-	(1,542)

Net cash used in investing activities	-	-	(2,427,416)

Cash flow from financing activities:
Loans from related parties			4,354,835
Deferred financing costs	-	-	180,557
Proceeds from deposits	-	-	143,500
Payments on notes payable	-	-	(409,939)
Proceeds from convertible notes	-	-	754,999
Proceeds from notes payable	-	10,000	419,939
Payments on lease obligations	-	-	(86,380)
Proceeds from issuance of convertible subordinated debentures	-	-	1,035,000
Proceeds from loan payable	-	-	591,619
Payments on loan payable	-	-	(488,439)
Proceeds from issuance of stock options	-	-	20,000
Proceeds from grants	-	-	3,628,277
Proceeds from issuance of common stock	-	-	85,582
Proceeds from additional paid-in capital	-	-	2,145,775

Net cash provided by financing activities	-	10,000	12,375,325

Net (decrease) increase in cash and cash equivalents	-	-	(257)

Cash and cash equivalents - beginning of period	-	-	257

Cash and cash equivalents - end of period	$-	$-	$-

3

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS
	Three months ended		Cumulative from
	September 30		March 26, 1993 to
	2006	2005	September 30, 2006

Supplemental Disclosure of Non-Cash Activities:
During the three months ended September 30, 2006 and September 30, 2005, the Company did not issue common stock in recognition of the payment of debt. During the year ended
June 30, 2006, the Company did not issue common stock in recognition of the payment of debt.

During the three months ended September 30, 2006 and September 30, 2005, the Company did not issue common stock in exchange for services performed and expenses. During the year ended June 30, 2006, the Company did not issue common stock in exchange for services performed and expenses.

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-	$232,748

Income taxes paid	$-	$-	$-

4

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

DEVELOPMENTAL STAGE

At September 30, 2006, the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

BASIS OF CONSOLIDATION

The consolidated financial statements include the consolidated accounts of The Tirex Corporation, Tirex Canada R&D Inc., The Tirex Corporation Canada Inc., Tirex Advanced Products Quebec Inc. and Tirex Acquisition Corp. Tirex Canada R&D Inc. is held 51% by certain shareholders of the Company. The shares owned by these shareholders are held in escrow by the Company's attorney and are restricted from transfer thereby allowing for a full consolidation of this Company. The Tirex Corporation Canada Inc., Tirex Advanced Products Quebec Inc. and Tirex Acquisition Corp. are 100% held by the Company. All subsidiary companies are dormant. All inter-company transactions and accounts have been eliminated in consolidation.

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

The fair values of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At September 30, 2006 and June 30, 2006, respectively, the carrying value of all financial instruments was not materially different from fair value.

INCOME TAXES

The Company has net operating loss carryovers of approximately $30.4 million as of September 30, 2006, expiring through 2027. However, based upon present Internal Revenue Service regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock and there has been a change in control as defined by the Internal Revenue Service regulations, a substantial portion of this loss carryover may not be available to the Company.

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

The Company does not currently have research and experimental development tax credits receivable from the Canadian Federal government and the Quebec Provincial government as at September 30, 2006.

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

Note 2     GOING CONCERN

As reported in the accompanying financial statements, the Company incurred a net loss of $220,572 for the year ended June 30, 2006 and a net loss of $105,690 for the three months ended September 30, 2006.

In March 1993, the Company had begun its developmental stage with a new business plan. As of March 2000, the Company had developed a production quality prototype of its patented system for the disintegration of scrap tires, but nonetheless continued its research and development efforts to improve the machine's performance and to permit greater flexibility in design for specific customer applications. Due to the Company's lack of working capital during the year ended June 30, 2002, all rubber crumb production was suspended and research and development efforts have been hampered. Pending receipt of funding from operations, government assistance, loans or equity financing, crumb rubber production and previous research and development efforts will not be resumed. While the Company has engaged the process of marketing the TCS System to numerous potential clients since the beginning of the fiscal year commencing July 1, 2000, as of September 30, 2006, the Company had not yet consummated an unconditional purchase order for a TCS System.

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

As at September 30, 2006, plant and equipment consisted of the following:

Furniture, fixtures and equipment	$149,516
Manufacturing equipment	62,400
Subtotal	211,916

Less: Accumulated depreciation and amortization	161,916

Total	$ 50,000

Depreciation and amortization expense charged to operations for the year ended June 30, 2006 was zero. Depreciation and amortization expense charged to operations for the three months ended September 30, 2006 and September 30, 2005 was zero.

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

Note 5     CAPITAL LEASE OBLIGATIONS

The Company leases certain manufacturing equipment under agreements classified as capital leases. The cost and the accumulated amortization for such equipment as of September 30, 2006 and June 30, 2006 was $62,400 and $62,400, respectively. The equipment under capital leases has been included in property and equipment on the balance sheet. The Company is in arrears on payment of these leases but default has not been declared. The lease expired on June 30, 2004. The leased equipment is not part of the Company's TCS System prototype.

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

Note 7     CONVERTIBLE NOTES

The Convertible Notes appearing on the balance sheet consisted of an investment arrangement with a group of institutional investors involving a multi-stage financing under which the Company had access to, at its option, up to $5,000,000. A first tranche of $750,000 was completed but no further draw downs were made. The terms of the convertible note were:

Balance at September 30, 2006	$399,389

Interest rate	8%, payable quarterly, commencing
June 30, 2001

Issue date	February 26, 2001

Maturity date	February 26, 2003
Redemption rights	If not converted, the holder may require the Company to redeem at any time after maturity for the principal amount pus interest.

Conversion ratio	Lower of (i) – 80% of the average of the three lowest closing bid prices for the thirty trading days prior to the issue date, which equals $.073, or (ii) – 80% of the average of the three lowest closing bid prices for the sixty trading days prior to the conversion date.

Common stock warrants	The Convertible Notes carried an option to purchase Common stock warrants at the rate of one Warrant for each $1.25 of purchase price. The exercise price on the first tranche of $ 750,000 is $ .077 per share.

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

Note 8     CONVERTIBLE NOTES

A convertible note, under a private arrangement, consists of the following:

Balance at September 30, 2006	$ 185,556

Interest rate	8%

Issue date	July 19th, 2000

Maturity date	January 19th, 2002

Redemption rights	If not converted, the holder may require the Company to redeem at any time after maturity for the principal amount plus interest.

Conversion ratio	Not convertible prior to July 19th, 2001, at 20% discount to market between July 19th, 2001 and January 19th, 2002 or at 25% to market if held to maturity, to a maximum of not more than 2,500,000 shares.

During the first quarter of Fiscal 2006, the Company completed a private placement with two investors having a total aggregate value of US$10,000, one for $2,500 and the other for $7,500. Insofar as the Company does not have enough common shares available for issuance, the investors agreed to accept that the investment would be in the form of non-interest-bearing convertible debt with no fixed terms of repayment. When an adequate number of common shares become available, these investors will be able to convert their loans at a price of US$0.005 per share. Any conversion would be proportionally adjusted in the event of stock splits or reverse splits. In consideration of the agreed upon conversion price, prior to any possible adjustments, the company would issue 2,000,000 common shares. Until such time of any conversion, the US$10,000 is recorded as a liability on the Company's Balance Sheet. Over the twelve months ended June 30, 2006, the expenses of our company have been funded by a series of loans made by a significant number of individuals investing modest amounts totaling approximately US$60,000 each through Tirex President, John L. Threshie Jr. During the three months ended September 30, 2006 a further amount of US$3,500 was secured by Mr. Threshie under substantially the same terms. Insofar as the funds were lent to Mr. Threshie rather than to Tirex directly, with Mr. Threshie then paying personally the expenses of Tirex, which expenses have been duly recorded in our accounts offset by a liability to Mr. Threshie, the liability on our books is still listed as being toward Mr. Threshie. Thus no direct liability toward these investors is on our books. Insofar as Tirex does not have shares to issue at this time, these investors, fully cognizant of our situation and so documented in writing, have accepted that their investment is being made via Mr. Threshie and represents a convertible debt, the conversion of which can occur once Tirex will have shares available for issuance. This debt is convertible at fixed prices rather than as a discount to market. To June 30, 2006, approximately 13 million shares were involved, and a further 700,000 shares would be required as a result of the first quarter borrowings, these numbers being before any adjustments to our share authorization structure which would cause a proportionate adjustment to the number of shares actually issuable. On October 5, 2006, subsequent to the period covered by this report, a further US$5,000 was obtained by Mr. Threshie. This post-period investment implies 2,500,000 shares.

In addition to the above liability for shares, Tirex is liable for the replacement of 11,986,315 shares which were delivered as collateral by Tirex Directors, Threshie, Muro and Sanzaro (recently deceased) for the $750,000 of convertible debt contracted for in 2001, which shares were sold by the debt holders.

Note 9     RELATED PARTY TRANSACTIONS

Convertible loans include amounts primarily due to Directors, Officers and employees. Historically, such amounts due have been repaid through the issuance of stock. At September 30, 2006 and June 30, 2006, the balances owing to Directors and Officers was $2,040,679 and $1,959,429, respectively. These amounts are without interest or terms of repayment.

Long-term deposits and notes included an amount of $118,500 at September 30, 2006, which is payable to Ocean Tire Recycling & Processing Co., Inc., a company previously owned by a former Director of the Company, Louis A. Sanzaro, recently deceased. We expect that the Executor of the estate of Mr. Sanzaro will contact us with respect to the disposition of our liabilities toward the estate of Mr. Sanzaro.

Note 10     COMMON STOCK

During the three months ended September 30, 2006 and September 30, 2005 and the year ended June 30, 2005, the Company did not issue any common stock in exchange for services performed.

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

As at September 30, 2006, the Company had 249,895,892 Common shares issued and outstanding, versus its authorization of 250,000,000 shares.

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

Note 12     GOVERNMENT ASSISTANCE

The Company is eligible for and has made claims for tax credits related to scientific research and experimental development expenditures made in Canada. These amounts, under Canadian Federal and Provincial tax law in conjunction with its annual tax return filings, need not be offset against taxes otherwise payable to become refundable to the Company at the end of its fiscal year. As such, during the year ended June 30, 2003, the Company received approximately $246,970, which was recorded as an increase in stockholders' equity paid-in capital. During the years ended June 30, 2004 and June 30, 2005 and the three month period ended September 30, 2005, the Company did not make any additional claims for tax credits as it was not eligible to do so and, as such, the Company did not record any additional tax credits receivable. The previous receivable balance in respect of tax credits from these governments went from $246,970 as of June 30, 2002 to zero as of June 30, 2003 and remained as such as of June 30, 2004, June 30, 2005, June 30, 2006 and September 30, 2006.

Note 13     COMMITMENTS

Rental expense for the year ended June 30, 2006 amounted to $6,392. Rental expense for the three months ended September 30, 2006 and September 30, 2005 amounted to zero.

At September 30, 2006, the Company was in arrears of rent, including interest and related charges, in the approximate amount of $560,000. A settlement agreement with the former landlord is in place under the terms of which the Company would pay to the former landlord the sum of $140,000 from the proceeds to the Company of revenues from each of the first four sales of TCS Systems.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the three month period ended September 30, 2006. This discussion also includes events which occurred subsequent to the end of the last quarter and contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)","believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

In March 2000, we announced that our tire recycling technology prototype was ready for replication and commercialization. The intellectual property owned by Tirex comprises both the patented fracturing mill (both US and Canadian patents) plus the process of using super-cooled air rather than liquid nitrogen to freeze the tire chips to the "glass point" which permits the effective separation of the materials components of the tires, and this at a significant cost saving. The intellectual property of our process is recognized in the Manufacturing License Agreement we have with Simpro www.simpro.it. Our patent renewals for both the USA and Canada have both been completed.

Since the March 2000 announcement respecting the commercial availability of its TCS-1 model, Tirex has worked to complete the design of the TCS-2, the version of the technology which processes two million tires per year, and has worked with its manufacturing partner, Simpro S.p.A. of Turin, Italy, to refine the technology and to create the possibility of auxiliary crumb rubber processing to permit the production of much finer mesh crumb rubber than the initial technology delivers. These refinements, at no significant additional cost to customers, allow for access to higher-value crumb rubber markets which some customers desire.

Concurrent with the continued technological refinement of our technology, our primary objective has been to conclude a first purchase and sales agreement of a TCS System. In this regard, Tirex has responded to requests for information and has engaged in negotiations with potential customers throughout the world. Simultaneously, our manufacturing partner, Simpro, which also has a non-exclusive marketing accreditation, has been actively negotiating with numerous potential customers, most recently with customers based in the Middle East and with British interests who would install one or more systems in the Middle East. With respect to this latter contact, the process has been slower than what Management would have preferred, but Management recognizes that the TCS element of this industrial development initiative represents but a fraction of the total and thus the timing of the conclusion of the agreement is constrained by other negotiations with which we have no interest.

In the context of the information being provided to potential customers, we point out to these persons or entities that the original TCS-1 prototype located in Montreal has been disassembled and that the patented fracturing mill is currently physically located in Italy for reference in research and development purposes. These customers are also provided copies of videotapes which include, among other things, a visual demonstration of the prototype actually in use. In addition, these customers are provided with documentation as to the various accreditations and attestations as to the effectiveness of the TCS technology, this documentation coming entirely from independent sources, including private sector engineering firms, public sector government agencies and internationally-accredited technical universities. Customers are also offered the free-of-charge possibility to obtain tailor-made pro-forma financial forecasts for their specific region, based on an adjustable financial model created by our Chief Financial Officer, which allows for the input of local economic costing of goods and services, local taxation conditions, and various loan and depreciation scenarios. Despite this important quantity of substantiation of the effectiveness of the TCS technology and the substantial offers of assistance in the development of the business plans for these customers, the conclusion of the first purchase and sales agreement has proven elusive. Our manufacturing partner, Simpro, has succeeded in putting into place a limited performance guarantee with respect to the installations which it would accomplish, and this performance guarantee, backed by a major international insurance company, is offered to potential customers. Even with performance guarantees, conclusion of an agreement has been difficult. While negotiations on several fronts have progressed to an advanced stage, as of September 30, 2006, no unconditional contracts had been concluded.

Management attributes this difficulty in concluding a sale primarily to the lack of a long-term track record of the system and to the lack of a demonstration unit to establish the visual confirmation for customers that the technology actually works as represented. While the video of the prototype creates interest, it would appear that, by itself, it cannot replace the visual impact of a functioning fracturing mill. The approximate installed cost of a TCS-2 is 5,500,000 Euros which is a lot of money for most entrepreneurs or their financial backers for unproven long-term technology. Tirex is currently encouraging Simpro to manufacture such a fracturing mill as a significant marketing aid, but cannot guarantee that Simpro will acquiesce to our request that such a partial demonstration unit be created.

During Fiscal 2006, Tirex developed a strategic relation with the The Platinum Group (www.tpgus.com), a US organization substantially involved in both domestic and international business development. A restructuring of the operations of this group has underlined the separation of its domestic operations from the international operations, which Tirex management views positively, given the importance of both markets. Tirex maintains very active communications and collaboration with both sides of this economic development group. In particular, the international side has been very active in the promotion of our technology in the Middle East. The international side has been particularly active during our first quarter, with the exception of the Ramadan period which started in mid-September and during which activity normally reduces to a certain extent. The most active opportunities on which either Tirex or Simpro have worked during the first quarter of Fiscal 2007 and on which efforts continue include projects for the Middle east, the United Kingdom, Morocco and Malaysia. It has been represented to either Tirex or Simpro that all of these projects have obtained either a major part of their funding requirement or their entire funding requirement. Management has not been able to verify the accuracy of such representations and is thus not in a position to assert that TCS System sales contracts will be concluded.

These opportunities may not conclude in definitive agreements Until there is a commercial system in operation and regardless of Management's optimism there can be no assurance that these opportunities will actually result in unconditional sales contracts.

Tirex continues to be listed on the Internet Recycling Exchange and, when combined with our web site, www.tirex.tcs.com continues to generate interest on a global basis. What appears to be quite clear is the desire to acquire new technologies to replace existing technologies which are either being phased out by evolving government regulations or which are not economically viable in the absence of tire recycling subsidies.

The finalizing of the License Agreement with Simpro means that the gross revenues from sales will be recorded on Simpro's books, not in the books of Tirex. The amount remitted back to Tirex will take the form of a royalty and will be accounted for as such. Regardless of the contract structure and the accounting effects which result, generally accepted accounting principles in effect in the USA have the effect that the revenues to Tirex resulting from such transactions will not be recognizable until the systems will have been accepted by the customers. Given the time line required to manufacture, install and have accepted these systems, it is quite unlikely that any revenues would become recognizable during our fiscal year which will end June 30, 2007. While the Company will benefit from the periodic cash inflows resulting from progress payments during the next approximately ten months, the royalty will, in fact, not have been earned until the systems are accepted by the customers.

As a result of this period preceding the commencement of commercial operations, we have had to cover our overhead costs from sources other than from commercial revenues. We expect that some portion of our future overhead costs, which may be significant, will continue to be covered from sources other than commercial revenues. Since March of 2003, our monthly our-of-pocket cash costs have been reduced to inconsequential amounts, and thus our requirement to find financial resources to fund operations is minimal. Our greatest expense, from an accounting standpoint, is for salaries. These salaries have not been paid for over four years, but rather set up as payables and represent by far the greatest proportion of our current liabilities. Our cash flow deficit condition will continue until such time as the Company will start generating revenues from the sale of TCS Systems. Until we can succeed in securing an unconditional sales contract for the sale of one or more systems employing our technology, the company will not be engaging any significant financial commitments and will not be engaging in any significant research and development activities nor increasing employment.

Over the twelve months ended June 30, 2006, the expenses of our company have been funded by a series of loans made by a significant number of individuals investing modest amounts totaling approximately US$60,000 each through Tirex President, John L. Threshie Jr. During the three months ended September 30, 2006 a further amount of US$3,500 was secured by Mr. Threshie under substantially the same terms. Insofar as the funds were lent to Mr. Threshie rather than to Tirex directly, with Mr. Threshie then paying personally the expenses of Tirex, which expenses have been duly recorded in our accounts offset by a liability to Mr. Threshie, the liability on our books is still listed as being toward Mr. Threshie. Thus no direct liability toward these investors is on our books. Insofar as Tirex does not have shares to issue at this time, these investors, fully cognizant of our situation and so documented in writing, have accepted that their investment is being made via Mr. Threshie and represents a convertible debt, the conversion of which can occur once Tirex will have shares available for issuance. This debt is convertible at fixed prices rather than as a discount to market. To June 30, 2006, approximately 13 million shares were involved, and a further 700,000 shares would be required as a result of the first quarter borrowings, these numbers being before any adjustments to our share authorization structure which would cause a proportionate adjustment to the number of shares actually issuable. On October 5, 2006, subsequent to the period covered by this report, a further US$5,000 was obtained by Mr. Threshie. This post-period investment implies 2,500,000 shares.

In addition to the above liability for shares, Tirex is liable for the replacement of 11,986,315 shares which were delivered as collateral by Tirex Directors, Threshie, Muro and Sanzaro (recently deceased) for the $750,000 of convertible debt contracted for in 2001, which shares were sold by the debt holders.

We will require a modification to our share authorization in order to be able to satisfy the obligation to issue new shares. Once shares will become available for issuance, the amounts due to Mr. Threshie, Mr. Muro and the estate of Mr. Sanzaro will be will be satisfied. With respect to a portion of the shares issuable to Mr. Threshie, these shares will be transferred by him to the indirect investors noted above..

Since August 2005, the office rent of Tirex has been assumed by Mr. Threshie. Until September 2006, this amount was CA$1,500 per month. This amount has been accrued as a liability to Mr. Threshie on our books since last August. For a period of three weeks from mid-August to early September 2006, Mr. Threshie and the Tirex office was lodged personally by Tirex CFO, Michael Ash, who has provided these premises at a discounted rate of CA$1,000 for the three-week period in question. Effective the week following Labor Day, the Tirex Head Office was relocated to Stratford, Connecticut where office and operational expenses are relatively nominal.

During the first quarter of Fiscal 2007, Tirex completed the negotiation of the employment agreements with respect to Tirex CEO and President, John L. Threshie Jr,, Tirex Vice President Engineering and Research and Development, Louis V. Muro and Tirex Secretary-Treasurer and Chief Financial Officer, Michael Ash, although the final versions have not yet been ratified. Under the terms of these agreements, Mr. Threshie's salary would be augmented to US$150,000 retroactive to July 1, 2002 while Mr. Muro's salary would be reduced retroactively to July 1, 2002 to US$75,000. The salary of Mr. Ash would remain unchanged at US$100,000. Also under the terms of the agreements, Mr. Threshie would receive an option to acquire 3,000,000 shares of the corporation at the beginning of each year of his three-year agreement, the effective inception date being July 1 2004. Similarly, Mr. Muro would receive options to purchase 1,000,000 shares per year. Mr. Muro's employment would also be effective July 1, 2004. Other than for the number of shares involved, Mr. Muro's options proposed agreement would be identical to that of Mr. Threshie. As for Mr. Ash, his three-year employment agreement would be effective January 1, 2004 and would provide for him to acquire 2,000,000 shares of Tirex in each of the three years of his contract. In all cases, the exercise window is three years. These options could be exercised on a cashless basis and are described in more detail elsewhere in this report Tirex does not currently have an adequate share authorization to satisfy any exercises under these options, and, in fact, is in arrears with respect to options already exercised by Mr. Ash under the previous version of his employment agreement. The exercised options will result in share issuances once Tirex will have an adequate number of shares available for issuance. Any such issuances will be subject to any corporate actions regarding stock splits, reverse splits or stock dividends on a proportional basis.

In February of 2001, we concluded a private financing with an investor group. Under the terms of the Agreement, we had the contractual right to require the Investor to purchase up to US$5,000,000 of put notes. We drew down US$750,000 of this amount and used the proceeds of this financing toward legal and consulting fees due, normal operating expenses such as payroll, rent and taxes and the acquisition of equipment for our prototype TCS-1 Plant. In July of 2001, the Company entered into a technical default with respect to the Agreement by not having an SB-2 Registration Statement declared effective by the SEC. After several months of negotiations, the Company entered into a Settlement Agreement with the Investor Group which provided for a cash pay down of the amount owed, including interest and penalties over a period of approximately two years starting with the date the Settlement Agreement was signed, the right of the Investor Group to continue to be able to sell up to 600,000 collateral and Rule 144 shares per month and the issuance of three series of warrants, 500,000 each, exercisable at prices of one cent, five cents and ten cents over a three year period. This Settlement Agreement was announced in April of 2002, and details of the terms of the Agreement are filed as an Exhibit to this Report. The Company, in the absence of having completed its first sales of TCS Systems according to our expectations, was unable to generate the cash flow necessary to pay down the Convertible Note in accordance with the terms of the Settlement Agreement. Thus, the Company once again finds itself in a position of default. Numerous recourses are available to the holders of the Convertible Notes, but to date, these recourses have not been exercised. Such recourses can be exercised at any time and the fact that they have not been exercised so far does not preclude their being exercised now or in the future. The Company has kept the Convertible Note holders apprised of its efforts to sell TCS Systems and thus restart the repayments on the Convertible Notes. The collateral shares provided by the directors, totaling approximately 11,986,000 shares, have been sold by the investors.

Because of the lengthy delay preceding the commencement of commercial operations, we have historically had to cover our overhead costs from sources other than from commercial revenues. We expect that some portion of our future overhead costs, which may be significant, will continue to be covered from sources other than commercial revenues. Since March of 2003, our monthly our-of-pocket cash costs have been reduced to relatively inconsequential amounts, and thus our requirement to find financial resources to fund operations has been minimal. Our greatest expense, from an accounting standpoint, is for salaries. These salaries have not actually been paid for over four years, but rather set up as payables. Our cash flow deficit condition will continue until such time as the Company will start generating revenues from the sale of TCS Systems. Until we can succeed in securing an unconditional sales contract for the sale of one or more systems employing our technology, the company will not be engaging any significant financial commitments and will not be engaging in any significant research and development activities nor increasing employment.

Liquidity and Capital Resources

As of September 30, 2006, the Company had total assets of $233,297 as compared to $233,297 at September 30, 2005 reflecting no change, and also no change versus total assets at June 30, 2006. There were no changes in the value of individual assets, representing Notes Receivable, Inventory, Property and Equipment and an Investment, from September 30, 2005 to September 30, 2006 and from June 30, 2006 to September 30, 2006.

As of September 30, 2006, the Company had total liabilities of $5,519,953 as compared to $5,261,028 at September 30, 2005, reflecting an increase of $258,925, and reflecting an increase of $103,240 versus total liabilities as at June 30, 2006, which total amounted to $5,416,713. The increase in total liabilities from September 30, 2005 to September 30, 2006 is primarily attributable to an increase of $250,175 in Accounts Payable and Accrued Liabilities and by an increase of $8,750 in Convertible Loans. The increase in total liabilities from June 30, 2006 to September 30, 2006 is primarily attributable to an increase of $21,990 in Accounts Payable and Accrued Liabilities and to an increase of $81,250 in Convertible Loans.

Reflecting the foregoing, the financial statements indicate that as at September 30, 2006, the Company had a working capital deficit (current assets minus current liabilities) of $2,699,326 compared to a working capital deficit of $2,449,151 as at September 30, 2005, reflecting an increase of $250,175. The working capital deficit of $2,699,326 as at September 30, 2006 compares to a working capital deficit of $2,677,336 as at June 30, 2006, reflecting an increase of $21,990.

The financial statements which are included in this report reflect total operations and other expenses of $105,690 for the three month period ended September 30, 2005 versus $138,524 for the comparative three month period ended September 30, 2005, reflecting an decrease of $32,834. The Company has ceased Research and Development activities thereby resulting in a significant decrease in personnel expenses and other Research and Development expenses compared with prior periods.

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

From inception (July 15, 1987) through September 30, 2006, the Company has incurred a cumulative net loss of $30,414,310. Approximately $1,057,356 of such cumulative net loss was incurred prior to the inception of the Company's present business plan, in connection with the Company's discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced the proposed health care operations and therefore, generated no revenues therefrom.

Item 3 - Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer, who is the Company's principal executive officer, and its Chief Financial Officer, who is the Company's principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to The Tirex Corporation, including its consolidated subsidiaries, required to be included in this report and the other reports that the Company files or submits under the Securities Exchange Act of 1934. During the first quarter of fiscal 2007, there have been no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

We are presently a party in the following legal proceedings, the status of which has not changed since the Company filed its Annual Report on Form 10-KSB for Fiscal 2006.

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

Item 4 - Submission of Matters to a Vote of Security Holders

During the three-month period ended September 30, 2006, there were no submissions of matters to a vote of Security Holders.

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

THE TIREX CORPORATION

Date: November 13, 2006	By /s/ John L. Threshie,jr.
John L. Threshie, Jr. President

Date: November 13, 2006	By /s/ Michael Ash
Michael Ash, Treasurer and
Chief Accounting and Financial Officer