Form 10QSB
period 2006-12-31
Tirex CORP
filed 2007-02-06
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2006.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 33-17598-NY

THE TIREX CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	22-2824362
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

PO Box 1000
Stratford, CT, USA
06614-9991
(Mailing Address)

(203) 522-3247
(Issuer's telephone number, including area code)

PO Box 1000, Stratford Postal Office
411 Barnum Ave. Cutoff
Stratford CT USA 06614-9991
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

State the number of shares outstanding for each of the issuer's classes of common equity, as of December 31, 2006 :249,895,892 shares

Transitional Small Business Disclosure Format (check one): Yes ___     No   X

The Tirex Corporation
(A Development Stage Company)

The financial statements are unaudited. However, Management of registrant believes that all necessary adjustments, including normal recurring adjustments, have been reflected to present fairly the financial position of registrant at December 31, 2006 and the results of its operations and changes in its cash position for the three and six month periods ended December 31, 2006 and 2005 and for the period from inception (July 15, 1987). This quarterly statement has not been reviewed by an independent accountant.

Item 1 - Financial Statements (Unaudited)

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED BALANCE SHEET
AS AT DECEMBER 31, 2006

December 31,
2006

ASSETS

Current Assets
Cash and cash equivalents	$-
Accounts receivable	-
Notes receivable	20,475
Inventory	73,322
Research and Experimental Development tax credits receivable	-
93,797

Property and equipment,
salvage value	50,000

Other assets
Investment, at cost	89,500
89,500

$233,297

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$2,663,709
Current portion of long-term debt	78,091
2,741,800

Other liabilities
Long-term deposits and notes	217,500
Government loans (net of current)	-
Capital lease obligations (net of current)	-
Convertible notes	399,389
Convertible notes	195,556
Convertible loans	2,029,135
2,841,580

5,583,380
Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized
250,000,000 shares, issued and outstanding
249,895,892 shares (June 30, 2005 - 249,895,892 shares)	249,896
Additional paid-in capital	25,222,219
Deficit accumulated during the development stage	(30,207,341)
Unrealized gain (loss) on foreign exchange	(614,857)
(5,350,083)

$233,297

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended		Six months ended		Cumulative from
	December-06	December 05	December 31		March 26, 1993 to
	2006	2005	2006	2005	December 31, 2006

Revenues	$-	$-	$-	$-	$1,354,088

Cost of Sales	-	-	-	-	1,031,075

Gross profit	-	-	-	-	323,013

Operations
General and administrative	127,215	138,950	221,207	265,776	13,033,002
Depreciation and amortization	-	-	-	-	365,545
Research and development	-	-	-	-	15,396,966

Total Expense	127,215	138,950	221,207	265,776	28,795,513

Income (loss) before other expenses	(127,215)	(138,950)	(221,207)	(265,776)	(28,472,500)

Other expenses (income)
Interest expense	11,699	11,699	23,397	23,397	968,980
Interest income	-	-	-	-	(45,443)
Income from stock options	-	-	-	-	(10,855)
Loss on disposal of equipment	-	-	-	-	4,549

	11,699	11,699	23,397	23,397	917,231

Net income (loss)	(138,914)	(150,649)	(244,604)	(289,173)	(29,389,731)

Other comprehensive loss
Loss (gain) on foreign exchange	-	-	-	-	106,137

Net income (loss) and comprehensive loss	$(138,914)	$(150,649)	$(244,604)	$(289,173)	$(29,495,868)

Basic and Diluted net loss and comprehensive
loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.32)

Weighted average shares of common
stock outstanding	249,895,892	249,895,892	249,895,892	249,895,892	93,201,322

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended		Six months ended		Cumulative from
	December 31		December 31		March 26, 1993 to
	2006	2005	2006	2005	December 31, 2006

Cash flows from operating activities:

Net income (loss)	$(138,914)	$(150,649)	$(244,604)	$(289,173)	$(29,495,868)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	-	-	-	364,304
(Gain) loss on disposal and abandonment of assets	-	-	-	-	2,005,498
Stock issued in exchange for interest	-	-	-	-	169,142
Stock issued in exchange for services and expenses	-	-	-	-	10,574,972
Stock options issued in exchange for services	-	-	-	-	3,083,390
Unrealized (loss) gain on foreign exchange	75,488	202	77,938	(88,107)	(614,877)
Other non-cash items	83,500	55,000	133,500	110,000	1,028,188

Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	-	-	-	-	-
Inventory	-	-	-	-	(73,323)
Sales tax receivable	-	-	-	-	(36)
Research and experimental development tax credits receivable	-	-	-	-	-
Other assets	-	-	-	-	(10,120)
(Decrease) increase in :
Accounts payables and accrued liabilities	(51,324)	45,447	(29,334)	157,280	2,379,912
Accrued salaries	31,250	50,000	62,500	100,000	635,652
Due to stockholders	-	-	-	-	5,000

Net cash used in operating activities	-	-	-	(10,000)	(9,948,166)

Cash flow from investing activities:
Increase in notes receivable	-	-	-	-	(259,358)
Reduction in notes receivable	-	-	-	-	237,652
Investment	-	-	-	-	(89,500)
Equipment	-	-	-	-	(321,567)
Equipment assembly costs	-	-	-	-	(1,999,801)
Organization cost	-	-	-	-	6,700
Reduction in security deposit	-	-	-	-	(1,542)

Net cash used in investing activities	-	-	-	-	(2,427,416)

Cash flow from financing activities:
Loans from related parties					4,354,835
Deferred financing costs	-	-	-	-	180,557
Proceeds from deposits	-	-	-	-	143,500
Payments on notes payable	-	-	-	-	(409,939)
Proceeds from convertible notes	-	-	-	-	754,999
Proceeds from notes payable	-	-	-	10,000	419,939
Payments on lease obligations	-	-	-	-	(86,380)
Proceeds from issuance of convertible subordinated debentures	-	-	-	-	1,035,000
Proceeds from loan payable	-	-	-	-	591,619
Payments on loan payable	-	-	-	-	(488,439)
Proceeds from issuance of stock options	-	-	-	-	20,000
Proceeds from grants	-	-	-	-	3,628,277
Proceeds from issuance of common stock	-	-	-	-	85,582
Proceeds from additional paid-in capital	-	-	-	-	2,145,775

Net cash provided by financing activities	-	-	-	10,000	12,375,325

Net (decrease) increase in cash and cash equivalents	-	-	-	-	(257)

Cash and cash equivalents - beginning of period	-	-	-	-	257

Cash and cash equivalents - end of period	$-	$-	$-	$-	$-

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended		Three months ended		Cumulative from
	December 31		December 31		March 26, 1993 to
	2006	2005	2006	2005	December 31, 2006

Supplemental Disclosure of Non-Cash Activities:
During the six months ended December 31, 2006 and December 31, 2005, the Company did not issue common stock in recognition of the payment of debt. During the year ended
June 30, 2006, the Company did not issue common stock in recognition of the payment of debt.

During the six months ended December 31, 2006 and December 31, 2005, the Company did not issue common stock in exchange for services performed and expenses. During the year ended June 30, 2006, the Company did not issue common stock in exchange for services performed and expenses.

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-	$-	$-	$232,748

Income taxes paid	$-	$-	$-	$-	$-

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

DEVELOPMENTAL STAGE

At December 31, 2006, the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

BASIS OF CONSOLIDATION

The consolidated financial statements include the consolidated accounts of The Tirex Corporation, Tirex Canada R&D Inc., The Tirex Corporation Canada Inc., Tirex Advanced Products Quebec Inc. and Tirex Acquisition Corp., all of these subsidiaries currently being dormant. Certain of these companies have actually been de-registered by government authorities but could easily be revived if circumstances would warrant such action. Tirex Canada R&D Inc. is held 51% by two shareholders of the Company. The shares owned by these shareholders are held in escrow by the Company's attorney and are restricted from transfer thereby allowing for a full consolidation of this Company. The Tirex Corporation Canada Inc., Tirex Advanced Products Quebec Inc. and Tirex Acquisition Corp. are 100% held by the Company. All subsidiary companies are dormant. All inter-company transactions and accounts have been eliminated in consolidation.

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

The fair values of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At December 31, 2006 and June 30, 2006, respectively, the carrying value of all financial instruments was not materially different from fair value.

INCOME TAXES

The Company has net operating loss carryovers of approximately $30.5 million as of December 31, 2006, expiring through 2027. However, based upon present Internal Revenue Service regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock and there has been a change in control as defined by the Internal Revenue Service regulations, a substantial portion of this loss carryover may not be available to the Company.

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

The Company does not currently have research and experimental development tax credits receivable from the Canadian Federal government and the Quebec Provincial government as at December 31, 2006.

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

Note 2               GOING CONCERN

As reported in the accompanying financial statements, the Company incurred a net loss of $220,572 for the year ended June 30, 2006 and a net loss of $244,604 for the six months ended December 31, 2006.

In March 1993, the Company had begun its developmental stage with a new business plan. As of March 2000, the Company had developed a production quality prototype of its patented system for the disintegration of scrap tires, but nonetheless continued its research and development efforts to improve the machine's performance and to permit greater flexibility in design for specific customer applications. Due to the Company’s lack of working capital during the year ended June 30, 2002, all rubber crumb production was suspended and research and development efforts have been hampered. Pending receipt of funding from operations, government assistance, loans or equity financing, crumb rubber production and previous research and development efforts will not be resumed. While the Company has engaged the process of marketing the TCS System to numerous potential clients since the beginning of the fiscal year commencing July 1, 2000, as of December 31, 2006, the Company had not yet consummated an unconditional purchase order for a TCS System.

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

Note 3              PROPERTY AND EQUIPMENT

As at December 31, 2006, plant and equipment consisted of the following:

Furniture, fixtures and equipment	$149,516
Manufacturing equipment	62,400
Subtotal	211,916

Less: Accumulated depreciation and amortization	161,916

Total	$50,000

Depreciation and amortization expense charged to operations for the year ended June 30, 2006 was zero. Depreciation and amortization expense charged to operations for the six months ended December 31, 2006 and December 31, 2005 was zero.

Note 4              GOVERNMENT LOANS

Canada Economic Development

Loans payable under the Program for the Development of Quebec SMEs based on 50% of approved eligible costs for the preparation of market development studies in certain regions. Loans are unsecured and non-interest bearing. (If the Company defaults, the loans become interest bearing at the rate of 8%).

Loan repayable over five years commencing June 30, 2000 and ending
June 30, 2004		$34,300
Loan repayable over five years commencing June 30, 2001 and ending
June 30, 2005		43,791
		78,091
Less: Current portion		78,091
Long-term portion	$	NIL

Principal repayments are as follows:
June 30		Amount

2007		$78,091

Note 5              CAPITAL LEASE OBLIGATIONS

The Company leased certain manufacturing equipment under agreements classified as capital leases. The cost and the accumulated amortization for such equipment as of December 31, 2006 and June 30, 2006 was $62,400 and $62,400, respectively. The equipment under capital leases has been included in property and equipment on the balance sheet. The Company is in arrears on payment of these leases but default has not been declared. The lease expired on June 30, 2004. The leased equipment is not part of the Company’s TCS System prototype.

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

Note 7              CONVERTIBLE NOTES

The Convertible Notes appearing on the balance sheet consisted of an investment arrangement with a group of institutional investors involving a multi-stage financing under which the Company had access to, at its option, up to $5,000,000. A first tranche of $750,000 was completed but no further draw downs were made. The terms of the convertible note were:

Balance at December 31, 2006	$399,389

Interest rate	8%, payable quarterly, commencing
June 30, 2001

Issue date	February 26, 2001

Maturity date	February 26, 2003

Redemption rights	If not converted, the holder may require the Company to redeem at any time after maturity for the principal amount pus interest.

Conversion ratio	Lower of (i) – 80% of the average of the three lowest closing bid prices for the thirty trading days prior to the issue date, which equals $.073, or (ii) – 80% of the average of the three lowest closing bid prices for the sixty trading days prior to the conversion date.

Common stock warrants	The Convertible Notes carried an option to purchase Common stock warrants at the rate of one Warrant for each $1.25 of purchase price. The exercise price on the first tranche of $ 750,000 is $ .077 per share.

Certain current and previous Directors and Officers of the Company have pledged approximately 12,000,000 of their personal shares of Common Stock of the Company as security for the Convertible Notes until such time as the Company files with the Securities and Exchange Commission a Registration Statement on Form SB-2, to register common stock and warrants issuable upon the conversion of the notes, no later than 150 days after the issue date of the Convertible Notes. This deadline was not met and, as such, the investors served a notice of default to the Company on July 19, 2001. The Registration Statement was never declared effective by the Securities and Exchange Commission and was eventually withdrawn. Thus, the Convertible Notes cannot be converted to Common Stock nor may the Common Stock warrants be exercised. On April 24, 2002 the Company entered into a Settlement Agreement with the Note holders. The Company was forced to default on this Settlement Agreement. Accordingly, the terms of the Convertible Notes have become effective once again. Approximately two-thirds of the collateral shares provided to the investors were the property of former Tirex Director, Louis A, Sanzaro, now deceased. While we have not confirmed the disposition of the liabilities of our company toward the estate of Mr. Sanzaro, the company intends to act in accordance with the testament of Mr. Sanzaro.

Note 8              CONVERTIBLE NOTES

A convertible note, under a private arrangement, consists of the following:

Balance at December 31, 2006	$ 185,556

Interest rate	8%

Issue date	July 19th, 2000

Maturity date	January 19th, 2002

Redemption rights	If not converted, the holder may require the Company to redeem at any time after maturity for the principal amount plus interest.

Conversion ratio	Not convertible prior to July 19th, 2001, at 20% discount to market between July 19th, 2001 and January 19th, 2002 or at 25% to market if held to maturity, to a maximum of not more than 2,500,000 shares.

During the first quarter of Fiscal 2006, the Company completed a private placement with two investors having a total aggregate value of US$10,000, one for $2,500 and the other for $7,500. Insofar as the Company does not have enough common shares available for issuance, the investors agreed to accept that the investment would be in the form of non-interest-bearing convertible debt with no fixed terms of repayment. When an adequate number of common shares become available, these investors will be able to convert their loans at a price of US$0.005 per share. Any conversion would be proportionally adjusted in the event of stock splits or reverse splits. In consideration of the agreed upon conversion price, prior to any possible adjustments, the company would issue 2,000,000 common shares. Until such time of any conversion, the US$10,000 is recorded as a liability on the Company’s Balance Sheet.

Over the twelve months ended June 30, 2006, the expenses of our company have been funded by a series of loans made by a significant number of individuals investing modest amounts each totaling approximately US$60,700 through Tirex President, John L. Threshie Jr. During the six months ended December 31, 2006 a further amount of US$36,000 was secured by Mr. Threshie under substantially the same terms. Insofar as the funds were lent to Mr. Threshie rather than to Tirex directly, with Mr. Threshie then paying personally the expenses of Tirex, which expenses have been duly recorded in our accounts offset by a liability to Mr. Threshie, the liability on our books is still listed as being toward Mr. Threshie. Thus no direct liability toward these investors is on our books. Insofar as Tirex does not have shares to issue at this time, these investors, fully cognizant of our situation and so documented in writing, have accepted that their investment is being made via Mr. Threshie and represents a convertible debt, the conversion of which can occur once Tirex will have shares available for issuance. This debt is convertible at fixed prices rather than as a discount to market. To June 30, 2006, approximately 13,140,000 shares were involved, and a further 8,200,000 shares would be required as a result of the borrowings during the six months ended December 31, 2006, these numbers being before any adjustments to our share authorization structure which would cause a proportionate adjustment to the number of shares actually issuable.

In addition to the above liability for shares, Tirex is liable for the replacement of 11,986,315 shares which were delivered as collateral by Tirex Directors, Threshie, Muro and Sanzaro (recently deceased) for the $750,000 of convertible debt contracted for in 2001, which shares were sold by the debt holders.

Note 9              RELATED PARTY TRANSACTIONS

Convertible loans include amounts primarily due to Directors, Officers and employees. Historically, such amounts due have been repaid through the issuance of stock. At December 31, 2006 and June 30, 2006, the balances owing to Directors and Officers was $2,121,929 and $1,959,429, respectively. These amounts are without interest or terms of repayment.

Long-term deposits and notes included an amount of $118,500 at December 31, 2006, which is payable to Ocean Tire Recycling & Processing Co., Inc., a company previously owned by a former Director of the Company, Louis A. Sanzaro, recently deceased. We expect that the Executor of the estate of Mr. Sanzaro will contact us with respect to the disposition of our liabilities toward the estate of Mr. Sanzaro.

Note 10            COMMON STOCK

During the six months ended December 31, 2006 and December 31, 2005 and the year ended June 30, 2006, the Company did not issue any common stock in exchange for services performed.

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

As at December 31, 2006, the Company had 249,895,892 Common shares issued and outstanding, versus its authorization of 250,000,000 shares.

Note 11            CONVERTIBLE DEBT

In the event that holders of convertible rights of option exercise such rights of conversion, the Company does not have sufficient number of authorized shares conversion stock to fulfill such obligations and a shareholder meeting would be required to approve the additional authorized number of shares. There is no assurance that the shareholders would approve the increase to the number of authorized shares of stock to meet the conversion obligations under the various conversion agreements or options or agree to a reverse split of the stock.

Note 12            GOVERNMENT ASSISTANCE

The Company is eligible for and has made claims for tax credits related to scientific research and experimental development expenditures made in Canada. These amounts, under Canadian Federal and Provincial tax law in conjunction with its annual tax return filings, need not be offset against taxes otherwise payable to become refundable to the Company at the end of its fiscal year. As such, during the year ended June 30, 2003, the Company received approximately $246,970, which was recorded as an increase in stockholders’ equity paid-in capital. During the years ended June 30, 2004 and June 30, 2005 and the three month period ended September 30, 2005, the Company did not make any additional claims for tax credits as it was not eligible to do so and, as such, the Company did not record any additional tax credits receivable. The previous receivable balance in respect of tax credits from these governments went from $246,970 as of June 30, 2002 to zero as of June 30, 2003 and remained as such as of June 30, 2004, June 30, 2005, June 30, 2006 and December 31, 2006.

Note 13            COMMITMENTS

Rental expense for the year ended June 30, 2006 amounted to $6,392. Rental expense for the six months ended December 31, 2006 and September 30, 2005 amounted to zero and $6,392, respectively.

At December 31, 2006, the Company was in arrears of rent, including interest and related charges, in the approximate amount of $560,000. A settlement agreement with the former landlord is in place under the terms of which the Company would pay to the former landlord the sum of $140,000 from the proceeds to the Company of revenues from each of the first four sales of TCS Systems.

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

An action was instituted by a Plaintiff, the Company’s landlord, against the Company in June 2001 for arrears of rent in the amount of approximately $113,900. Subsequent additions to arrearages with respect to rent and property taxes raised the amount due to approximately $560,000. A settlement agreement with the former landlord is in place, under the terms of which the Company would pay to the former landlord the sum of $140,000 from the proceeds to the Company of revenues from the first four sales of TCS Systems.

Note 15            ACCUMULATED OTHER COMPREHENSIVE INCOME

The deficit accumulated during the development stage included accumulated comprehensive other income totaling $103,396.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the three and six month periods ended December 31, 2006. This discussion also includes events which occurred subsequent to the end of the last quarter and contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)","believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

In March 2000, we announced that our tire recycling technology prototype was ready for replication and commercialization. The intellectual property owned by Tirex comprises the patented ‘fracturing mill’ (both US and Canadian patents). Additionally, the process of using super-cooled air rather than liquid nitrogen to freeze the tire chips to the "glass point" which permits the effective separation of the components of the tires, at a significant cost saving, is integrated with the ‘fracturing mill’ and the Tirex designed freezing chamber is a proprietary process. This process and the intellectual property of the system is recognized in the Manufacturing License Agreement we have with Simpro www.simpro.it. Our patent renewals for both the USA and Canada have both been completed.

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

Concurrent with the continued technological refinement of our technology, our primary objective has been to conclude a first purchase and sales agreement of a TCS System. In this regard, Tirex has responded to requests for information and has engaged in negotiations with potential customers throughout the world. Simultaneously, our manufacturing partner, Simpro, which also has a non-exclusive marketing accreditation, has been actively negotiating with numerous potential customers, most recently with customers based in the Middle East and with British interests who would install one or more systems in the Middle East. With respect to this latter contact, the process has been slower than what Management would have preferred, but Management recognizes that the TCS element of this industrial development initiative represents but a fraction of the total and thus the timing of the conclusion of the agreement is constrained by other negotiations with which we have no interest. Tirex has been developing a customer based in New York State who has expressed a substantial interest in acquiring a TCS-2 for installation in that state. This customer has represented to us that he has adequate financing to support this project.

In the context of the information being provided to potential customers, we point out to these persons or entities that the original TCS-1 prototype located in Montreal has been disassembled and that the patented fracturing mill is currently physically located in Italy for reference in research and development purposes. These customers are also provided copies of videotapes which include, among other things, a visual demonstration of the prototype actually in use. In addition, these customers are provided with documentation as to the various accreditations and attestations as to the effectiveness of the TCS technology, this documentation coming entirely from independent sources, including private sector engineering firms, public sector government agencies and internationally-accredited technical universities. Customers are also offered the free-of-charge possibility to obtain tailor-made pro-forma financial forecasts for their specific region, based on an adjustable financial model created by our Chief Financial Officer, which allows for the input of local economic costing of goods and services, local taxation conditions, and various loan and depreciation scenarios. Despite this important quantity of substantiation of the effectiveness of the TCS technology and the substantial offers of assistance in the development of the business plans for these customers, the conclusion of the first purchase and sales agreement has proven elusive. Our manufacturing partner, Simpro, has succeeded in putting into place a limited performance guarantee with respect to the installations which it would accomplish, and this performance guarantee, backed by a major international insurance company, is offered to potential customers. Even with performance guarantees, conclusion of an agreement has been difficult. While negotiations on several fronts have progressed to an advanced stage, as of December 31, 2006, no unconditional contracts had been concluded.

Management attributes this difficulty in concluding a sale primarily to the lack of a long-term track record of the system and to the lack of a demonstration unit to establish the visual confirmation for customers that the technology actually works as represented. While the video of the prototype creates interest, it would appear that, by itself, it cannot replace the visual impact of a functioning fracturing mill. The approximate installed cost of a TCS-2 is 5,500,000 Euros (currently approximately US$7.15 million) which is a lot of money for most entrepreneurs or their financial backers for unproven long-term technology. The project is not limited to the acquisition cost of the TCS. There also infrastructure costs, set-up period losses and an opening working capital requirement. Depending somewhat on the location, we consider that the entrepreneur is facing a total investment cost of approximately US$9 million.

During the second quarter, as the Tirex head office and more specifically Mr. Threshie, relocated to Connecticut, Tirex engaged several new commissioned representatives from New York and Connecticut, each with extensive marketing and business development backgrounds. The most active opportunities on which Tirex and Simpro have worked during the first and second quarters of Fiscal 2007, and on which efforts continue, include projects for the Middle East, the United Kingdom, Malaysia, Russia, Italy and New York State. It has been represented to either Tirex or Simpro that these projects have done their due diligence and either all or a major part of their funding requirement is feasible. Management has not been able to verify the accuracy of such representations and is thus not in a position to assert that TCS System sales contracts will be concluded.

As noted, these opportunities may not conclude in definitive agreements. Until there is a commercial system in operation, and regardless of Management's optimism, there can be no assurance that these opportunities will actually result in unconditional sales contracts.

Tirex continues to be listed on the Internet Recycling Exchange, combined with our web site, www.tirex.tcs.com, and Mr. Threshie’s network, it continues to generate interest on a global basis. What appears to be quite clear is the desire to acquire new technologies to replace existing technologies which are either being phased out by evolving government regulations or which are not economically viable in the absence of tire recycling subsidies. Furthermore, government subsidies and focus, as is the case in New York, are towards technologies that can produce higher value added recycled products.

The finalizing of the License Agreement with Simpro means that the gross revenues from sales will be recorded on Simpro's books, not in the books of Tirex. The amount remitted back to Tirex will take the form of a royalty and will be accounted for as such. Regardless of the contract structure and the accounting effects which result, generally accepted accounting principles in effect in the USA have the effect that the revenues to Tirex resulting from such transactions will not be recognizable until the systems will have been accepted by the customers. Given the time line required to manufacture, install and have accepted these systems, it is impossible that any revenues would become recognizable, from the point of view of US Generally Accepted Accounting Principles, during our fiscal year which will end June 30, 2007. While the Company will benefit from the periodic cash inflows resulting from progress payments during the next approximately ten months, the royalty will, in fact, not have been earned until the systems are accepted by the customers.

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

Over the twelve months ended June 30, 2006, the expenses of our company have been funded by a series of loans made by a significant number of individuals investing modest amounts totaling approximately US$60,000 each through Tirex President, John L. Threshie Jr. During Fiscal 2006, the amount was US$60,700 and implied a future transfer of shares by Mr. Threshie totalling 13,140,000 shares (assuming no reverse splits which would cause a proportional adjustment.) To the extent that the cash borrowed was utilized for legitimate and documentable corporate expenses such as filing fees, we will have to reimburse Mr. Threshie for these shares. During the three months ended September 30, 2006 a further amount of US$3,500 was secured by Mr. Threshie under substantially the same terms and would involve 700,000 shares. During the second quarter, a further $32,500 was obtained by Mr. Threshie under substantially the same terms and would involve 7,500,000 shares. In January 2007, the month following the period covered by this report, Mr.Threshie obtained a further $5,500 which would involve 2,200,000 shares. These share implications represent maximum amounts. To the extent that part of the cash borrowed by Mr. Threshie would be considered for personal expenses, the share issuances attributable to company expenses would be reclassified to salary. However, Mr. Threshie not having been paid any salary for four years, some shares could be issued to Mr. Threshie to cover his position, but such shares would be accounted for as a reduction of the salary current payable to Mr. Threshie. Insofar as the funds were lent to Mr. Threshie rather than to Tirex directly, with Mr. Threshie then paying personally the expenses of Tirex, which expenses have been duly recorded in our accounts offset by a liability to Mr. Threshie, the liability on our books is still listed as being toward Mr. Threshie. Thus no direct liability toward these investors is on our books.

Insofar as Tirex does not have shares to issue at this time, these investors, fully cognizant of our situation and so documented in writing, have accepted that their investment is being made via Mr. Threshie and represents a convertible debt, the conversion of which can occur once Tirex will have shares available for issuance. This debt is convertible at fixed prices rather than as a discount to market. To June 30, 2006, approximately 13,140,000 million shares were involved, and a further 8,200,000 shares would be required as a result of the first two quarter borrowings, these numbers being before any adjustments to our share authorization structure which would cause a proportionate adjustment to the number of shares actually issuable. The Company is also liable to Tirex Director, Louis V. Muro in the amount of CA$75,000 (approximately US$64,000) in respect of his having repaid personally a loan made to the company contracted out a couple of years ago.

In addition to the above liability for shares, Tirex is liable for the replacement of 11,986,315 shares which were delivered as collateral by Tirex Directors, Threshie, Muro and Sanzaro (recently deceased) for the $750,000 of convertible debt contracted for in 2001, which shares were sold by the debt holders.

We will require a modification to our share authorization in order to be able to satisfy the obligation to issue new shares. Once shares will become available for issuance, the amounts due to Mr. Threshie, Mr. Muro and the estate of Mr. Sanzaro will be will be satisfied. With respect to a portion of the shares issuable to Mr. Threshie, these shares will be transferred by him to and thence to the indirect investors noted above.

Since August 2005, the office rent of Tirex has been assumed by Mr. Threshie. Until mid August 2006, this amount was CA$1,500 per month. This amount was accrued as a liability to Mr. Threshie on our books since last August. For a period of three weeks from mid-August to early September 2006, Mr. Threshie and the Tirex office was lodged personally by Tirex CFO, Michael Ash, who has provided these premises at a discounted rate of CA$1,000 for the three-week period in question. Effective the week following Labor Day, the Tirex Head Office was relocated to Stratford, Connecticut where office and operational expenses are relatively nominal.

During the first quarter of Fiscal 2007, Tirex completed the negotiation of the employment agreements with respect to Tirex CEO and President, John L. Threshie Jr,, Tirex Vice President Engineering and Research and Development, Louis V. Muro and Tirex Secretary-Treasurer and Chief Financial Officer, Michael Ash, although the final versions have not yet been ratified. Under the terms of these agreements, Mr. Threshie’s salary would be augmented to US$150,000 retroactive to July 1, 2002 while Mr. Muro’s salary would be reduced retroactively to July 1, 2002 to US$75,000. The salary of Mr. Ash would remain unchanged at US$100,000. Also under the terms of the agreements, Mr. Threshie would receive an option to acquire 3,000,000 shares of the corporation at the beginning of each year of his three-year agreement, the effective inception date being July 1 2004. Similarly, Mr. Muro would receive options to purchase 1,000,000 shares per year. Mr. Muro’s employment would also be effective July 1, 2004. Other than for the number of shares involved, Mr. Muro’s options proposed agreement would be identical to that of Mr. Threshie. As for Mr. Ash, his three-year employment agreement would be effective January 1, 2004 and would provide for him to acquire 2,000,000 shares of Tirex in each of the three years of his contract. In all cases, the exercise window would be three years. These options could be exercised on a cashless basis and are described in more detail elsewhere in this report Tirex does not currently have an adequate share authorization to satisfy any exercises under these options, and, in fact, is in arrears with respect to options already exercised by Mr. Ash under the previous version of his employment agreement. The exercised options will result in share issuances once Tirex will have an adequate number of shares available for issuance. Any such issuances will be subject to any corporate actions regarding stock splits, reverse splits or stock dividends on a proportional basis.

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

Liquidity and Capital Resources

As of December 31, 2006, the Company had total assets of $233,297 as compared to $233,297 at December 31, 2005 reflecting no change, and also no change versus total assets at June 30, 2006. There were no changes in the value of individual assets, representing Notes Receivable, Inventory, Property and Equipment and an Investment, from December 31, 2005 to December 31, 2006 and from June 30, 2006 to December 31, 2006.

As of December 31, 2006, the Company had total liabilities of $5,583,380 as compared to $5,411,475 at December 31, 2005, reflecting an increase of $171,905, and reflecting an increase of $166,667 versus total liabilities as at June 30, 2006, which total amounted to $5,416,713. The increase in total liabilities from December 31, 2005 to December 31, 2006 is primarily attributable to an increase of $153,405 in Accounts Payable and Accrued Liabilities and by an increase of $18,500 in Convertible Loans. The increase in total liabilities from June 30, 2006 to December 31, 2006 is primarily attributable to a decrease of $29,333 in Accounts Payable and Accrued Liabilities and to an increase of $196,000 in Convertible Loans.

Reflecting the foregoing, the financial statements indicate that as at December 31, 2006, the Company had a working capital deficit (current assets minus current liabilities) of $2,648,003 compared to a working capital deficit of $2,494,598 as at December 31, 2005, reflecting an increase of $153,405. The working capital deficit of $2,648,003 as at December 31, 2006 compares to a working capital deficit of $2,677,336 as at June 30, 2006, reflecting an decrease of $29,333.

The financial statements which are included in this report reflect total operations and other expenses of $244,604 for the six month period ended December 31, 2006 versus $289,173 for the comparative six month period ended December 31, 2005, reflecting an decrease of $44,569. The Company has ceased Research and Development activities thereby resulting in a significant decrease in personnel expenses and other Research and Development expenses compared with prior periods.

The success of the tire recycling manufacturing business and the ability to continue as a going concern will be dependent upon the ability of the Company to obtain adequate financing to commence profitable, commercial manufacturing and sales activities and the TCS Systems’ ability to meet anticipated performance specifications on a continuous, long term commercial basis.

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

From inception (July 15, 1987) through December 31, 2006, the Company has incurred a cumulative net loss of $30,553,224. Approximately $1,057,356 of such cumulative net loss was incurred prior to the inception of the Company’s present business plan, in connection with the Company’s discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced the proposed health care operations and therefore, generated no revenues therefrom.

Item 3 - Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer, who is the Company's principal executive officer, and its Chief Financial Officer, who is the Company's principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to The Tirex Corporation, including its consolidated subsidiaries, required to be included in this report and the other reports that the Company files or submits under the Securities Exchange Act of 1934. During the first quarter of fiscal 2007, there have been no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:

Item 1 - Legal Proceedings

We are presently a party in the following legal proceedings, the status of which has not changed since the Company filed its Annual Report on Form 10-KSB for Fiscal 2006.

IM(2) Merchandising and Manufacturing, Inc and David B. Sinclair v. The Tirex Corporation, Tirex Corporation Canada, Inc., et al.

Lefebvre Frères Limited v. The Tirex Corporation

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

Item 4 - Submission of Matters to a Vote of Security Holders

During the six-month period ended December 31, 2006, there were no submissions of matters to a vote of Security Holders.

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

THE TIREX CORPORATION

Date: February 6, 2007	By	/s/ John L. Threshie,jr.
John L. Threshie, Jr. President

Date: February 6, 2007	By	/s/ Michael Ash
Michael Ash, Treasurer and
Chief Accounting and Financial Officer