Form 10QSB
period 2007-03-31
Tirex CORP
filed 2007-05-14
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007.

[    ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 33-17598-NY

THE TIREX CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	22-2824362
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

PO Box 1000
Stratford, CT, USA
06614-9991
(Mailing Address)

(203) 522-3247
(Issuer’s telephone number, including area code)

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

State the number of shares outstanding for each of the issuer’s classes of common equity, as of March 31, 2007 :249,895,892 shares

Transitional Small Business Disclosure Format (check one): Yes ___     No   X

The Tirex Corporation
(A Development Stage Company)

The financial statements are unaudited. However, Management of registrant believes that all necessary adjustments, including normal recurring adjustments, have been reflected to present fairly the financial position of registrant at March 31, 2007 and the results of its operations and changes in its cash position for the three and nine month periods ended March 31, 2007 and 2006 and for the period from inception (July 15, 1987). This quarterly statement has not been reviewed by an independent accountant.

THE TIREX CORPORATION A DEVELOPMENT STAGE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED BALANCE SHEET
AS AT MARCH 31, 2007
March 31,
2007

ASSETS

Current Assets
Cash and cash equivalents	$-
Accounts receivable	-
Notes receivable	20,475
Inventory	73,322
Research and Experimental Development tax credits receivable	-
93,797

Property and equipment,
salvage value	50,000

Other assets
Investment, at cost	89,500
89,500

$233,297

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$2,704,581
Current portion of long-term debt	78,091
2,782,671

Other liabilities
Long-term deposits and notes	217,500
Government loans (net of current)	-
Capital lease obligations (net of current)	-
Convertible notes	399,389
Convertible notes	195,556
Convertible loans	2,110,385
2,922,830

5,705,502
Stockholders’ Equity (Deficit)
Common stock, $.001 par value, authorized
250,000,000 shares, issued and outstanding
249,895,892 shares (June 30, 2005 - 249,895,892 shares)	249,896
Additional paid-in capital	25,222,219
Deficit accumulated during the development stage	(30,312,763)
Unrealized gain (loss) on foreign exchange	(631,556)
(5,472,205)

$233,297

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Three months ended		Nine months ended		Cumulative from
	March 31		March 31		March 26, 1993 to
	2007	2006	2007	2006	March 31, 2007

Revenues	$-	$-	$-	$-	$1,354,088

Cost of Sales	-	-	-	-	1,031,075

Gross profit	-	-	-	-	323,013

Operations
General and administrative	93,724	117,564	314,931	383,340	13,126,726
Depreciation and amortization	-	-	-	-	365,545
Research and development	-	-	-	-	15,396,966

Total Expense	93,724	117,564	314,931	383,340	28,889,237

Income (loss) before other expenses	(93,724)	(117,564)	(314,931)	(383,340)	(28,566,224)

Other expenses (income)
Interest expense	11,699	11,699	35,096	35,096	980,679
Interest income	-	-	-	-	(45,443)
Income from stock options	-	-	-	-	(10,855)
Loss on disposal of equipment	-	-	-	-	4,549

	11,699	11,699	35,096	35,096	928,930

Net income (loss)	(105,423)	(129,263)	(350,027)	(418,436)	(29,495,154)

Other comprehensive loss
Loss (gain) on foreign exchange	-	-	-	-	106,137

Net income (loss) and comprehensive loss	$(105,423)	$(129,263)	$(350,027)	$(418,436)	$(29,601,291)

Basic and Diluted net loss and comprehensive loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.31)

Weighted average shares of common stock outstanding	249,895,892	249,895,892	249,895,892	249,895,892	95,134,231

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS
	Three months ended		Nine months ended		Cumulative from
	March 31		March 31		March 26, 1993 to
	2007	2006	2007	2006	March 31, 2007

Cash flows from operating activities:

Net income (loss)	$(105,423)	$(129,263)	$(350,027)	$(418,436)	$(29,601,291)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	-	-	364,304
(Gain) loss on disposal and abandonment of assets	-	-	-	-	2,005,498
Stock issued in exchange for interest	-	-	-	-	169,142
Stock issued in exchange for services and expenses	-	-	-	-	10,574,972
Stock options issued in exchange for services	-	-	-	-	3,083,390
Unrealized (loss) gain on foreign exchange	(16,698)	7,586	61,239	(80,521)	(631,576)
Other non-cash items	81,250	55,000	277,250	165,000	1,171,938

Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	-	-	-	-	-
Inventory	-	-	-	-	(73,323)
Sales tax receivable	-	-	-	-	(36)
Research and experimental development tax credits receivable	-	-	-	-	-
Other assets	-	-	-	-	(10,120)
(Decrease) increase in :
Accounts payables and accrued liabilities	9,621	16,677	(82,212)	173,957	2,327,034
Accrued salaries	31,250	50,000	93,750	150,000	666,902
Due to stockholders	-	-	-	-	5,000

Net cash used in operating activities	-	-	-	(10,000)	(9,948,166)

Cash flow from investing activities:
Increase in notes receivable	-	-	-	-	(259,358)
Reduction in notes receivable	-	-	-	-	237,652
Investment	-	-	-	-	(89,500)
Equipment	-	-	-	-	(321,567)
Equipment assembly costs	-	-	-	-	(1,999,801)
Organization cost	-	-	-	-	6,700
Reduction in security deposit	-	-	-	-	(1,542)

Net cash used in investing activities	-	-	-	-	(2,427,416)

Cash flow from financing activities:
Loans from related parties					4,354,835
Deferred financing costs	-	-	-	-	180,557
Proceeds from deposits	-	-	-	-	143,500
Payments on notes payable	-	-	-	-	(409,939)
Proceeds from convertible notes	-	-	-	-	754,999
Proceeds from notes payable	-	-	-	10,000	419,939
Payments on lease obligations	-	-	-	-	(86,380)
Proceeds from issuance of convertible subordinated debentures	-	-	-	-	1,035,000
Proceeds from loan payable	-	-	-	-	591,619
Payments on loan payable	-	-	-	-	(488,439)
Proceeds from issuance of stock options	-	-	-	-	20,000
Proceeds from grants	-	-	-	-	3,628,277
Proceeds from issuance of common stock	-	-	-	-	85,582
Proceeds from additional paid-in capital	-	-	-	-	2,145,775

Net cash provided by financing activities	-	-	-	10,000	12,375,325

Net (decrease) increase in cash and cash equivalents	-	-	-	-	(257)

Cash and cash equivalents - beginning of period	-	-	-	-	257

Cash and cash equivalents - end of period	$-	$-	$-	$-	$-

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS
	Three months ended		Nine months ended		Cumulative from
	December 31		March 31		March 26, 1993 to
	2007	2006	2007	2006	March 31, 2007

Supplemental Disclosure of Non-Cash Activities:

During the nine months ended March 31, 2007 and March 31, 2006, the Company did not issue common stock in recognition of the payment of debt. During the year ended June 30, 2006, the Company did not issue common stock in recognition of the payment of debt.

During the nine months ended March 31, 2007 and March 31, 2006, the Company did not issue common stock in exchange for services performed and expenses. During the year ended June 30, 2006, the Company did not issue common stock in exchange for services performed and expenses.

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-	$-	$-	$232,748

Income taxes paid	$-	$-	$-	$-	$-

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

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

DEVELOPMENTAL STAGE

At March 31, 2007, the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

BASIS OF CONSOLIDATION

The consolidated financial statements include the consolidated accounts of The Tirex Corporation, Tirex Canada R&D Inc., The Tirex Corporation Canada Inc., Tirex Advanced Products Quebec Inc. and Tirex Acquisition Corp., all of these subsidiaries currently being dormant. Certain of these companies have actually been de-registered by government authorities but could easily be revived if circumstances would warrant such action. Tirex Canada R&D Inc. is held 51% by two shareholders of the Company. The shares owned by these shareholders are held in escrow by the Company’s attorney and are restricted from transfer thereby allowing for a full consolidation of this Company. The Tirex Corporation Canada Inc., Tirex Advanced Products Quebec Inc. and Tirex Acquisition Corp. are 100% held by the Company. All subsidiary companies are dormant. All inter-company transactions and accounts have been eliminated in consolidation.

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
MARCH 31, 2007

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

ADOPTION OF STATEMENT OF ACCOUNTING STANDARD NO. 123

In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. SFAS 123 encourages, but does not require, companies to record stock-based Compensation and other costs paid by the issuance of stock at fair value. The Company has chosen to account for stock-based compensation, stock issued for non-employee services and stock issued to obtain assets or in exchange for liabilities using the fair value method prescribed in SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

The adoption of SFAS 128 had no effect on previously reported loss per share amounts for the year ended June 30, 1997. For the years ended June 30, 2006 and June 30, 2005, Primary Loss per Share was the same as Basic Loss per Share and Fully Diluted Loss per Share was the same as Diluted Loss per Share. A net loss was reported in 2006 and 2005, and accordingly, in those years, the denominator for the Basic EPS calculation was equal to the weighted average of outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company’s common stock because to do so would have been anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company’s financial instruments, which principally include cash, note receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

The fair values of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s borrowing rate. At March 31, 2007 and June 30, 2006, respectively, the carrying value of all financial instruments was not materially different from fair value.

INCOME TAXES

The Company has net operating loss carryovers of approximately $30.6 million as of March 31, 2007, expiring through 2027. However, based upon present Internal Revenue Service regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock and there has been a change in control as defined by the Internal Revenue Service regulations, a substantial portion of this loss carryover may not be available to the Company.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, effective July 1993. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainties discussed in Note 2, however, any deferred tax asset established for utilization of the Company’s tax loss carryforwards would correspondingly require a valuation allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements.

The Company does not currently have research and experimental development tax credits receivable from the Canadian Federal government and the Quebec Provincial government as at March 31, 2007.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at exchange rates in effect at the balance sheet date for monetary items and historical rates of exchange for non-monetary items with the resulting translation adjustment recorded directly to a separate component of shareholders’ equity. Income and expense accounts are translated at average exchange rates during the year. Currency transaction gains or losses are recognized in current operations.

REVENUE RECOGNITION

Revenue from the sale of TCS Systems will be recognized when the installed product is accepted by the Customer. All other revenue from other products will be recognized when shipped to the customer.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

Note 2             GOING CONCERN

As reported in the accompanying financial statements, the Company incurred a net loss of $220,572 for the year ended June 30, 2006 and a net loss of $350,027 for the nine months ended March 31, 2007.

In March 1993, the Company had begun its developmental stage with a new business plan. As of March 2000, the Company had developed a production quality prototype of its patented system for the disintegration of scrap tires, but nonetheless continued its research and development efforts to improve the machine’s performance and to permit greater flexibility in design for specific customer applications. Due to the Company’s lack of working capital during the year ended June 30, 2002, all rubber crumb production was suspended and research and development efforts have been hampered. Pending receipt of funding from operations, government assistance, loans or equity financing, crumb rubber production and previous research and development efforts will not be resumed. While the Company has engaged the process of marketing the TCS System to numerous potential clients since the beginning of the fiscal year commencing July 1, 2000, as of March 31, 2007, the Company had not yet consummated an unconditional purchase order for a TCS System.

The Company is dependent on the success of its marketing of its TCS Systems, and/or raising funds through equity sales, bank or investor loans, governmental grants or a combination of these, to continue as a going concern. The Company’s uncertainty as to its ability to generate revenue and its ability to raise sufficient capital, raise substantial doubt about the entity’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3             PROPERTY AND EQUIPMENT

Furniture, fixtures and equipment	$149,516
Manufacturing equipment	62,400
Subtotal	211,916

Less: Accumulated depreciation and amortization	161,916

Total	$ 50,000

Depreciation and amortization expense charged to operations for the year ended June 30, 2006 was zero. Depreciation and amortization expense charged to operations for the nine months ended March 31, 2007 and March 31, 2006 was zero.

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
MARCH 31, 2007
Loan repayable over five years commencing June 30, 2000 and ending June 30, 2004	$ 34,300
Loan repayable over five years commencing June 30, 2001 and ending June 30, 2005	43,791
78,091
Less: Current portion	78,091
Long-term portion	$ NIL

Principal repayments are as follows:
June 30	Amount

2007	$78,091

Note 5             CAPITAL LEASE OBLIGATIONS

The Company leased certain manufacturing equipment under agreements classified as capital leases. The cost and the accumulated amortization for such equipment as of March 31, 2007 and June 30, 2006 was $62,400 and $62,400, respectively. The equipment under capital leases has been included in property and equipment on the balance sheet. The Company is in arrears on payment of these leases but default has not been declared. The lease expired on June 30, 2004. The leased equipment is not part of the Company’s TCS System prototype.

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

Note 7             CONVERTIBLE NOTES

The Convertible Notes appearing on the balance sheet consisted of an investment arrangement with a group of institutional investors involving a multi-stage financing under which the Company had access to, at its option, up to $5,000,000. A first tranche of $750,000 was completed but no further draw downs were made. The terms of the convertible note were:

Balance at March 31, 2007	$399,389

Interest rate	8%, payable quarterly, commencing
June 30, 2001

Issue date	February 26, 2001

Maturity date	February 26, 2003

Redemption rights	If not converted, the holder may require the
Company to redeem at any time after maturity
for the principal amount pus interest.

Conversion ratio	Lower of (i) – 80% of the average of the three
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
MARCH 31, 2007

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

Note 8             CONVERTIBLE NOTES

A convertible note, under a private arrangement, consists of the following:

Balance at March 31, 2007	$ 185,556

Interest rate	8%

Issue date	July 19th, 2000

Maturity date	January 19th, 2002

Redemption rights	If not converted, the holder may require the
Company to redeem at any time after maturity
for the principal amount plus interest.

Conversion ratio	Not convertible prior to July 19th, 2001, at 20%
discount to market between July 19th, 2001 and
January 19th, 2002 or at 25% to market if held
to maturity, to a maximum of not more than
2,500,000 shares.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

During the first quarter of Fiscal 2006, the Company completed a private placement with two investors having a total aggregate value of US$10,000, one for $2,500 and the other for $7,500. Insofar as the Company does not have enough common shares available for issuance, the investors agreed to accept that the investment would be in the form of non-interest-bearing convertible debt with no fixed terms of repayment. When an adequate number of common shares become available, these investors will be able to convert their loans at a price of US$0.005 per share. Any conversion would be proportionally adjusted in the event of stock splits or reverse splits. In consideration of the agreed upon conversion price, prior to any possible adjustments, the company would issue 2,000,000 common shares. Until such time of any conversion, the US$10,000 is recorded as a liability on the Company’s Balance Sheet. Over the twelve months ended June 30, 2006, the expenses of our company have been funded by a series of loans made by a significant number of individuals investing modest amounts each totaling approximately US$60,700 through Tirex President, John L. Threshie Jr. During the six months ended March 31, 2007 a further amount of US$36,000 was secured by Mr. Threshie under substantially the same terms. Insofar as the funds were lent to Mr. Threshie rather than to Tirex directly, with Mr. Threshie then paying personally the expenses of Tirex, which expenses have been duly recorded in our accounts offset by a liability to Mr. Threshie, the liability on our books is still listed as being toward Mr. Threshie. Thus no direct liability toward these investors is on our books. Insofar as Tirex does not have shares to issue at this time, these investors, fully cognizant of our situation and so documented in writing, have accepted that their investment is being made via Mr. Threshie and represents a convertible debt, the conversion of which can occur once Tirex will have shares available for issuance. This debt is convertible at fixed prices rather than as a discount to market. To June 30, 2006, approximately 13,140,000 shares were involved, and a further 8,200,000 shares would be required as a result of the borrowings during the nine months ended March 31, 2007, these numbers being before any adjustments to our share authorization structure which would cause a proportionate adjustment to the number of shares actually issuable.

In addition to the above liability for shares, Tirex is liable for the replacement of 11,986,315 shares which were delivered as collateral by Tirex Directors, Threshie, Muro and Sanzaro (recently deceased) for the $750,000 of convertible debt contracted for in 2001, which shares were sold by the debt holders.

Note 9             RELATED PARTY TRANSACTIONS

Convertible loans include amounts primarily due to Directors, Officers and employees. Historically, such amounts due have been repaid through the issuance of stock. At March 31, 2007 and June 30, 2006, the balances owing to Directors and Officers was $2,203,179 and $1,959,429, respectively. These amounts are without interest or terms of repayment.

Long-term deposits and notes included an amount of $118,500 at March 31, 2007, which is payable to Ocean Tire Recycling & Processing Co., Inc., a company previously owned by a former Director of the Company, Louis A. Sanzaro, recently deceased. We expect that the Executor of the estate of Mr. Sanzaro will contact us with respect to the disposition of our liabilities toward the estate of Mr. Sanzaro.

Note 10             COMMON STOCK

During the nine months ended March 31, 2007 and March 31, 2006 and the year ended June 30, 2006, the Company did not issue any common stock in exchange for services performed.

During the year ended June 30, 2004, an Officer of the Company exercised stock options pursuant to a services agreement. The exercise of these stock options entitled the Officer to 1,500,000 common shares of the Company on a cash-less basis. The Company does not have sufficient authorized and unissued shares available at March 31, 2007 for issuance of this stock and as such, the amount attributable to these shares has been recorded as part of the balances owing to Directors and Officers included in Convertible loans.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

On January 31, 2001, the Company’s stockholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock, par value $0.001, from 165,000,000 shares to 250,000,000 shares.

As at March 31, 2007, the Company had 249,895,892 Common shares issued and outstanding, versus its authorization of 250,000,000 shares.

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

Note 12             GOVERNMENT ASSISTANCE

The Company is eligible for and has made claims for tax credits related to scientific research and experimental development expenditures made in Canada. These amounts, under Canadian Federal and Provincial tax law in conjunction with its annual tax return filings, need not be offset against taxes otherwise payable to become refundable to the Company at the end of its fiscal year. As such, during the year ended June 30, 2003, the Company received approximately $246,970, which was recorded as an increase in stockholders’ equity paid-in capital. During the years ended June 30, 2004 and June 30, 2005 and the three month period ended September 30, 2005, the Company did not make any additional claims for tax credits as it was not eligible to do so and, as such, the Company did not record any additional tax credits receivable. The previous receivable balance in respect of tax credits from these governments went from $246,970 as of June 30, 2002 to zero as of June 30, 2003 and remained as such as of June 30, 2004, June 30, 2005, June 30, 2006 and March 31, 2007.

Note 13             COMMITMENTS

Rental expense for the year ended June 30, 2006 amounted to $6,392. Rental expense for the nine months ended March 31, 2007 and March 31, 2006 amounted to zero and $6,392, respectively.

At March 31, 2007, the Company was in arrears of rent, including interest and related charges, in the approximate amount of $560,000. A settlement agreement with the former landlord is in place under the terms of which the Company would pay to the former landlord the sum of $140,000 from the proceeds to the Company of revenues from each of the first four sales of TCS Systems.

Note 14             LITIGATION

An action was instituted by Plaintiffs, an individual and a corporation, in a Canadian court alleging a breach of contract and claims damages of approximately $508,600 representing expenses and an additional approximate amount of $1,874,000 in loss of profits. The current action follows two similar actions taken in United States courts, the first of which was withdrawn and the second of which was dismissed based on forum non convenience and other considerations. A detailed answer has been filed by the Company denying all liability, stating further that Plaintiffs failed to comply with their obligations. Counsel for the Company believes that the Company has meritorious defenses to all of the Plaintiff’s claims. The action is still pending.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following is management’s discussion and analysis of significant factors which have affected the Company’s financial position and operations during the three and six month periods ended March 31, 2007. This discussion also includes events which occurred subsequent to the end of the last quarter and contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)","believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

In March 2000, we announced that our tire recycling technology prototype was ready for replication and commercialization. The intellectual property owned by Tirex comprises the patented fracturing mill (both US and Canadian patents) which permits the effective separation of the materials components of the tires, and this at a significant cost saving. The intellectual property of our process is recognized in the Manufacturing License Agreement we have with Simpro www.simpro.it. Our patent renewals for both the USA and Canada have both been completed.

Since the March 2000 announcement respecting the commercial availability of its TCS-1 model, Tirex worked to complete the design of the TCS-2, the version of the technology which processes two million tires per year, and has worked with its manufacturing partner, Simpro S.p.A. of Turin, Italy, to refine the technology and to create the possibility of auxiliary crumb rubber processing to permit the production of much finer mesh crumb rubber than the initial technology delivers. These refinements, at no significant additional cost to customers, allow for access to higher-value crumb rubber markets which some customers desire. The TCS-2 is now the primary model being offered to customers for reasons of capital and operating cost efficiencies per unit volume of output of finished product.

Concurrent with the continued technological refinement of our technology, our primary objective has been to conclude a first purchase and sales agreement of a TCS System. In this regard, Tirex has responded to requests for information and has engaged in negotiations with potential customers throughout the world. Simultaneously, our manufacturing partner, Simpro, which also has a non-exclusive marketing aggreement, has been actively negotiating with numerous potential customers, most recently with customers based in the Middle East, the Far East, Russia and with British interests who would install one or more systems in the Middle East. With respect to this latter contact, the process has been slower than what Management would have preferred, but Management recognizes that the TCS element of this industrial development initiative represents but a fraction of the total and thus the timing of the conclusion of the agreement is constrained by other negotiations where which we have no interest. It has been represented to us by Simpro that numerous meetings in Italy with these potential customers have been agreed to for the month of May 2007. Insofar as none of the above opportunities have reached the point of being actual agreements, we cannot offer any guarantees that any of the above will actually result in formal contracts.

Over the last seven months we have developed a relationship with New York based individuals who have expressed their belief in our technology and have represented to us that they would be able to put together US-based TCS projects. These individuals have devoted substantial time to the understanding of our technology and to the structure and key successful factors of the tire recycling industry. While Tirex has no reason to doubt the abilities of these individuals, neither can we assure that they will, in fact, be successful with their efforts to sell TCS systems.

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

Despite this important quantity of substantiation of the effectiveness of the TCS technology and the substantial offers of assistance in the development of the business plans for these customers, the conclusion of the first purchase and sales agreement has proven elusive. Our manufacturing partner, Simpro, has succeeded in putting into place a limited performance guarantee with respect to the installations which it would accomplish, and this performance guarantee, backed by a major international insurance company, is offered to potential customers. Even with performance guarantees, conclusion of an agreement has been difficult. At issue is that Tirex is not in a position to simply sell new technology systems into an established industry. Most potential customers are confronted with the reality of becoming involved in a recycling industry which has complexities not found in other industrial sectors. To screen inquiries from potential customers and to assist them in their own decision-making process as to whether or not they want to really participate in this industrial sector, Tirex routinely sends out a questionnaire to such persons pertaining to the key success factors of their proposed initiative to ascertain their readiness and capability to become involved in such activities.

While negotiations on several fronts have progressed to an advanced stage, as of March 31, 2007, no unconditional contracts had been concluded.

Management attributes the difficulty in concluding a sale primarily to the lack of a long-term track record of the system and to the lack of a demonstration unit to establish the visual confirmation for customers that the technology actually works as represented. While the video of the prototype creates interest, it would appear that, by itself, it cannot replace the visual impact of a functioning fracturing mill. The approximate installed cost of a TCS-2 is 5,500,000 Euros (currently approximately US$7.48 million using the exchange rate of May 1, 2007) which is a lot of money for most entrepreneurs or their financial backers for unproven long-term technology. The project cost is not limited to the acquisition cost of the

TCS. There also infrastructure costs, set-up period losses and an opening working capital requirement. Depending somewhat on the location, we consider that the entrepreneur is facing a total investment cost of approximately US$9 million.

During the second quarter, the Tirex head office and more specifically Mr. Threshie, relocated to Connecticut. Tirex engaged several new commissioned representatives from New York and Connecticut, each with extensive marketing and business development backgrounds. The most active opportunities on which Tirex and Simpro have worked during the first nine months of Fiscal 2007, and on which efforts continue, include projects for the Middle East, the United Kingdom, Malaysia, Russia, Italy and New York State. It has been represented to either Tirex or Simpro that these projects have done their due diligence and either all or a major part of their funding requirement is feasible. Management has not been able to verify the accuracy of such representations and is thus not in a position to assert that TCS System sales contracts will be concluded.

As noted, these opportunities may not conclude in definitive agreements. Until there is a commercial system in operation, and regardless of Management’s optimism, there can be no assurance that these opportunities will actually result in unconditional sales contracts.

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

The Agreement with Simpro means that the gross revenues from sales will be recorded on Simpro’s books, not in the books of Tirex. The amount remitted back to Tirex will take the form of a royalty and will be accounted for as such. Regardless of the contract structure and the accounting effects which result, generally accepted accounting principles in effect in the USA have the effect that the revenues to Tirex resulting from such transactions will not be recognizable until the systems will have been accepted by the customers. Given the time line required to manufacture, install and have accepted these systems, it is impossible that any revenues would become recognizable, from the point of view of US Generally Accepted Accounting Principles, during our fiscal year which will end June 30, 2007. While the Company will benefit from the periodic cash inflows resulting from progress payments during the next approximately ten months, the royalty will, in fact, not have been earned until the systems are accepted by the customers.

As a result of this period preceding the commencement of commercial operations, we have had to cover our overhead costs from sources other than from commercial revenues. We expect that some portion of our future overhead costs, which may be significant, will continue to be covered from sources other than commercial revenues. Since March of 2003, our monthly our-of-pocket cash costs have been reduced to inconsequential amounts, and thus our requirement to find financial resources to fund operations is minimal. Our greatest expense, from an accounting standpoint, is for salaries. These salaries have not been paid for over five years, but rather set up as payables and represent by far the greatest proportion of our current liabilities. Our cash flow deficit condition will continue until such time as the Company will start generating revenues from the sale of TCS Systems. Until we can succeed in securing an unconditional sales contract for the sale of one or more systems employing our technology, the company will not be engaging any significant financial commitments and will not be engaging in any significant research and development activities nor increasing employment.

Over the twelve months ended June 30, 2006 and the ensuing nine months ended March 31, 2007, the expenses of our company have been funded by a series of loans made by a significant number of individuals investing modest amounts totaling approximately US$60,000 each through Tirex President, John L. Threshie Jr. During Fiscal 2006, the amount was US$60,700 and implied a future transfer of shares by Mr. Threshie totaling 13,140,000 shares (assuming no reverse splits which would cause a proportional adjustment). To the extent that the cash borrowed was utilized for legitimate and documentable corporate expenses such as filing fees, we will have to reimburse Mr. Threshie for these shares. During the three months ended September 30, 2006 a further amount of US$3,500 was secured by Mr. Threshie under substantially the same terms and would involve 700,000 shares. During the second quarter, a further $32,500 was obtained by Mr. Threshie under substantially the same terms and would involve 7,500,000 shares. In January 2007, the month following the period covered by this report, Mr.Threshie obtained a further $5,500 which would involve 2,200,000 shares. These share implications represent maximum amounts. To the extent that part of the cash borrowed by Mr. Threshie would be considered for personal expenses, the share issuances would nonetheless be attributable to company expenses insofar as Mr. Threshie has not been paid any salary for approximately five years. Some shares could be issued to Mr. Threshie to cover his position, but such shares would be accounted for as a reduction of the salary currently payable to Mr. Threshie. Insofar as the funds were lent to Mr. Threshie rather than to Tirex directly, with Mr. Threshie then paying personally the expenses of Tirex, which expenses have been duly recorded in our accounts offset by a liability to Mr. Threshie, the liability on our books is still listed as being toward Mr. Threshie. Thus no direct liability toward these investors is on our books. Insofar as Tirex does not have shares to issue at this time, these investors, fully cognizant of our situation and so documented in writing, have accepted that their investment is being made via Mr. Threshie and represents a convertible debt, the conversion of which can occur once Tirex will have shares available for issuance. This debt is convertible at fixed prices rather than as a discount to market. To June 30, 2006, approximately 13,140,000 million shares were involved, and a further 8,200,000 shares would be required as a result of the first two quarter borrowings, these numbers being before any adjustments to our share authorization structure which would cause a proportionate adjustment to the number of shares actually issuable.

In addition to the above liability for shares, Tirex is liable for the replacement of 11,986,315 shares which were delivered as collateral by Tirex Directors, Threshie, Muro and Sanzaro (deceased approximately a year ago, and thus the shares due to his estate) for the $750,000 of convertible debt contracted for in 2001, which shares were sold by the debt holders.

We will require a modification to our share authorization in order to be able to satisfy the obligation to issue new shares. Once shares will become available for issuance, the amounts due to Mr. Threshie, Mr. Muro and the estate of Mr. Sanzaro will be will be satisfied. With respect to a portion of the shares issuable to Mr. Threshie, these shares will be transferred by him to and thence to the indirect investors noted above..

Since August 2005, the office rent of Tirex has been assumed by Mr. Threshie. Until mid August 2006, this amount was CA$1,500 per month. This amount was accrued as a liability to Mr. Threshie on our books since last August. For a period of three weeks from mid-August to early September 2006, Mr. Threshie and the Tirex office was lodged personally by Tirex CFO, Michael Ash, who has provided these premises at a discounted rate of CA$1,000 for the three-week period in question. Effective the week following Labor Day 2006, the Tirex Head Office was relocated to Stratford, Connecticut where office and operational expenses are relatively nominal.

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

Liquidity and Capital Resources

As of March 31, 2007, the Company had total assets of $233,297 as compared to $233,297 at March 31, 2006 reflecting no change, and also no change versus total assets at June 30, 2006. There were no changes in the value of individual assets, representing Notes Receivable, Inventory, Property and Equipment and an Investment, from March 31, 2006 to March 31, 2007 and from June 30, 2006 to March 31, 2007.

As of March 31, 2007, the Company had total liabilities of $5,705,502 as compared to $5,533,152 at March 31, 2006, reflecting an increase of $172,350, and reflecting an increase of $288,789 versus total liabilities as at June 30, 2006, which total amounted to $5,416,713. The increase in total liabilities from March 31, 2006 to March 31, 2007 is primarily attributable to an increase of $177,599 in Accounts Payable and Accrued Liabilities and by a decrease of $5,250 in Convertible Loans. The increase in total liabilities from June 30, 2006 to March 31, 2007 is primarily attributable to an increase of $11,538 in Accounts Payable and Accrued Liabilities and to an increase of $277,250 in Convertible Loans.

Reflecting the foregoing, the financial statements indicate that as at March 31, 2007, the Company had a working capital deficit (current assets minus current liabilities) of $2,688,874 compared to a working capital deficit of $2,511,275 as at March 31, 2006, reflecting an increase of $177,599. The working capital deficit of $2,648,003 as at March 31, 2007 compares to a working capital deficit of $2,677,336 as at June 30, 2006, reflecting an increase of $11,538.

The financial statements which are included in this report reflect total operations and other expenses of $350,027 for the nine month period ended March 31, 2007 versus $418,436 for the comparative nine month period ended March 31, 2006, reflecting a decrease of $68,409. The Company has ceased Research and Development activities thereby resulting in a significant decrease in personnel expenses and other Research and Development expenses compared with prior periods.

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

From inception (July 15, 1987) through March 31, 2007, the Company has incurred a cumulative net loss of $30,658,647. Approximately $1,057,356 of such cumulative net loss was incurred prior to the inception of the Company’s present business plan, in connection with the Company’s discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced the proposed health care operations and therefore, generated no revenues therefrom.

ITEM 3 – CONTROLS AND PROCEDURES

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and its Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to The Tirex Corporation, including its consolidated subsidiaries, required to be included in this report and the other reports that the Company files or submits under the Securities Exchange Act of 1934. During the third quarter of fiscal 2007, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 4 - Submission of Matters to a Vote of Security Holders

During the nine-month period ended March 31, 2007, there were no submissions of matters to a vote of Security Holders.

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

THE TIREX CORPORATION

Date: May 14, 2007	By /s/ John L. Threshie,jr.
John L. Threshie, Jr. President

Date: May 14, 2007	By /s/ Michael Ash
Michael Ash, Treasurer and Chief Accounting and Financial Officer