Form 10KSB
period 2007-06-30
Tirex CORP
filed 2007-10-02
CIK 823072

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 2006
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

Commission File Number 33-17598-NY

The Tirex Corporation
(Name of Small Business Issuer in Its Charter)

Delaware	22-3282985
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

P.O. Box 1000
Stratford CT	06614
(Address of Principal Executive Offices)	(Zip Code)

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

$zero (as of June 30, 2007)
-----------------------------------
(Aggregate market value of the voting stock held by non-affiliates of the Issuer)

249,895,892 (as of September 30, 2006)
--------------------------------------------------
(Number of shares outstanding of each of the Issuer's classes of common stock)

        Transitional Small Business Disclosure Format (check one) Yes [ ]         No [X]

DOCUMENTS INCORPORATED BY REFERENCE
into Part I

Annual Report of the Company on Form 10-KSB for the year ended June 30, 2007

Quarterly Reports of the Company on Form 10-QSB for the quarters ended September 30, 2006, December 31, 2006, and March 31, 2007

Current Reports on Forms 8-K of the Company

ITEM 1. DESCRIPTION OF BUSINESS

The Company

The Tirex Corporation (hereinafter referred to as "we", "us" or the "Company") is engaged in the business of developing for sale, license or lease an environmentally safe patented "turn key" cryogenic tire recycling system, known as the "TCS System" The TCS System was designed and developed by Tirex and separates tires into clean and saleable rubber crumb, steel wire, and fiber. The Company was incorporated in Delaware on August 19, 1987 under the name "Concord Enterprises, Inc." The Company's name was changed to "Stopwatch Inc." on June 20, 1989 and to "Tirex America Inc." on March 10, 1993. On July 11, 1997, the Company's name was changed to "The Tirex Corporation". Since 1993, our core business has been to develop and to initiate marketing efforts by sale or license of an environmentally friendly semi- cryogenic tire recycling system, which we intend to sell to recycling companies and governmental agencies to enable them to recycle tires. We have devoted much of our earlier efforts to completing the design and development of the TCS Prototype and raising the financing required to do so, but for the last four years, our efforts have turned to marketing the first commercial facility. The Company is in the developmental stage until it commercializes its TCS Technology.

The TCS-System

Our TCS-System comprises a complete, turn-key, environmentally safe, semi-cryogenic tire recycling system designed to: (i) disintegrate scrap tires with its patented ‘fracturing mill’ integrated with its proprietary rubber freezing process which uses less energy than is required by existing ambient methods (which shred and/or chop tires at "ambient" or normal room temperatures) or other currently available cryogenic methods (which freezes the rubber with the use of liquid nitrogen), and (ii) produce commercially exploitable, high quality, clean rubber crumb and marketable, intact steel and fiber strands.

As noted above, the TCS System is a semi-cryogenic system, in that the precise scientific definition of cryogenics involves temperatures much colder than what is required to freeze tire pieces to the point where they can be disintegrated mechanically. Liquid nitrogen systems are truly cryogenic in that the temperature of liquid nitrogen qualifies for the truly cryogenic definition. The operating cost of truly cryogenic systems is significantly higher than that of a semi-cryogenic system because the incremental cost of attaining cryogenic temperatures, which are not necessary, imposes a substantial "cost of cold" premium to the process of tire chip freezing. At issue is that the cost of attaining each additional degree of cold costs a little more than the previous degree. While not an exponential relationship, neither is it a linear relationship. The semi-cryogenic process avoids the cost of acquiring these additional and unnecessary degrees of cold.

The freezing chamber of the TCS Prototype, previously located in Montreal, was a large tank through which the tire parts were circulated having temperatures of approximately 170 degrees below zero, Fahrenheit. The first commercial version of the TCS has been re-designed to run approximately 20 degrees colder to ensure that no pieces of rubber can warm up to the "glass point" before being entirely processed by our patented fracturing mill. Frozen tire parts are passed through a fracturing mill that separates the component parts of all tires, including rubber powder, clean steel wire and twine. The mesh is then physically separated from the metal and twine and is finally subjected to other steps to achieve the desired mesh size. The configuration of the back end of the system can be modified, as required, to produce proportions of mesh sizes appropriate to local crumb rubber customers, such as 100% -30 mesh or even finer.

The functions and mechanisms of the TCS-System were originally designed for the purpose of disintegrating automobile tires, although relatively minor modifications could be introduced to accept other kinds of tires as well. Such modifications would focus on the front-end tire chip operation which is not part of the Tirex technology and which is widely available.

The TCS System has been designed to operate continuously (with minimum amounts of scheduled downtime for maintenance) and to require less energy than is used, to the best of the Company's knowledge, by other presently existing tire recycling equipment.

Step-by-Step Operations

The step-by step operations of the TCS-System comprise the following:

Tire Feedstock Preparation

The TCS System is not designed to accept whole tires; whole tires must undergo preliminary preparation to produce pieces of tire having dimensions which permit their introduction into the patented fracturing mill. Feedstock preparation can be accomplished in a number of ways including chipping, shredding and removal of sidewalls followed by die cutting. None of these techniques form part of the TCS System technology and the technique ultimately chosen by the tire recycling entrepreneur will revolve around issues of capital and operating costs as well as possible issues of transportation costs respecting whole tires.

Freezing the Tire Pieces

The prepared tire pieces are deposited on a conveyor belt that brings a continuous stream of tire pieces to a freezing chamber. Super cooled air, produced on-site by an Air Plant, is continuously blown into the freezing chamber, and this cold air freezes the tire pieces moving through the chamber to the point where these pieces can be made to shatter like glass when subjected to forces such as pressure and bending. After approximately thirty minutes in the Freezing Chamber the frozen pieces exit the Freezing Chamber and enter our patented disintegrators ("Fracturing Mills").

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

Seperation of the Steel from the rubber and fiber

On the front end steel beads can be removed and, with raspers, steel can be removed, before entering the freezing chamber and upon completion of the freezing process the pieces enter the Fracturing Mill which separates the steel from the rubber and fiber and the output is conveyed to a magnetic separation system where the intact steel wires are magnetically removed, leaving the rubber crumb and the fiber. The steel can then be baled for sale.

Fiber Removal

The fiber and rubber crumb is then passed through vibrating screens to separate the crumb from the fiber threads. The fiber threads are then conveyed out of the machine. The fiber can then be baled or put into a container for sale.

Rubber Crumb Finishing

Rubber crumb finishing operations are dictated by the output requirements of the entrepreneur and his or her customers. The basic TCS System has been configured to produce rubber crumb in mesh sizes ranging from -10 mesh to -30 mesh at the option of the entrepreneur (limited quantities of even finer mesh rubber are also produced), and in such proportions of mesh sizes as the entrepreneur decides, according to his market requirements. Back-end configuration modifications can be added to increase the proportion of finer mesh crumb rubber, even beyond –30 mesh. This reconfiguration could imply the addition of auxiliary processing equipment which does not form part of the TCS System technology.

It is possible that some very small pieces of steel and fiber can be trapped in the larger pieces of rubber coming out of the Fracturing Mill. These small amounts of steel and fiber are released during auxiliary processing and can be separated during the auxiliary processing operation, magnetically for the steel and by an air separation system for the residual fiber. Alternatively, these larger pieces could be drawn off and refrozen and re-introduced into the fracturing mills. The rubber crumb is then passed through a series of screens to sort the rubber crumb by mesh size, which is thence packaged for customer requirements.

Manufacturing

Our earlier activities focused primarily on the design and development of the original TCS Prototype, and, more recently, on the completion of the design of a second generation version of this technology. In connection with these activities, we have been dependent upon arrangements with subcontractors for the manufacture and assembly of the principal components incorporated into a TCS System Plant. Pursuant to our signing of the exclusive manufacturing license agreement with Simpro, S.p.A. all manufacturing activities of our company will now be undertaken by this Italian company. In the seemingly unlikely scenario where Simpro would refuse a contract which we believe should be accepted, we would have the right to go to alternate sources to have such systems manufactured and installed.

We have licensed the manufacturing respecting our technology to our Manufacturing Partner, Simpro S.p.A. of Turin, Italy. Simpro is a designer and manufacturer of high-technology production systems, primarily for the automobile industry, and is active internationally. Simpro has its ISO 9001, ISO 14001 and EMAS certifications. We have agreed to this manufacturing partner arrangement because Simpro is in a position to offer insurance-backed contract performance guarantees and also to guarantee a minimum tire weight throughput on TCS systems fabricated, installed and commissioned as a turn key TCS Facility.

The Tirex R&D License

Tirex R&D held an exclusive, ten year license from the Company, which expired on July 2, 2005. This license, which was modified in June of 2002, permitted Tirex R&D to design, develop, and manufacture the TCS-Systems on a worldwide basis (the "Primary License"). To the extent necessary to ensure that Tirex R&D's operations were focused on pure research and development activities, Tirex R&D was able to sublicense the Primary License to TCCI or such other corporate entity as would be deemed appropriate and beneficial. With the expiry of the license and the government’s dissolution of Tirex Canada R&D Inc., and TCCI, unrestricted ownership of the intellectual property related to the TCS Technology reverted to The Tirex Corporation.

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

Tax Incentives

Canadian and Quebec scientific research and experimental development (SR&ED) tax incentives take the form of deductions and tax credits with respect to eligible research and development expenditures previously incurred by Tirex R&D. Certain tax credits are called "refundable" because, to the extent that the amount of the tax credit exceeds the taxes otherwise payable, they are paid over or "refunded" to the taxpayer. Thus, these credits function effectively as monetary grants. Our company has received all of the tax credits to which we were entitled. The Company has not produced any tax credit claims following its Fiscal 2002 year. In the event that the Company would envision restarting its R&D efforts, it would either reactivate Tirex Canada R&D Inc. or create a new Canadian subsidiary eligible for such tax credits.

Canadian Government, and Government Sponsored Loans and Grants

We have in the past also received financial assistance by way of loans and grants from Canadian and Quebec governmental agencies for the design and development of the TCS-1 Plant and for export market development. All of the activities for which these loans were approved have been completed and we received the funds approved. Approximately 80% of the loans previously received have been repaid. Of the remaining approximately CA$148,000 could be forgiven if the Company does not realize any sales in Spain and Portugal prior to June 30, 2004 and a further approximately US$14,000 could also be forgiven because there were no sales in Spain and / or Portugal prior to June 30, 2007. The Canadian dollar and the US Dollar are approximately at par. The government contested one claim in the amount of CA$95,000 on the assertion that the transaction was not at arm’s length. We are disputing this assertion. Significantly prior to the contract in question, the person in question had an indirect but non-exclusive relationship with the company but this relationship was terminated long before the issuance of the contract in question. We are vigorously contending the government’s assertion but cannot provide any guarantees that the government could be persuaded to accept our position.

Patent Protection

We were issued a United States patent on our Cryogenic Tire Disintegration Process and Apparatus on April 7, 1998 (Patent No. 5,735,471). The duration of the patent is 20 years from the date the original application was filed. In November 1998, we filed our patent, for review, with the Canadian Patent Office. Canadian patent number 2193334 was granted on August 17, 2004. Canadian patents have a duration of seventeen (17) years. Prior to the issuance of our US patent, we relied solely on trade secrets, proprietary know-how and technological innovation to develop our technology and the designs and specifications for the TCS Prototype. The Company’s patents are free of liens. We do not presently hold any patents for our products or systems outside of the United States and Canada. We have lacked the financial resources to apply for a process patent on an international basis, but the Company intends to file for additional patent protection, in accordance with our Agreement with Simpro S.p.A. of Turin, Italy, once sufficient financial resources will become available.

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

Employees

As of September 2007, we have four persons employed either directly or under consulting contracts including its three executive officers. Three of the foregoing persons devote their full time to our business and affairs, as required. At times, we also utilize the services of part-time consultants to assist us with market research and development and other matters. We could hire additional personnel, as needed, and as financial resources permit.

Potential Markets

We believe that the potential markets for our TCS System will be directly affected by the level of demand for economical, high quality rubber crumb derived from the recycling of scrap tires. The following discussion of the potential markets for rubber crumb assumes that the TCS System will actually be capable of economically producing high quality recycled rubber crumb and in a variety of sizes, and capable of being used in wide range of products. Our manufacturing partner, Simpro, is prepared to offer tire throughput guarantees as a function of scrap tire weight. Simpro is also prepared to offer limited performance guarantees, backed by insurance policies.

Rubber is a valuable raw material and we believe that recycling this valuable resource from scrap tires is an ideal way to recover that value. Recycled scrap tire rubber is already used in a great variety of products, promoting longevity by adding it to asphalt pavement, adding bulk and providing drainage as a soil additive, providing durability as a carpet under padding, increasing resiliency and enhancement in track and athletic surfaces, absorbing shock and lessening the potential for injuries as a ground cover for playgrounds and other recreational areas, and as a significant component added to plastic resins for making extruded or molded products. We are aware of significant recent developments in making finished products from crumb rubber compounded with plastic resins, particularly polypropylene. We believe that the potential for crumb rubber to substitute for either virgin or recycled plastic resins is very significant, given the relative market price for crumb rubber versus the commodity prices for such plastic resins Marketing Activities

Originally we concentrated our efforts on completing the design, development, and construction of our TCS Prototype and raising adequate financing to support such efforts. Our long-term objective, however, is to market TCS Systems worldwide, through national and international sales representatives, licensees or strategic partners. Pursuant to an extensive technical audit, our TCS Prototype permitted our company to be certified as an Accredited Tire Recycler by Recyc-Québec, a Quebec-governmental agency. Users of the TCS technology in Quebec could have access to tipping fees paid by Recyc-Québec, which currently work out to approximately US$0.85 per passenger car tire, based on current exchange rates. Management believes that this accreditation will be beneficial to our marketing efforts respecting our technology, not only in Quebec but elsewhere, given its independent status.

We can make no assurances with respect to the degree of success of our marketing and distribution strategy of our TCS Systems. Furthermore, we have limited resources to achieve the distribution of our TCS Systems and to date we have made no sales, leases or licenses. We believe that we may need additional financing, which may not be available, to achieve our long-term objectives.

Government Regulation

Insofar as the Company is not actually a tire recycler, government regulations have little direct effect on our activities. Of greater importance is the possible effect on our customers for the TCS technology. The TCS-System is a "closed loop" system which does not use any chemicals, solvents, gases or other substances which could result in noxious emissions of any kind from the operation of the Plant. The operation of a TCS-System will not result in the emission of any pollutants, the disposal of combustion residues, the storage of hazardous substances, or the production of any significant amounts of solid waste which would have to be landfilled. Simpro has undertaken a formal environmental assessment of our technology using the very stringent European standards, the results of which confirms our assertions. However, the operation of a TCS System will involve, to varying degrees and for varying periods of time, the storage of scrap tires or tire pieces representing the feedstock to the System, and limited storage of crumb rubber prior to shipment to customers. Rubber, regardless of its physical dimensions or form, is widely defined as being a fire hazard by fire protection services in most industrially-advanced countries.

As a result, many US states and Canadian provinces have either passed or have pending legislation regarding discarded tires including legislation limiting the storage of used tires to specifically designated areas. The regulatory environment of the European Union is already very stringent. Operators of TCS Systems will therefore be subject to various local, state, and federal laws and regulations including, without limitation, regulations promulgated by federal and state environmental, health, and labor agencies. Establishing and operating a TCS System for tire recycling will require numerous permits and compliance with environmental and other government regulations, on the part of our customers, both in the United States and Canada and in most other foreign countries. The process of obtaining required regulatory approvals may be lengthy and expensive for some customers of our TCS Systems. Moreover, regulatory approvals, if granted, may include significant limitations on operations. The US-EPA and comparable US state and local regulatory agencies, and similar government bodies in Canada and in other jurisdictions where TCS Systems will be marketed actively enforce environmental regulations and conduct periodic inspections to determine compliance with government regulations. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspension of approvals, seizure or recall of products, operating restrictions, and criminal prosecutions.

We believe that existing government regulations, while extensive, will not result in the disenabling of its TCS System customers to operate profitably and in compliance with such regulations. In fact, we believe that restrictions on landfilling and on combustion-based technologies will benefit our technology. While these regulations are usually stringent, the huge scrap tire problem must also be dealt with on a daily basis and the need for economic and environmentally friendly recycling operations is critical. The burden of compliance with laws and regulations governing the installation and/or operation of TCS Systems could, nonetheless, discourage potential customers from purchasing a TCS System. This would adversely affect our business, prospects, results, and financial condition. As a result, our business could be directly and indirectly affected by government regulations.

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

Subsequently, on or about April 25, 2001, the Plaintiffs instituted a lawsuit in Superior Court, judicial district of Montreal alleging breach of contract and claims damages of Canadian$794,690 (approximately US$755,000 at current exchange rates) representing expenses and an additional Canadian$5,411,158 (approximately US$5,140,000 at current exchange rates ) in loss of profits (court docket # 500-05-063730-021). Unlike the suit filed in the US Federal District Court in Delaware, there was no accusation of fraud. We have filed a detailed answer denying all liability, stating further that Plaintiffs failed to comply with their obligations. We believe we have meritorious defenses to all of the Plaintiffs' claims. The action is still pending.

There has been no activity relative to this suit for the last six years.

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

We moved to dismiss the case on various procedural grounds and in September 2000 the Court granted our motion based upon the lack of venue in Union County, New Jersey. A new action was instituted by Plaintiff in the Superior Court of New Jersey, Bergen County in April 2001 alleging similar claims as set forth in the previous action (Docket L-08060-00). We denied all of plaintiff's allegations. On July 24, 2002, The Superior Court of New Jersey, Bergen County, dismissed, with prejudice, the plaintiff’s complaint for "Lack of Prosecution". Plaintiff was granted right to appeal, which was undertaken. However, Plaintiff’s appeal was rejected by the Appellate Court. Subsequently, plaintiff was convicted of fraud and incarcerated in a US prison.

Lefebvre Freres Limited v. The Tirex Corporation

Lefebvre Frères Limited instituted an action against us on August 13, 2001 in the Superior Court, judicial district of Montreal (court docket # 500-05-066942-010) claiming Canadian $98,513 (approximately the same in US dollars at current exchange rates) is due and owing for the manufacture and delivery of car tire disintegrators. We have prepared a defense and cross claim against Plaintiff as the product delivered was defective and included used parts in direct contravention of the supply agreement. We believe we are entitled to a reimbursement of sums paid.

There has been no activity relative to this suit for the last six years.

Tri-Steel Industries Inc. v. The Tirex Corporation

Our landlord Tri-Steel Industries Inc. instituted an action against us, and our subsidiaries Tirex Canada and Tirex Canada R & D Inc., on or about June 22, 2001 for arrears of rent in the amount of Canadian $177,973.62 Subsequent to the Plaintiff’s instituting this action, we continued to accumulate very substantial arrearages for rent and property taxes for which we were financially responsible. Subsequent to our vacating the premises which had been the object of the lease, we settled with our former landlord for a total amount of US$560,000, to be paid at the rate of US$140,000 from each of our first four TCS System sales.

No director, officer, or affiliate of the Company, or any associate of any of them, is a party to or has a material interest in any proceeding adverse to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended June 30, 2007, no matters were submitted to a vote of the shareholders of the Company.

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

Shareholders

As of September 30, 2007, the number of holders of record of the Company's common stock, $.001 par value, was less than 500, which does not include shares held by persons or companies in street or nominee name.

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

Tirex's primary objective is to sell it's patented and proprietary tire recycling process, called the TCS System, to tire recyclers throughout the world (www.tirex-tcs.com). In March 2000, we announced that our TCS technology prototype was ready for replication and commercialization. The intellectual property owned by Tirex comprises both the patented "fracturing mill" (both US and Canadian patents) plus the proprietary freezing process of using super-cooled air (rather than the competitions’ liquid nitrogen process, which represents expensive "overkill" in terms of what is required to freeze tire chips) to freeze the tire chips to the "glass point" which permits the effective separation and disintegration of the tire components by our patented "fracturing mill", producing a semi-cryogenic crumb rubber at a significant cost saving. The intellectual property of our TCS System process is recognized in the Manufacturing License Agreement (2003) we have with Simpro S.p.A. of Torino, Italy www.simpro.it .. Simpro has a semi-exclusive manufacturing license to manufacture the TCS System, semi-exclusive to the extent that they have a right of first refusal for the fabrication, installation and installation of any TCS system anywhere in the world, but the exclusivity is lost on a case-by-case basis in those circumstances where they would elect to not accept an order, under which circumstances we have the right to contract the same services to other companies. Our patent renewals and continuation for both the USA and Canada were documented in 2005.

In 2001 Tirex's TCS tire recycling prototype was accredited by Recyc-Québec, the provincial recycling agency in Montreal, Quebec, Canada, as an economically viable and environmentally-friendly process that produced quality recycled rubber. During the year 2000 and 2001, we demonstrated our technology to numerous groups from Asia, Europe, North and South America and the Caribbean, as well as to some shareholders and potential strategic alliance partners. While numerous Letters of Intent were signed during this stage, none materialized into firm purchase contracts. Management attributed these failures to acquire sales contracts to the lack of a commercial history for the TCS technology, or alternatively, to the Company's inability at the time to provide performance guarantees. With the signing of the License Agreement with Simpro we engaged a reputable, highly accredited manufacturer that created the potential for performance guarantees to be offered. The TCS prototype was disassembled and its "fracturing mill" was sent to Simpro's facility in Italy. Simpro is prepared to build the first commercial TCS System. As of June 30, 2007, no purchase/sale contracts have been written.

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

The lack of a commercial track record relative to the operation and output of the TCS System has proven to be a difficult hurdle to overcome in acquiring TCS System sales. The installed cost of a TCS-2 System to a recycler, depending on the system configuration, the condition of the feedstock and the output requirements and excluding building and infrastructure costs, is in the vicinity of Euros 5,500,000 (approximately US$7.75 million at prevailing exchange rates). When one adds infrastructure costs, pre-production expenses and a reasonable provision for working capital after system commissioning, we are of the opinion that the entrepreneur has to consider his gross investment cost (prior to debt financing possibilities) to be in the vicinity of US$9 million to$10 million, depending on the customs duties which could be imposed on US and Canadian customers respecting the importing of products from non-NAFTA countries. US$9,000,000 or more represents a substantial investment for a start-up company. Simpro has been able to obtain insurance backing to support their offer of limited performance guarantees, and such potential is expected to assist the marketing effort. Simpro is now offering limited feedstock throughput guarantees on a case by case basis.

Market and sales efforts of the TCS System continues to evolve and has attracted qualified and capable companies over the past year. During Fiscal 2007, the Company and Simpro have entertained numerous potential TCS System customers. Out of these developments, several opportunities have presented themselves that have merited and continue to merit the expenditure of considerable effort to close a Purchase and Sales Agreement. Of the most recent opportunities, it has been represented to us that project financing is considered in the Middle East, Russia, Ukraine, Indonesia, New York and Canada and yet contracts still remain pending. Our listing on the Internet Recycling Exchange and our web site www.tirex-tcs.com continues to generate inquiries from all over the world. This interest confirms the need for new technology in the industry. These opportunities may not conclude, however, until there is a commercial system in operation and regardless of Management's optimism there can be no assurance that these opportunities will actually result in unconditional sales contracts.

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

Our greatest expense, from an accounting standpoint, is for salaries. These salaries have not been paid for over five years, but rather set up as payables. Our cash flow deficit condition will continue until such time as the Company will start generating revenues from the sale of TCS Systems. Until we can succeed in securing an unconditional sales contract for the sale of one or more systems employing our technology, the company will not be engaging any significant financial commitments and will not be engaging in any significant research and development activities nor increasing employment.

Since 2005, the expenses of our company have been funded by a series of loans made by a significant number of individuals investing modest amounts totaling approximately US$125,000. Each investment was made through Tirex President, John L. Threshie Jr. Insofar as Tirex does not have shares to issue at this time, these investors, fully cognizant of our situation and so documented in writing, have accepted that their investment is being made via Mr. Threshie and represents a convertible debt, the conversion of which can occur once Tirex will have shares available for issuance. To September 30, 2007, approximately 30 million shares are involved, this number being before any adjustments to our share authorization structure which would cause a proportionate adjustment to the number of shares actually issuable. We will require a modification to our share authorization. This convertible debt is priced at fixed prices rather than as a discount to market. Insofar as the funds were lent to Mr. Threshie rather than to Tirex directly, with Mr. Threshie then paying personally the expenses of Tirex, which expenses have been duly recorded in our accounts offset by a liability to Mr. Threshie, the liability on our books is still listed as being toward Mr. Threshie. Thus no direct liability toward these investors is on our books. However, once shares will become available for issuance, the amounts due to Mr. Threshie will be transferred by him to these investors and the shares issued accordingly.

From August 2005, the office rent of Tirex was assumed by Mr. Threshie until his return to Connecticut in September 2006. This amount was CA$1,500 per month. This amount has been accrued as a liability to Mr. Threshie on our books since last August.

While we continue to market TCS Systems and have in place a License Agreement, as of June 30, 2007, no unconditional sales orders for TCS Systems had been received and manufacturing of TCS Systems has not been initiated. We anticipate that we will begin selling or licensing out the sale of TCS Systems and thus initiating the manufacturing of these systems on a commercial basis inevitably as long as there is a demand for new recycling technology. Until we successfully develop and commence TCS System manufacturing and sales operations on a full-scale commercial level, however, we will not generate significant revenues from operations. Accordingly, we would be obligated to attempt to seek non-commercial sources of revenues to support operations until TCS Systems sales and manufacturing operations would become a reality. In the event of such a circumstance, there can further be no assurance that such noncommercial revenue funding would be available at all or on terms acceptable to management. Except for activities related to the recycled crumb rubber industry, as noted above and in previous filings, we have never engaged in any other significant business activities.

During the first quarter of Fiscal 2007, Tirex undertook the negotiation of the employment agreements with respect to Tirex CEO and President, John L. Threshie Jr., Tirex Vice President Engineering and Research and Development, Louis V. Muro and Tirex Secretary-Treasurer and Chief Financial Officer, Michael Ash, although the final versions have not yet been ratified. Under the terms of these agreements, Mr. Threshie’s salary would be augmented to US$150,000 retroactive to July 1, 2002 while Mr. Muro’s salary would be reduced retroactively to July 1, 2002 to US$75,000. The salary of Mr. Ash would remain unchanged at US$100,000. Also under the terms of the agreements, Mr. Threshie would receive an option to acquire 3,000,000 shares of the corporation at the beginning of each year of his three-year agreement, the effective inception date being July 1 2004. Similarly, Mr. Muro would receive options to purchase 1,000,000 shares per year. Mr. Muro’s employment would also be effective July 1, 2004. Other than for the number of shares involved, Mr. Muro’s options proposed agreement would be identical to that of Mr. Threshie. As for Mr. Ash, his three-year employment agreement would be effective January 1, 2004 and would provide for him to acquire 2,000,000 shares of Tirex in each of the three years of his contract. In all cases, the exercise window is three years. These options could be exercised on a cashless basis and are described in more detail elsewhere in this report Tirex does not currently have an adequate share authorization to satisfy any exercises under these options, and, in fact, is in arrears with respect to options exercised by Mr. Ash under the previous version of his employment agreement. The exercised options will result in share issuances once Tirex will have an adequate number of shares available for issuance. Any such issuances will be subject to any corporate actions regarding stock splits, reverse splits or stock dividends on a proportional basis.

Liquidity and Capital Resources

As of June 30, 2007, the Company had total assets of $208,297 as compared to $233,297 at June 30, 2006 reflecting a decrease of $25,000. The net cost of equipment decreased by $25,000 from a balance of $50,000 as of June 30, 2006 to $25,000 as of June 30, 2007 as a result of a write-down of the estimated salvage value. There were no other changes in the value of individual assets, representing Notes Receivable, Inventory, Property and Equipment and an Investment, from June 30, 2006 to June 30, 2007.

As of June 30, 2007, the Company had total liabilities of $5,988,713 as compared to $5,416,713 at June 30, 2006, reflecting an increase in liabilities of $572,000. Total liabilities at June 30, 2006 had reflected a previous increase of $382,518 over $5,034,195 in total liabilities at June 30, 2005. The increase in total liabilities from June 30, 2006 to June 30, 2007 is primarily attributable to: (i) an increase in Accounts Payable and Accrued Liabilities and Current Portion of Long-Term Debt in the amount of $213,500 from $2,771,133 as of June 30, 2006 to $2,984,633 as of June 30, 2007, and (ii) an increase in Convertible Loans in the amount of $358,500 from $1,833,135 as of June 30, 2006 to $2,191,635 as of June 30, 2007.

Reflecting the foregoing, the financial statements indicate that as at June 30, 2007, the Company had a working capital deficit (current assets minus current liabilities) of $2,890,836 and that as at June 30, 2006, the Company had a working capital deficit of $2,677,336, a working capital deficit increase of $213,500. There were no changes in current assets, as noted above, while there were additions to current liabilities due to third parties represented by Accounts Payable and Accrued Liabilities.

The financial statements which are included in this report reflect total operations and other expenses of $480,849 for the year ended June 30, 2007, which reflects an increase of $260,277 over the year ended June 30, 2006 when total operations and other expenses were $220,572. The Company has ceased Research and Development activities thereby resulting in a significant decrease in personnel expenses and other Research and Development expenses compared with prior periods.

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

From inception (July 15, 1987) through June 30, 2007, the Company has incurred a cumulative net loss of $30,789,469. Approximately $1,057,356 of such cumulative net loss was incurred prior to the inception of the Company’s present business plan, in connection with the Company’s discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced the proposed health care operations and therefore, generated no revenues therefrom.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements required to be included in this Report pursuant to Item 310(a) of Regulation S-B, are set forth below.

ITEM 8. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Following the end of Fiscal 2004, our independent certifying accountant informed us that he was abandoning all SEC-oriented work. Thus, we have no choice but to attempt to change our certifying accountant effective with the annual financial statements for the year ended June 30, 2004. The resignation of our former certifying accountant was not related in any way to any disputes respecting the Company’s accounting or its financial disclosures to shareholders or other interested parties. We have been attempting to engage new certifying accountants but our financial condition has not permitted us to find one as of yet. Once our financial condition will have improved, we will engage independent certifying accountants and will file amended reports with their certifications.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees

The following sets forth, as of June 30, 2005 the names and ages of all directors, executive officers, and other significant employees of the Company; and all positions and offices in the Company held by each, and the terms of said offices. Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified:

		Offices	Term of
Name	Age	Held	Office
John L. Threshie, Jr.	53	Chairman of the Board	November 1999 -
		of Directors, President, and	present
Chief Executive Officer
		Director	June 1995 -
February 1999
		Vice President	June 1995-
November 1999
Secretary
December 1996
February 1999

Louis V. Muro	75	Vice President	January 1996 -
		of Engineering	present
and Director
		President	March 1994 -
January 1995
		Director	December 1992 -
Present

Henry Meier	51	Director	Feb. 11, 1999 to present

Michael D.A. Ash	58	Secretary, Treasurer,	February 1999-
		and Chief Financial	present
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

JOHN L. THRESHIE, JR. Mr. Threshie has served as President and Chief Executive Officer of the Company since November of 1999. Prior to that time he served as a Vice President of the Company since June 1995. He was appointed Assistant Secretary of the Company on February 11, 1999. From December 1996 until February 11, 1999, Mr. Threshie held the position of Secretary, and from June 1995 until February 11, 1999, as a Director, of the Company. He also served as a Director for The Tirex Corporation Canada Inc. and Tirex Canada R&D Inc. from June 1998 and June 1995, respectively, until February 11, 1999. He has more than 28 years of experience in the areas of management, marketing and sales including 11 years developing and marketing a new technology in the recycling industry with Tirex.. Mr. Threshie holds a Bachelor’s Degree in Political Science from the University of North Carolina. He was employed as an insurance and financial broker by Primerica Financial Services from 1991 through 1994. From 1988 to 1990, Mr. Threshie was an advertising account supervisor for Ammirati & Puris Inc., an advertising firm in New York. From 1983 to 1988 Mr. Threshie was employed as a senior account executive at the advertising firm of Saatchi and Saatchi, Inc. From 1979 to 1983 Mr. Threshie was employed by Milliken & Co. as a sales representative.

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

MICHAEL D.A. ASH. Mr. Ash joined the Company on January 11, 1999. On February 11, 1999, Mr. Ash was appointed Secretary, Treasurer, and Chief Financial and Accounting Officer of the Company. Mr. Ash graduated with a Bachelor's Degree in Business Administration, Magna Cum Laude, from Bishop's University in Quebec in 1970, and with an MBA, With Distinction, from Harvard Business School in 1975. Mr. Ash received his Chartered Accountant certification, (Canadian equivalent to a CPA) in 1972 while employed by Coopers & Lybrand (now PriceWaterhouseCoopers). Mr. Ash voluntarily abandoned his C.A. designation following the ENRON and WorldCom incidents, being no longer willing to certify financial statements nor to incur the very expensive professional insurance costs associated with professional private practice as a sole practitioner. As such, the annual professional fees were no longer justifiable. Since graduation from Harvard, Mr. Ash spent a large portion of his career with the Government of Canada, until early 1999 when he joined Tirex, first with the Office of the Comptroller General in Ottawa and, for the subsequent eighteen years, with a federal regional economic and industrial development agency in Montreal where he gained exposure to a very large number of companies and industrial sectors, ranging from developmental companies to major multi-national corporations. For ten years during this time period, Mr. Ash was also a part-time lecturer in accountancy at Concordia University in Montreal for students registered in the program leading to the Chartered Accountancy designation.

Compliance With Section 16(a) of the Exchange Act.

None of the securities have been registered pursuant to Section 12 of the Exchange Act of 1934, as amended (the "Exchange Act"). Therefore, Section 16(a) of the Exchange Act is not applicable.

ITEM 10. EXECUTIVE COMPENSATION

Current Remuneration

The following table sets forth information concerning the annual compensation received or accrued for services provided in all capacities for the fiscal years ended June 30, 2005, 2006 and 2007 by our chief executive and all our executive officers serving as such as at June 30, 2005 or at any time during the year ended June 30, 2007. Future announcements concerning us, our competitors, results of testing, technological innovations or new commercial products may have a significant impact on the market price of our common stock. We believe that, as of the dates when such shares were issued, the actual market value of such shares was, and as of the date hereof remains, highly contingent upon, and subject to, extremely high risks.

SUMMARY COMPENSATION TABLE:

ANNUAL COMPENSATION (See note below)

ANNUAL COMPENSATION (See note below)
Name and Principal Position	Year	Salary $		Bonus $	Other $

John L. Threshie Jr.	2007	$150,000	(1)	Nil	nil
President	2006	$150,000
	2005	$150,000

Louis V. Muro	2007	$75,000	(1)	Nil	nil
Vice President - Engineering	2006	$75,000
	2005	$75,000

Michael D.A. Ash	2007	$100,000	(1)	Nil	nil
Secretary-Treasurer & CFO	2006	$100,000
	2005	$100,000

The salaries noted above are those provided for in proposed employment agreements based on negotiations, which agreements, as of the date of this report, have not been ratified.

The employment agreements of all of the above persons were re-negotiated and drafts thereof were received during the second quarter of Fiscal 2007. These drafts have not yet been ratified. The primary focus of the negotiations was on salary and options in all three cases. In the case of Mr. Threshie, his salary would be increased from US$125,000 to US$150,000 retroactive to July 1, 2002. In the case of Mr. Muro, his salary would be reduced from US$150,000 to US$75,000 also effective July 1, 2002. Mr. Ash’s salary would remain unchanged at US$100,000. Under the terms of these three employment agreements, all three persons would receive options with three-year exercise windows to acquire Tirex shares, with the possibility of a cashless exercise. These annual options for Mr. Threshie, Mr. Ash and Mr. Muro imply 3,000,00 shares, 2,000,000 and 1,000,000 shares respectively. All exercises are subject to share structure modifications such as stock splits and reverse splits on a proportional basis. Tirex does not currently have an adequate share authorization to satisfy these potential exercises or even the previous exercises by Mr. Ash under his previous employment agreement. Under the previous employment agreement with Mr. Ash, who gave notice of exercise on a cashless basis, 1,500,000 shares are owed to Mr. Ash. It should be emphasized that these employment agreements have not been ratified. The compensation noted above reflects preliminary agreements as to compensation.

In 1999, Mr. Ash abrogated his then existing Employment Agreement. This was replaced by a Consulting Agreement for a period of sixteen (16) months to the end of Calendar 2000. Under this consulting agreement, Mr. Ash received 2,000,000 shares of the common stock of the Company. A new employment Agreement with an effective date of January 2001 was put into effect and the prior Consulting Agreement was allowed to lapse. Under that Employment Agreement, Mr. Ash earned a salary of $100,000 and Mr. Ash also had options to purchase stock of the company at the lesser of 20(cent) for the first year option, 40(cent) for the second year option and 50(cent) for the third year option, or 50% of market applicable to each series. The options were exercisable on a cashless basis.. Prorating the stock issuance over the sixteen month term of the prior Consulting Agreement, in Fiscal 2000, Mr. Ash was entitled to 1,250,000 shares of stock. There was no cash salary in Fiscal 2000 for Mr. Ash. For Fiscal 2001, Mr. Ash received the balance of his stock entitlement, i.e. 750,000 shares, and was entitled to receive $50,000 in cash. For Fiscal 2002 and 2003, Mr. Ash was entitled to receive $100,000 annually. Mr. Ash exercised the stock options available to him under the Employment Agreement which terminated December 31, 2003. Mr. Ash’s Employment Agreement was recently the subject of renegotiation for a three-year period starting January 1, 2004, but the final version has not been signed.

(1)

No compensation was paid either in cash or in shares to Messrs. Threshie, Muro and Ash during Fiscal 2006 and 2007. The amounts due have been recorded as liabilities of the Company.

Executive Stock Options

As discussed elsewhere in this Report, the following is a summary of those options and warrants outstanding or proposed to be outstanding, with respect to the purchase of the common stock of the Company:

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

Compensation of Directors

The Directors of the Company were not compensated for their services as such in fiscal 2007.

Employment Agreements

We seek to maintain employment agreements with all of our executive officers (the "Executive Agreements"). We currently have a proposed employment agreement with Mr. Threshie that provides for an annual salary of $150,000 would have had a duration until June 30, 2007. A new agreement will have to be negotiated. Mr. Threshie would also have past service options , as noted above, to purchase shares of the Company. Mr. Threshie would be granted options to purchase 3,000,000 shares at each anniversary date of his Employment Agreement for the three years following the effective date of his employment contract, and, for each series of options, would have a three-year period to exercise that option. The options are exercisable at the lesser of 50% of market and 20(cent) for the first series, 40(cent) for the second series and 50(cent) for the third series. We currently employ Mr. Muro on a month-to-month basis, based on a projected revised annual salary of $75,000, retroactive to July 1, 2002. Mr. Muro would also have share options which, other than for the number of shares implicated, are identical to the options of Mr. Threshie. In Mr. Muro’s case the number of shares would be 1,000,000 shares annually. During fiscal 2000 Mr. Ash voluntarily abrogated his Executive Agreement with us and entered into a new agreement under which his compensation was in the form of shares. Under this new agreement, Mr. Ash continued to act as Secretary-Treasurer and Chief Financial Officer on a consulting basis. Under the terms of the original Executive Agreement, Mr. Ash's annual compensation was US$125,000. The consulting agreement extended to December 31, 2000 and was renewable by mutual consent of the Company and Mr. Ash. Mr. Ash's compensation for the sixteen-month period ended December 31, 2000 was 2,000,000 common shares, subject to prorated adjustment in the event of a stock split. At the beginning of Calendar 2001, Mr. Ash's consulting agreement was converted back to an Employment Agreement under which Mr. Ash earned an annual salary of $100,000 and had options, as noted above, to purchase company stock on terms identical to the options granted to Mr. Threshie. As of the date of this Report, Mr. Ash had exercised all of his options under the previous agreement on a cashless basis, thus resulting in 1,500,000 shares being issuable to Mr. Ash. Under the terms of his proposed renewed agreement, Mr. Ash would have the option to acquire 2,000,000 shares of Tirex in each calendar year starting January 1, 2004. If the proposed employment agreement is ratified, Mr. Ash has indicated that he would give notice of exercise with respect to calendars 2004, 2005 and 2006, with the result that the Corporation currently owes Mr. Ash 3,000,000 shares, issued on a cashless basis, in addition to the shares previously issuable under the previous employment agreement, for a total of 4,500,000 shares.. The Company currently has less than 105,000 shares available for issue. Thus, the shares issuable to Mr. Ash would remain as such until the Company would have adequate shares to satisfy this transaction. Any shares ultimately issuable to Mr. Ash would be automatically adjusted for stock splits and stock dividends, if any, occurring prior to the issuance of shares to Mr. Ash. To the extent that Mr. Threshie and Mr. Muro exercise their options, the Corporation’s liability to issue shares will remain a Note entry.

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

In the case of Messrs. Threshie, Muro and Ash, 200% of the amount of the base salary for a period of twelve months, except that in the event of the new employment agreements being ratified and thence in the case of a termination following a hostile takeover of the Corporation, the termination is 300%. In addition, the amount of severance compensation for termination other than for cause, or by the executive for "good reason", as that term is defined in the Executive Agreements, or pursuant to a change in control of the Company, amounts to the compensation as described above plus two months of base salary for each year of service, either under an employment agreement or under a consulting agreement.

Because of the early stage of our development, our lack of operations and insignificant cash flow, since January 18, 1995, we have not had the resources to meet fully our financial obligations under the Executive Agreements. As a result, a major portion of compensation which has been available to our executive officers has consisted of shares of our common stock, which such individuals accepted, in lieu of cash compensation, for a substantial portion of salary and/or consulting fees due to them. For the last four years, no significant numbers of shares were available for issuance to the executives.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of September 30, 2007, with respect to the persons known to the Company to be the beneficial owners of more than 5% of the common stock, $.001 par value of the Company and of more than 5% of the Class A Common Stock of the Company's subsidiary, Tirex R&D and of all Officers and Directors of the Company as that term is defined in Item 402(a)(2) of Regulation S-B. Neither the Company nor Tirex R&D have any shares of any other class issued or outstanding.

	Name and	Amount and
Title	Address of	Nature of
of	Beneficial	Percent	Percent
Class	Owner	Ownership	of Class (1)

Common	John L. Threshie, Jr.	2,000,000 (2)	0.8%
The Tirex	P.O. Box 1000
Corporation	Stratford Postal Store
411 Barnum Avenue Cutoff
Stratford CT 06614-9991

Class A
Common		34 (5)	34%
Tirex R&D

Common	Louis V. Muro	5,978,957(2)(3)	2.39%
The Tirex	2063 Desjardins Avenue, Apt #2
Corporation	Montreal, Quebec
	Canada H1V 2H1

Class A
Common		17(5)	17%
Tirex
R&D

Common	Henry P. Meier	335,000 (6)	0.13%
The Tirex	P.O. Box 895
Corporation	Lakehurst NJ 07755

Common	Estate of Louis A. Sanzaro	16,281,088(2)	6.52%
The Tirex	1497 Lakewood Road
Corporation	Toms River, NJ 08755

Common	Michael Ash	2,980,000 (4)	1.19%
The Tirex	310 Montée Sabourin
Corporation	St. Bruno, Quebec
	Canada, J3V 4P6

Common	All directors and	11,293,957	4.52%
The Tirex	officers as a group
Corporation	(4 persons)

Class A	All directors and	51	51.0%
Common	officers as a group
Tirex	(2 persons)
R&D

(1)

The percentages listed in the table is calculated on the basis of 249,895,892 shares of the common stock, $.001 par value, of the Company outstanding as at September 30, 2007. The significant drop in the collective ownership of shares by officers and directors versus June 30, 2006 is attributable to the death of former Tirex director, Louis A. Sanzaro, who has not yet been replaced.

(2)

Our executive officers, directors (including deceased director, Louis A. Sanzaro) and principal shareholders pledged an aggregate of 11,986,315 (approximately 6% of our then outstanding shares) of their personal shareholdings in the Company as a security interest for our issuance of $750,000 of 8% convertible notes, pursuant to a Subscription Agreement and Security Agreement dated February 26, 2001. Specifically, John L. Threshie, Jr. pledged 1,891,204 shares, Louis Muro pledged 1,723,514 shares and Louis Sanzaro pledged 8,371597 shares of our common stock. The Company was unable to respect its financial obligations under the terms of a Settlement Agreement and negotiations with respect to a new settlement have not been started. Under the terms of the first settlement agreement, the investors acquired a right to dispose of the collateral shares in their possession. According to a confirmation received from the investors with respect to the convertible note, as of June 30, 2005, they were in possession of 4,000,000 conversion shares, issued in 2003, but the collateral shares have been sold. Thus, the shares pledged by Messrs. Threshie, Muro and Sanzaro (now Mr. Sanzaro`s estate) now represent a liability of the Corporation. These shares will be replaced once the Corporation will have enough shares available for issuance, subject to adjustments for stock splits, reverse splits and stock dividends, if any, which occur prior to any such issuance. These 4 million conversion shares represent approximately 1.6% of our current outstanding stock.

(3)

Includes: (i) 5,244,957 shares held of record by Mr. Muro as of October 1, 2004; and (ii) 734,000 shares held of record by Mr. Muro's wife, Nina Aviles Muro. There have been no subsequent changes.

(4)

Includes: (i) 2,750,000 shares held of record by Mr. Ash since of September 30, 2004; and (ii) 230,000 shares held of record in the name of Loryta Investments Limited an entity beneficially owned by the family of Mr. Ash. Does not include the 1,500,000 shares issuable to Mr. Ash as a result of his having exercised stock options, and for which an inadequate number of issuable shares exists to satisfy this option. There have been no changes subsequent to September 30, 2004.

(5)

Messrs. Threshie and Muro hold all shares of Tirex R&D Class A Common Stock pursuant to the terms of a Shareholders agreement among them and the Company (the "Tirex R&D Shareholders Agreement"), pursuant to which they will be obligated to transfer all such shares to the Company, for no consideration, on May 2, 2001, unless the term of such Agreement would be unilaterally extended by the Company. The Company does not intend to take any actions of any kind with respect to such shares which would be in violation of any Canadian government regulations governing tax and other financial incentives which may be available. Tirex Canada R&D Inc. was dissolved by the Quebec government for lack of filing of annual returns. The company can be re-established through the filing of appropriate documentation and the payment of required government fees. It is for this reason that we continue to list Mr. Threshie and Mr. Muro as shareholders, but until such time as such action would be undertaken, such share distribution has no effect.

(6)

Includes 50,000 shares owned in the name of Mr. Meier’s two children.

Changes in Control

On February 26, 2001 we issued $750,000 worth of convertible notes at an annual rate of eight percent (8%) to certain investors. Interest payable on these notes is payable quarterly commencing June 30, 2001. In addition, all principal and unpaid interest due on the outstanding notes is immediately due and payable on February 26, 2003, or earlier in the event of a default. One of the conditions of this transaction was that we would file with the Securities and Exchange Commission a Registration Statement on Form SB-2 to register various securities issuable upon the conversion of notes by a certain date and that the Registration Statement would be effective by August 15, 2001. We failed to meet these deadlines and the investors served a notice of default on us on July 19, 2001. Negotiations were undertaken throughout the remainder of Calendar 2001 and into 2002 until a Settlement Agreement was reached on April 26, 2002. Under the terms of the Agreement, a copy of which was previously filed, the Company was obligated to pay down the amount owed to the Investor Group, including interest and penalties, over a period of approximately two years. During the time when an amount continues to be owed to the Investor Group, the Investor Group had the right to sell up to 600,000 collateral or Rule 144 shares per month and apply the proceeds to interest due, fees and finally to reduction of the principle amount outstanding. As of June 30, 2005, all of the collateral shares had been sold. The Investor Group was also given three series of warrants for 500,000 shares each, exercisable at prices of $0.01, $0.05 and $0.10 respectively and exercisable within pre-defined time windows over a three year period starting with the date of signature of the Settlement Agreement. . As of June 30, 2005, the Investor Group had 4,000,000 conversion shares, issued in 2003, in their possession. Despite repeated requests, the investors have not confirmed the amount still due to them or the shares still in their possession

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

During the years ended June 30, 2005, 2006 and 2007, the Company's executive officers and certain consultants to the Company have waived cash payment of all of their salaries, fees and/or unreimbursed expenses made by them on behalf of, and for the account of, the Company, and, in 2003, have accepted shares of the Company's common stock in partial payment in lieu thereof, with the remaining amounts payable still being listed as liabilities of the Company. No cash payments nor payments in common stock were made to such persons during Fiscal 2005, 2006 and 2007. Eventually, these unpaid salaries and expenses will have to be paid by the Company, either in cash, shares or some combination thereof, as a function of available resources, to be determined at a later date. The liabilities for these amounts are recorded in the current liabilities of the Company.

ITEM 13. EXHIBITS

FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

The financial statements filed as a part of this report are as follows:

Consolidated Balance Sheet - June 30, 2007

Consolidated Statements of Operations for the years ended June 30, 2006 and 2007, and cumulative for the period from inception (July 15, 1987) to June 30, 2007

Consolidated Statements of Owners' Equity (Deficit) as at July 15, 1987 and June 30, 2001 - 2007

Consolidated Statements of Cash Flows for the years ended June 30, 2006 and 2007 and cumulative for the period from inception (July 15,1987) to June 30, 2006

Reports filed on Form 8-K

None

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

None

SIGNATURES

In accordance with Section 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TIREX CORPORATION

By /s/ JOHN L. THRESHIE, JR.

Date: September 30, 2007

John L. Threshie, Jr.
Chairman of the Board of Directors and
Chief Executive Officer

In accordance with Section 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

Principal Executive Officer:
/s/ JOHN L. THRESHIE, JR	Chairman of the Board	September 30, 2007
of Directors and Chief
John L. Threshie, Jr	Executive Officer

Principal Financial and Accounting Officer:

/s/ MICHAEL D.A. ASH	Secretary, Treasurer,	September 30, 2007
and Chief Financial and
Michael D.A. Ash	Accounting Officer

A Majority of the Board of Directors:
/s/ JOHN L. THRESHIE, JR.	Chairman of the Board	September 30, 2007
of Directors
John L. Threshie, Jr.

Henry Meier	Director

/s/ LOUIS V. MURO	Director	September 30, 2007

Louis V. Muro

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

No annual report or proxy materials have been sent to security-holders during the fiscal year ended June 30, 2007 or the subsequent interim period. As at the date hereof, the Company plans to furnish proxy materials relating to its annual meeting, which is presently contemplated to be held during the current fiscal year. All such materials will be furnished to the Commission at the same time as they are sent to securities holders.

THE TIREX CORPORATION A DEVELOPMENT STAGE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED BALANCE SHEET
AS AT JUNE 30, 2007

Jne 30,
2007

ASSETS

Current Assets
Cash and cash equivalents	$-
Accounts receivable	-
Notes receivable	20,475
Inventory	73,322
Research and Experimental Development tax credits receivable	-
93,797

Property and equipment, salvage value	50,000

Other assets
Investment, at cost	89,500
89,500

$233,297

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$2,879,923
Current portion of long-term debt	78,091
2,958,014

Other liabilities
Long-term deposits and notes	217,500
Government loans (net of current)	-
Capital lease obligations (net of current)	-
Convertible notes	399,389
Convertible notes	195,556
Convertible loans	2,191,635
3,004,080

5,962,094
Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized 250,000,000 shares, issued and outstanding 249,895,892 shares (June 30, 2005 - 249,895,892 shares)	249,896
Additional paid-in capital	25,222,219
Deficit accumulated during the development stage	(30,418,585)
Unrealized gain (loss) on foreign exchange	(782,327)
(5,728,797)

$233,297

THE TIREX CORPORATION AND SUBSIDIARIES
(A Developmental Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Unrealized Foreign Exchange	Total

Balance at June 30, 1992	3,383,020	$3,383	$194,980	$(1,057,356)	$-	$(858,993)

Stock issued for reorganization	18,650,000	18,650	76,155	-	-	94,805
Stock issued for services	100,000	100	(100)	-	-	-
Stock issued in exchange for
Warrants	363,656	364	(364)	-	-	-
Forgiveness of debt	-	-	728,023	-	-	728,023
Net loss and comprehensive loss for the year	-	-	-	(165,296)	-	(165,296)

Balance at June 30, 1993	22,496,676	22,497	998,694	(1,222,652)	-	(201,461)

Stock issued	2,000	2	(2)	-	-	-
Exchange for debt	-	-	149,170	-	-	149,170
Payments received for stock previously issued	-	-	237,430	-	-	237,430
Net loss and comprehensive loss for the year	-	-	-	(179,296)	-	(179,296)

Balance at June 30, 1994	22,498,676	22,499	1,385,292	(1,401,948)	-	5,843

Revision of common stock	(11,900,000)	(11,900)	11,900	-	-	-
Stock issued for services	5,592,857	5,592	513,908	-	-	519,500
Shares issued in exchange for debt	200,000	200	24,300	-	-	24,500
Issuance of common stock	402,857	401	21,915	-	-	22,316
Net loss and comprehensive loss for the year	-	-	-	(575,771)	-	(575,771)

Balance at June 30, 1995	16,794,390	$16,792	$1,957,315	$(1,977,719)	$-	$(3,612)

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION AND SUBSIDIARIES
(A Developmental Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage		Unrealized Foreign Exchange	Total

Balance at June 30, 1995	16,794,390	$16,792	$1,957,315		$(1,977,719)	$-	$(3,612)

Stock issued	3,975,662	5,090	846,612		-	-	851,702
Shares issued in exchange for debt	391,857	392	29,008		-	-	29,400
Issuance of common stock	710,833	710	80,161		-	-	80,871
Net loss and comprehensive loss for the year	-	-	-		(1,127,044)	-	(1,127,044)

Balance at June 30, 1996	21,872,742	22,984	2,913,096		(3,104,763)	-	(168,683)

Stock issued for options	-	-	912,838		-	-	912,838
Stock issued for services	5,067,912	3,955	690,234		-	-	694,189
Shares issued in exchange for debt	251,382	252	43,965		-	-	44,217
Issuance of common stock	10,257,936	10,259	335,132		-	-	345,391
Grants issued	-	-	408,597		-	-	408,597
Net loss and comprehensive loss for the year	-	-	-		(2,376,279)	-	(2,376,279)

Balance at June 30, 1997	37,449,972	37,450	5,303,862		(5,481,042)	-	(139,730)

Stock issued for services	4,396,466	4,396	922,180		-	-	926,576
Stock issued for options	-	-	948,500		-	-	948,500
Issuance of common stock	21,795,000	21,796	1,176,755		-	-	1,198,551
Unrealized foreign exchange	-	-	-		-	183,785	183,785
Stock options issued and outstanding	-	-	1,236,913		-	-	1,236,913
Grants issued	-	-	669,906		-	-	669,906
Net loss and comprehensive loss for the year	-	-	-		(4,570,441)	-	(4,570,441)

Balance at June 30, 1998	63,641,438	$63,642	$$10,258,116	$	$(10,051,483)	$183,785	$454,060

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION AND SUBSIDIARIES
(A Developmental Stage Company)

Consolidated Statements of Stockholders' Equity (Deficit)

	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Unrealized Foreign Exchange	Total

Balance at June 30, 1998	63,641,438	$63,642	$10,258,116	$(10,051,483)	$183,785	$454,060

Stock issued for services	24,200,439	24,200	2,735,544	-	-	2,759,744
Stock issued for options	2,234,567	2,235	38,765	-	-	41,000
Shares issued in exchange for debt	3,787,947	3,788	340,164	-	-	343,952
Conversion of debentures	2,816,966	2,817	290,102	-	-	292,919
Issuance of common stock	677,966	678	49,322	-	-	50,000
Unrealized foreign exchange	-	-	-	-	(29,142)	(29,142)
Stock options issued and
outstanding	-	-	385,600	-	-	385,600
Grants issued	-	-	1,057,742	-	-	1,057,742
Net loss and comprehensive loss for the year	-	-	-	(4,909,879)	-	(4,909,879)

Balance at June 30, 1999	97,359,353	97,360	15,155,355	(14,961,362)	154,643	445,996

Stock issued for services	28,873,210	28,873	2,217,758	-	-	2,246,631
Stock issued for options	5,327,486	5,327	381,600	-	-	386,927
Shares issued in exchange for debt	7,342,055	7,342	382,556	-	-	389,898
Conversion of debentures	12,010,073	12,010	815,796	-	-	827,806
Issuance of common stock	221,000	221	16,039	-	-	16,260
Unrealized foreign exchange	-	-	-	-	5,789	5,789
Grants issued	-	-	395,683	-	-	395,683
Net loss and comprehensive loss
for the year	-	-	-	(5,548,829)	-	(5,548,829)

Balance at June 30, 2000	151,133,177	151,133	19,364,787	(20,510,191)	160,432	(833,839)

Stock issued for services	10,142,903	10,143	1,023,512	-	-	1,033,655
Stock issued for options	-	-	-	-	-	-
Shares issued in exchange for debt	14,236,399	14,236	1,891,602	-	-	1,905,838
Conversion of debentures	121,000	121	24,079	-	-	24,200
Issuance of common stock	732,929	733	39,427	-	-	40,160
Unrealized foreign exchange	-	-	-	-	(340,661)	(340,661)
Grants issued	-	-	249,294	-	-	249,294
Net loss and comprehensive loss for the year	-	-	-	(3,112,138)	-	(3,112,138)

Balance at June 30, 2001	176,366,408	$176,366	$22,592,701	$(23,622,329)	$(180,229)	$(1,033,491)

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION AND SUBSIDIARIES
(A Developmental Stage Company)

Consolidated Statements of Stockholders' Equity (Deficit)
	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Unrealized Foreign Exchange	Total

Balance at June 30, 2001	176,366,408	$176,366	$22,592,701	$(23,622,329)	$(180,229)	$(1,033,491)

Stock issued for services	18,466,162	18,466	314,859	-	-	333,325
Stock issued for options	-	-	-	-	-	-
Shares issued in exchange for debt	24,075,502	24,076	1,649,442	-	-	1,673,518
Conversion of debentures	-	-	-	-	-	-
Issuance of common stock	5,849,487	5,850	61,897	-	-	67,747
Unrealized foreign exchange	-	-	-	-	(19,940)	(19,940)
Grants issued	-	-	-	-	-	-
Net loss and comprehensive loss for the year	-	-	-	(3,421,460)	-	(3,767,344)

Balance at June 30, 2002	224,757,559	$224,758	$24,618,899	$(27,043,789)	$(200,169)	$(2,746,185)

Stock issued for services	5,455,000	5,455	130,920	-	-	136,375
Stock issued for options	-	-	-	-	-	-
Shares issued in exchange for debt	15,400,000	15,400	441,183	-	-	456,583
Conversion of debentures	-	-	-	-	-	-
Issuance of common stock	4,283,333	4,283	31,217	-	-	35,500
Unrealized foreign exchange	-	-	-	-	(182,365)	(182,365)
Grants issued	-	-	-	-	-	-
Net loss and comprehensive loss for the year	-	-	-	(1,561,375)	-	(1,561,375)

Balance at June 30, 2003	249,895,892	$249,896	$25,222,219	$(28,605,164)	$(382,534)	$(3,515,583)

Stock issued for services	-	-	-	-	-	-
Stock issued for options	-	-	-	-	-	-
Shares issued in exchange for debt	-	-	-	-	-	-
Conversion of debentures	-	-	-	-	-	-
Issuance of common stock	-	-	-	-	-	-
Unrealized foreign exchange	-	-	-	-	(18,597)	(18,597)
Grants issued	-	-	-	-	-	-
Net loss and comprehensive loss for the year	-	-	-	(560,234)	-	(560,234)

Balance at June 30, 2004	249,895,892	249,896	25,222,219	(29,165,398)	(401,131)	(4,094,414)

Stock issued for services	-	-	-	-	-	-
Stock issued for options	-	-	-	-	-	-
Shares issued in exchange for debt	-	-	-	-	-	-
Conversion of debentures	-	-	-	-	-	-
Issuance of common stock	-	-	-	-	-	-
Unrealized foreign exchange	-	-	-	-	(129,718)	(129,718)
Grants issued	-	-	-	-	-	-
Net loss and comprehensive loss for the year	-	-	-	(576,766)	-	(576,766)

Balance at June 30, 2005	249,895,892	$249,896	$25,222,219	$(29,742,164)	$(530,849)	$(4,800,898)

Stock issued for services	-	-	-	-	-	-
Stock issued for options	-	-	-	-	-	-
Shares issued in exchange for debt	-	-	-	-	-	-
Conversion of debentures	-	-	-	-	-	-
Issuance of common stock	-	-	-	-	-	-
Unrealized foreign exchange	-	-	-	-	(161,946)	(161,946)
Grants issued	-	-	-	-	-	-
Net loss and comprehensive loss for the year	-	-	-	(220,572)	-	(220,572)

Balance as of June 30, 2006	249,895,892	249,896	25,222,219	(29,962,736)	(692,795)	(5,183,416)

Unrealized foreign exchange					(116,151)	(116,151)
						-
Net loss for the year				(480,849)		(480,849)

Balance as of June 30, 2007	249,895,892	$249,896	$25,222,219	$(30,433,585)	$(808,946)	$(5,780,416)

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended June 30		Twelve months ended June 30		Cumulative from March 26, 1993 to June 30,
	2007	2006	2007	2006	2007

Revenues	$-	$-	$-	$-	$1,354,088

Cost of Sales	-	-	-	-	1,031,075

Gross profit	-	-	-	-	323,013

Operations
General and administrative	94,123	(209,562)	409,054	173,778	13,220,849
Depreciation and amortization	-	-	-	-	365,545
Research and development	-	-	-	-	15,396,966

Total Expense	94,123	(209,562)	409,054	173,778	28,983,360

Income (loss) before other expenses	(94,123)	209,562	(409,054)	(173,778)	(28,660,347)

Other expenses (income)
Interest expense	11,699	11,698	46,795	46,794	992,378
Interest income	-	-	-	-	(45,443)
Income from stock options	-	-	-	-	(10,855)
Loss on disposal of equipment	-	-	-	-	4,549

	11,699	11,698	46,795	46,794	940,629

Net income (loss)	(105,822)	197,864	(455,849)	(220,572)	(29,600,976)

Other comprehensive loss Loss (gain) on foreign exchange	-	-	-	-	106,137

Net income (loss) and comprehensive loss	$(105,822)	$197,864	$(455,849)	$(220,572)	$(29,707,113)

Basic and Diluted net loss and comprehensive loss per common share	$(0.00)	$0.00	$(0.00)	$(0.00)	$(0.31)

Weighted average shares of common stock outstanding	249,895,892	249,895,892	249,895,892	249,895,892	97,040,730

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended June 30		Twelve months ended June 30		Cumulative from March 26, 1993 to June 30,
	2007	2006	2007	2006	2007

Cash flows from operating activities:

Net income (loss)	$(105,822)	$197,864	$(455,849)	$(220,572)	$(29,707,113)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	-	-	364,304
(Gain) loss on disposal and abandonment of assets	-	-	-	-	2,005,498
Stock issued in exchange for interest	-	-	-	-	169,142
Stock issued in exchange for services and expenses	-	-	-	-	10,574,972
Stock options issued in exchange for services	-	-	-	-	3,083,390
Unrealized (loss) gain on foreign exchange	(150,771)	(81,425)	(89,532)	(161,946)	(782,347)
Other non-cash items	81,250	5,000	358,500	170,000	1,253,188

Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	-	-	-	-	-
Inventory	-	-	-	-	(73,323)
Sales tax receivable	-	-	-	-	(36)
Research and experimental development tax credits receivable	-	-	-	-	-
Other assets	-	-	-	-	(10,120)
(Decrease) increase in :
Accounts payables and accrued liabilities	144,093	166,061	61,881	340,018	2,471,127
Accrued salaries	31,250	(287,500)	125,000	(137,500)	698,152
Due to stockholders	-	-	-	-	5,000

Net cash used in operating activities	-	-	0	(10,000)	(9,948,166)

Cash flow from investing activities:
Increase in notes receivable	-	-	-	-	(259,358)
Reduction in notes receivable	-	-	-	-	237,652
Investment	-	-	-	-	(89,500)
Equipment	-	-	-	-	(321,567)
Equipment assembly costs	-	-	-	-	(1,999,801)
Organization cost	-	-	-	-	6,700
Reduction in security deposit	-	-	-	-	(1,542)

Net cash used in investing activities	-	-	-	-	(2,427,416)

Cash flow from financing activities:
Loans from related parties					4,354,835
Deferred financing costs	-	-	-	-	180,557
Proceeds from deposits	-	-	-	-	143,500
Payments on notes payable	-	-	-	-	(409,939)
Proceeds from convertible notes	-	-	-	-	754,999
Proceeds from notes payable	-	-	-	10,000	419,939
Payments on lease obligations	-	-	-	-	(86,380)
Proceeds from issuance of convertible subordinated debentures	-	-	-	-	1,035,000
Proceeds from loan payable	-	-	-	-	591,619
Payments on loan payable	-	-	-	-	(488,439)
Proceeds from issuance of stock options	-	-	-	-	20,000
Proceeds from grants	-	-	-	-	3,628,277
Proceeds from issuance of common stock	-	-	-	-	85,582
Proceeds from additional paid-in capital	-	-	-	-	2,145,775

Net cash provided by financing activities	-	-	-	10,000	12,375,325

Net (decrease) increase in cash and cash equivalents	-	-	0	-	(257)

Cash and cash equivalents - beginning of period	-	-	-	-	257

Cash and cash equivalents - end of period	$-	$-	$0	$-	$0

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended June 30		Twelve months ended June 30		Cumulative from March 26, 1993 to June 30,
	2007	2006	2007	2006	2007

Supplemental Disclosure of Non-Cash Activities:

During the year ended June 30, 2007, the Company did not issue common stock in recognition of the payment of debt. During the year ended June 30, 2006, the Company did not issue common stock in recognition of the payment of debt.

During the year ended June 30, 2007, the Company did not issue common stock in exchange for services performed and expenses. During the year ended June 30, 2006, the Company did not issue common stock in exchange for services performed and expenses.

Supplemental Disclosure of Cash Flow Information:

Interest Paid	$-	$-	$0	$-	$0

Income Taxes paid	$-	$-	$0	$-	$0

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

DEVELOPMENTAL STAGE

At June 30, 2007, the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

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
JUNE 30, 2007

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

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Note 2         GOING CONCERN

As reported in the accompanying financial statements, the Company incurred a net loss of $480,849 for the year ended June 30, 2007 and a net loss of $220,572 for the year ended June 30, 2006.

In March 1993, the Company had begun its developmental stage with a new business plan. As of March 2000, the Company had developed a production quality prototype of its patented system for the disintegration of scrap tires, but nonetheless continued its research and development efforts to improve the machine's performance and to permit greater flexibility in design for specific customer applications. Due to the Company’s lack of working capital during the year ended June 30, 2002, all rubber crumb production was suspended and research and development efforts have been hampered. Pending receipt of funding from operations, government assistance, loans or equity financing, crumb rubber production and previous research and development efforts will not be resumed. While the Company has engaged the process of marketing the TCS System to numerous potential clients since the beginning of the fiscal year commencing July 1, 2000, as of June 30, 2007, the Company had not yet consummated an unconditional purchase order for a TCS System.

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

Note 3         PROPERTY AND EQUIPMENT

As at June 30, 2007, plant and equipment consisted of the following:

Furniture, fixtures and equipment	$149,516
Manufacturing equipment	62,400
Subtotal	211,916

Less: Accumulated depreciation and amortization	186,916

Total	$ 25,000

A valuation write-down charged to operations for the year ended June 30, 2007 was $25,000. Depreciation and amortization expense charged to operations for the year ended June 30, 2006 was zero.

Note 4         GOVERNMENT LOANS

Canada Economic Development

Loans payable under the Program for the Development of Quebec SMEs based on 50% of approved eligible costs for the preparation of market development studies in certain regions. At June 30, 2007, the balance of these loans was $104,710 (June 30, 2006 - $78,091). The loans are unsecured and bear interest at 8%.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Note 5         CAPITAL LEASE OBLIGATIONS

The Company leased certain manufacturing equipment under agreements classified as capital leases. The cost and the accumulated amortization for such equipment as of June 30, 2007 and June 30, 2006 was $62,400 and $62,400, respectively. The equipment under capital leases has been included in property and equipment on the balance sheet. The Company is in arrears on payment of these leases but default has not been declared. The lease expired on June 30, 2004. The leased equipment is not part of the Company’s TCS System prototype.

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

Note 7         CONVERTIBLE NOTES

The Convertible Notes appearing on the balance sheet consisted of an investment arrangement with a group of institutional investors involving a multi-stage financing under which the Company had access to, at its option, up to $5,000,000. A first tranche of $750,000 was completed but no further draw downs were made. The terms of the convertible note were:

Balance at June 30, 2007	$399,389

Interest rate	8%, payable quarterly, commencing June 30, 2001

Issue date	February 26, 2001

Maturity date	February 26, 2003

Redemption rights	If not converted, the holder may require the Company to redeem at any time after maturity for the principal amount pus interest.

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

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Note 8         CONVERTIBLE NOTES

A convertible note, under a private arrangement, consists of the following:

Balance at June 30, 2007	$ 185,556

Interest rate	8%

Issue date	July 19th, 2000

Maturity date	January 19th, 2002

Redemption rights	If not converted, the holder may require the Company to redeem at any time after maturity for the principal amount plus interest.

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
JUNE 30, 2007

In addition to the above liability for shares, Tirex is liable for the replacement of 11,986,315 shares which were delivered as collateral by Tirex Directors, Threshie, Muro and Sanzaro (recently deceased) for the $750,000 of convertible debt contracted for in 2001, which shares were sold by the debt holders.

Note 9         RELATED PARTY TRANSACTIONS

Convertible loans include amounts primarily due to Directors, Officers and employees. Historically, such amounts due have been repaid through the issuance of stock. At June 30, 2007 and June 30, 2006, the balances owing to Directors and Officers was $2,284,429 and $1,959,429, respectively. These amounts are without interest or terms of repayment.

Long-term deposits and notes included an amount of $118,500 at June 30, 2007, which is payable to Ocean Tire Recycling & Processing Co., Inc., a company previously owned by a former Director of the Company, Louis A. Sanzaro, recently deceased. We expect that the Executor of the estate of Mr. Sanzaro will contact us with respect to the disposition of our liabilities toward the estate of Mr. Sanzaro.

Note 10         COMMON STOCK

During the year ended June 30, 2007 and the year ended June 30, 2006, the Company did not issue any common stock in exchange for services performed.

During the year ended June 30, 2004, an Officer of the Company exercised stock options pursuant to a services agreement. The exercise of these stock options entitled the Officer to 1,500,000 common shares of the Company on a cash-less basis. The Company does not have sufficient authorized and unissued shares available at June 30, 2007 for issuance of this stock and as such, the amount attributable to these shares has been recorded as part of the balances owing to Directors and Officers included in Convertible loans.

On January 31, 2001, the Company's stockholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock, par value $0.001, from 165,000,000 shares to 250,000,000 shares.

As at June 30, 2007, the Company had 249,895,892 Common shares issued and outstanding, versus its authorization of 250,000,000 shares.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

Note 12         GOVERNMENT ASSISTANCE

The Company is eligible for and has made claims for tax credits related to scientific research and experimental development expenditures made in Canada in previous years. These amounts, under Canadian Federal and Provincial tax law in conjunction with its annual tax return filings, need not be offset against taxes otherwise payable to become refundable to the Company at the end of its fiscal year. As such, during the year ended June 30, 2003, the Company received approximately $246,970, which was recorded as an increase in stockholders’ equity paid-in capital. During the years ended June 30, 2004 and June 30, 2005 and the three month period ended September 30, 2005, the Company did not make any additional claims for tax credits as it was not eligible to do so and, as such, the Company did not record any additional tax credits receivable. The previous receivable balance in respect of tax credits from these governments went from $246,970 as of June 30, 2002 to zero as of June 30, 2003 and remained as such as of June 30, 2004, June 30, 2005, June 30, 2006 and June 30, 2007.

Note 13         COMMITMENTS

Rental expense for the year ended June 30, 2007 amounted to zero. Rental expense for the year ended June 30, 2006 amounted to $6,392.

At June 30, 2007, the Company was in arrears of rent, including interest and related charges, in the approximate amount of $560,000. A settlement agreement with the former landlord is in place under the terms of which the Company would pay to the former landlord the sum of $140,000 from the proceeds to the Company of revenues from each of the first four sales of TCS Systems.

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
JUNE 30, 2007

Note 15         ACCUMULATED OTHER COMPREHENSIVE INCOME

The deficit accumulated during the development stage included accumulated comprehensive other income totaling $103,396.