Form 10QSB
period 2007-09-30
Tirex CORP
filed 2007-11-13
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007.

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

State the number of shares outstanding for each of the issuer’s classes of common equity, as of September 30, 2007 : 249,895,892 shares

Transitional Small Business Disclosure Format (check one): Yes ___     No   X

The Tirex Corporation
(A Development Stage Company)

The financial statements are unaudited. However, Management of registrant believes that all necessary adjustments, including normal recurring adjustments, have been reflected to present fairly the financial position of registrant at September 30, 2007 and the results of its operations and changes in its cash position for the three period ended September 30, 2007 and 2006 and for the period from inception (July 15, 1987). This quarterly statement has not been reviewed by an independent accountant.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED BALANCE SHEET
AS AT SEPTEMBER 30, 2007

September 30, 2007
ASSETS

Current Assets
Cash and cash equivalents	$-
Accounts receivable	-
Notes receivable	20,475
Inventory	73,322
Research and Experimental Development tax credits receivable	-
93,797

Property and equipment, salvage value	25,000

Other assets
Investment, at cost	89,500
89,500

$208,297

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$3,043,945
Current portion of long-term debt	112,141
3,156,086

Other liabilities
Long-term deposits and notes	217,500
Government loans (net of current)	-
Capital lease obligations (net of current)	-
Convertible notes	399,389
Convertible notes	195,556
Convertible loans	2,275,385
3,087,830

6,243,916
Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized
250,000,000 shares, issued and outstanding
249,895,892 shares (June 30, 2005 - 249,895,892 shares)	249,896
Additional paid-in capital	25,222,219
Deficit accumulated during the development stage	(30,552,233)
Unrealized gain (loss) on foreign exchange	(955,501)
(6,035,619)

$208,297

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended September 30		Cumulative from March 26, 1993 to September 30, 2007
	2007	2006

Revenues	$-	$-	$1,354,088

Cost of Sales	-	-	1,031,075

Gross profit	-	-	323,013

Operations
General and administrative	96,949	93,991	13,317,798
Depreciation and amortization	-	-	390,545
Research and development	-	-	15,396,966

Total Expense	96,949	93,991	29,105,309

Income (loss) before other expenses	(96,949)	(93,991)	(28,782,296)

Other expenses (income)
Interest expense	11,699	11,699	1,004,077
Interest income	-	-	(45,443)
Income from stock options	-	-	(10,855)
Loss on disposal of equipment	-	-	4,549

	11,699	11,699	952,328

Net income (loss)	(108,648)	(105,690)	(29,734,624)

Other comprehensive loss
Loss (gain) on foreign exchange	-	-	106,137

Net income (loss) and comprehensive loss	$(108,648)	$(105,690)	$(29,840,761)

Basic and Diluted net loss and comprehensive loss per common share	$(0.00)	$(0.00)	$(0.30)

Weighted average shares of common stock outstanding	249,895,892	249,895,892	98,921,018

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended September 30		Cumulative from March 26, 1993 to September 30, 2007
	2007	2006

Cash flows from operating activities:

Net income (loss)	$(108,648)	$(105,690)	$(29,840,761)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	389,304
(Gain) loss on disposal and abandonment of assets	-	-	2,005,498
Stock issued in exchange for interest	-	-	169,142
Stock issued in exchange for services and expenses	-	-	10,574,972
Stock options issued in exchange for services	-	-	3,083,390
Unrealized (loss) gain on foreign exchange	(262,706)	2,450	(1,071,672)
Other non-cash items	83,750	50,000	1,336,938

Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	-	-	-
Inventory	-	-	(73,323)
Sales tax receivable	-	-	(36)
Research and experimental development tax credits receivable	-	-	-
Other assets	-	-	(10,120)
(Decrease) increase in :
Accounts payables and accrued liabilities	256,354	21,990	2,754,100
Accrued salaries	31,250	31,250	729,402
Due to stockholders	-	-	5,000

Net cash used in operating activities	-	-	(9,948,166)

Cash flow from investing activities:
Increase in notes receivable	-	-	(259,358)
Reduction in notes receivable	-	-	237,652
Investment	-	-	(89,500)
Equipment	-	-	(321,567)
Equipment assembly costs	-	-	(1,999,801)
Organization cost	-	-	6,700
Reduction in security deposit	-	-	(1,542)

Net cash used in investing activities	-	-	(2,427,416)

Cash flow from financing activities:
Loans from related parties			4,354,835
Deferred financing costs	-	-	180,557
Proceeds from deposits	-	-	143,500
Payments on notes payable	-	-	(409,939)
Proceeds from convertible notes	-	-	754,999
Proceeds from notes payable	-	-	419,939
Payments on lease obligations	-	-	(86,380)
Proceeds from issuance of convertible subordinated debentures	-	-	1,035,000
Proceeds from loan payable	-	-	591,619
Payments on loan payable	-	-	(488,439)
Proceeds from issuance of stock options	-	-	20,000
Proceeds from grants	-	-	3,628,277
Proceeds from issuance of common stock	-	-	85,582
Proceeds from additional paid-in capital	-	-	2,145,775

Net cash provided by financing activities	-	-	12,375,325

Net (decrease) increase in cash and cash equivalents	-	-	(257)

Cash and cash equivalents - beginning of period	-	-	257

Cash and cash equivalents - end of period	$-	$-	$-

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended September 30		Cumulative from March 26, 1993 to September 30, 2007
	2007	2006

Supplemental Disclosure of Non-Cash Activities:

During the year ended June 30, 2007, the Company did not issue common stock in recognition of the payment of debt. During the three months ended September 30, 2007, the Company did not issue common stock in recognition of the payment of debt.

During the year ended June 30, 2007, the Company did not issue common stock in exchange for services performed and expenses. During the three months ended September 30, 2007, the Company did not issue common stock in exchange for services performed and expenses.

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-	$232,748

Income taxes paid	$-	$-	$-

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

DEVELOPMENTAL STAGE

At September 30, 2007, the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

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
SEPTEMBER 30, 2007

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
SEPTEMBER 30, 2007

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

The fair values of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At September 30, 2007 and June 30, 2007, respectively, the carrying value of all financial instruments was not materially different from fair value.

INCOME TAXES

The Company has net operating loss carryovers of approximately $30.9 million as of September 30, 2007, expiring through 2028. However, based upon present Internal Revenue Service regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock and there has been a change in control as defined by the Internal Revenue Service regulations, a substantial portion of this loss carryover may not be available to the Company.

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

The Company does not currently have research and experimental development tax credits receivable from the Canadian Federal government and the Quebec Provincial government as at September 30, 2007.

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

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Note 2

GOING CONCERN

As reported in the accompanying financial statements, the Company incurred a net loss of $480,849 for the year ended June 30, 2007 and a net loss of $108,648 for the three months ended September 30, 2007.

In March 1993, the Company had begun its developmental stage with a new business plan. As of March 2000, the Company had developed a production quality prototype of its patented system for the disintegration of scrap tires, but nonetheless continued its research and development efforts to improve the machine's performance and to permit greater flexibility in design for specific customer applications. Due to the Company’s lack of working capital during the year ended June 30, 2002, all rubber crumb production was suspended and research and development efforts have been hampered. Pending receipt of funding from operations, government assistance, loans or equity financing, crumb rubber production and previous research and development efforts will not be resumed. While the Company has engaged the process of marketing the TCS System to numerous potential clients since the beginning of the fiscal year commencing July 1, 2000, as of September 30, 2007, the Company had not yet consummated an unconditional purchase order for a TCS System.

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

Note 3

PROPERTY AND EQUIPMENT

As at September 30, 2007, plant and equipment consisted of the following:

Furniture, fixtures and equipment	$149,516
Manufacturing equipment	62,400
Subtotal	211,916

Less: Accumulated depreciation and amortization	186,916

Total	$25,000

Depreciation and amortization expense charged to operations for the three months ended September 30, 2007 was zero. Depreciation and amortization expense charged to operations for the year ended June 30, 2007 was $25,000.

Note 4

GOVERNMENT LOANS

Canada Economic Development

Loans payable under the Program for the Development of Quebec SMEs based on 50% of approved eligible costs for the preparation of market development studies in certain regions. At September 30, 2007, the balance of these loans was $112,141 (June 30, 2007 - $104,710). The loans are unsecured and bear interest at 8%.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Note 5

 CAPITAL LEASE OBLIGATIONS

The Company leased certain manufacturing equipment under agreements classified as capital leases. The cost and the accumulated amortization for such equipment as of September 30, 2007 and June 30, 2007 was $62,400 and $62,400, respectively. The equipment under capital leases has been included in property and equipment on the balance sheet. The Company is in arrears on payment of these leases but default has not been declared. The lease expired on June 30, 2004. The leased equipment is not part of the Company’s TCS System prototype.

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

Note 7

CONVERTIBLE NOTES

The Convertible Notes appearing on the balance sheet consisted of an investment arrangement with a group of institutional investors involving a multi-stage financing under which the Company had access to, at its option, up to $5,000,000. A first tranche of $750,000 was completed but no further draw downs were made. The terms of the convertible note were:

Balance at September 30, 2007	$399,389

Interest rate	8%, payable quarterly, commencing
June 30, 2001

Issue date	February 26, 2001

Maturity date	February 26, 2003

Redemption rights	If not converted, the holder may require the
Company to redeem at any time after maturity
for the principal amount pus interest.

Conversion ratio	Lower of (i) – 80% of the average of the three
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
SEPTEMBER 30, 2007

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

Note 8 CONVERTIBLE NOTES

A convertible note, under a private arrangement, consists of the following:

Balance at September 30, 2007	$ 185,556

Interest rate	8%

Issue date	July 19th, 2000

Maturity date	January 19th, 2002

Redemption rights	If not converted, the holder may require the
Company to redeem at any time after maturity
for the principal amount plus interest.

Conversion ratio	Not convertible prior to July 19th, 2001, at 20%
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

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Over the twelve months ended June 30, 2006, the expenses of our company have been funded by a series of loans made by a significant number of individuals investing modest amounts each totaling approximately US$60,700 through Tirex President, John L. Threshie Jr. During the six months ended March 31, 2007 a further amount of US$36,000 was secured by Mr. Threshie under substantially the same terms. Insofar as the funds were lent to Mr. Threshie rather than to Tirex directly, with Mr. Threshie then paying personally the expenses of Tirex, which expenses have been duly recorded in our accounts offset by a liability to Mr. Threshie, the liability on our books is still listed as being toward Mr. Threshie. Thus no direct liability toward these investors is on our books. Insofar as Tirex does not have shares to issue at this time, these investors, fully cognizant of our situation and so documented in writing, have accepted that their investment is being made via Mr. Threshie and represents a convertible debt, the conversion of which can occur once Tirex will have shares available for issuance. This debt is convertible at fixed prices rather than as a discount to market. To June 30, 2006, approximately 13,140,000 shares were involved, and a further 8,200,000 shares would be required as a result of the borrowings during the year ended June 30, 2007, these numbers being before any adjustments to our share authorization structure which would cause a proportionate adjustment to the number of shares actually issuable.

In addition to the above liability for shares, Tirex is liable for the replacement of 11,986,315 shares which were delivered as collateral by Tirex Directors, Threshie, Muro and Sanzaro (recently deceased) for the $750,000 of convertible debt contracted for in 2001, which shares were sold by the debt holders.

Note 9

RELATED PARTY TRANSACTIONS

Convertible loans include amounts primarily due to Directors, Officers and employees. Historically, such amounts due have been repaid through the issuance of stock. At June 30, 2007 and June 30, 2006, the balances owing to Directors and Officers was $2,365,679 and $2,284,429, respectively. These amounts are without interest or terms of repayment.

Long-term deposits and notes included an amount of $118,500 at September 30, 2007, which is payable to Ocean Tire Recycling & Processing Co., Inc., a company previously owned by a former Director of the Company, Louis A. Sanzaro, recently deceased. We expect that the Executor of the estate of Mr. Sanzaro will contact us with respect to the disposition of our liabilities toward the estate of Mr. Sanzaro.

Note 10

COMMON STOCK

During the year ended June 30, 2007 and the three months ended September 30, 2007, the Company did not issue any common stock in exchange for services performed.

During the year ended June 30, 2004, an Officer of the Company exercised stock options pursuant to a services agreement. The exercise of these stock options entitled the Officer to 1,500,000 common shares of the Company on a cash-less basis. The Company does not have sufficient authorized and unissued shares available at September 30, 2007 for issuance of this stock and as such, the amount attributable to these shares has been recorded as part of the balances owing to Directors and Officers included in Convertible loans.

On January 31, 2001, the Company's stockholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock, par value $0.001, from 165,000,000 shares to 250,000,000 shares.

As at September 30, 2007, the Company had 249,895,892 Common shares issued and outstanding, versus its authorization of 250,000,000 shares.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

Note 12

GOVERNMENT ASSISTANCE

The Company is eligible for and has made claims for tax credits related to scientific research and experimental development expenditures made in Canada in previous years. These amounts, under Canadian Federal and Provincial tax law in conjunction with its annual tax return filings, need not be offset against taxes otherwise payable to become refundable to the Company at the end of its fiscal year. As such, during the year ended June 30, 2003, the Company received approximately $246,970, which was recorded as an increase in stockholders’ equity paid-in capital. During the years ended June 30, 2004 and June 30, 2005 and the three month period ended September 30, 2005, the Company did not make any additional claims for tax credits as it was not eligible to do so and, as such, the Company did not record any additional tax credits receivable. The previous receivable balance in respect of tax credits from these governments went from $246,970 as of June 30, 2002 to zero as of June 30, 2003 and remained as such as of June 30, 2004, June 30, 2005, June 30, 2006, June 30, 2007 and September 30, 2007.

Note 13

COMMITMENTS

Rental expense for the three months ended September 30, 2007 amounted to zero. Rental expense for the year ended June 30, 2007 amounted to zero.

At September 30, 2007, the Company was in arrears of rent, including interest and related charges, in the approximate amount of $560,000. A settlement agreement with the former landlord is in place under the terms of which the Company would pay to the former landlord the sum of $140,000 from the proceeds to the Company of revenues from each of the first four sales of TCS Systems.

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
SEPTEMBER 30, 2007

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the three and six month periods ended September 30, 2007. This discussion also includes events which occurred subsequent to the end of the last quarter and contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)","believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

In March 2000, we announced that our tire recycling technology prototype was ready for replication and commercialization. Our technology has been upgraded and refined since that year 2000 date. The intellectual property owned by Tirex comprises the patented fracturing mill (both US and Canadian patents) which permits the effective separation of the materials components of the tires, and this at a significant cost saving. The intellectual property of our process is recognized in the Manufacturing License Agreement we have with Simpro www.simpro.it. Our patent renewals for both the USA and Canada have both been completed.

Since the March 2000 announcement respecting the commercial availability of its TCS-1 model, Tirex worked to complete the design of the TCS-2, the version of the technology which processes two million tires per year, and has worked with its manufacturing partner, Simpro S.p.A. of Turin, Italy, to refine the technology and to create the possibility of auxiliary crumb rubber processing to permit the production of much finer mesh crumb rubber than the initial technology delivers. These refinements, at no significant additional cost to customers, allow for access to higher-value crumb rubber markets which some customers desire. The TCS-2 is now the primary model being offered to customers for reasons of capital and operating cost efficiencies per unit volume of output of finished product although inquiries for TCS-3 and TCS-4 models have been entertained.

Concurrent with the continued technological refinement of our technology, our primary objective has been to conclude a first purchase and sales agreement of a TCS System. In this regard, Tirex has responded to requests for information and has engaged in negotiations with potential customers throughout the world. Simultaneously, our manufacturing partner, Simpro, which also has a non-exclusive marketing agreement, has been actively negotiating with numerous potential customers, most recently with customers based in the Middle East, the Far East, Russia and with British interests who would install one or more systems in the Middle East. With respect to this latter contact, the process has been slower than what Management would have preferred, but Management recognizes that the TCS element of this industrial development initiative represents but a fraction of the total and thus the timing of the conclusion of the agreement is constrained by other negotiations where which we have no interest. Insofar as none of the above opportunities have reached the point of being actual agreements, we cannot offer any guarantees that any of the above will actually result in formal contracts.

Over the last twelve months we have developed a relationship with New York based individuals who have expressed their belief in our technology and have represented to us that they would be able to put together US-based TCS projects. These individuals have devoted substantial time to the understanding of our technology and to the structure and key successful factors of the tire recycling industry. While Tirex has no reason to doubt the abilities of these individuals, neither can we assure that they will, in fact, be successful with their efforts to sell TCS systems.

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

Despite this important quantity of substantiation of the effectiveness of the TCS technology and the substantial offers of assistance in the development of the business plans for these customers, the conclusion of the first purchase and sales agreement has proven elusive. Our manufacturing partner, Simpro, has succeeded in putting into place a limited performance guarantee with respect to the installations which it would accomplish, and this performance guarantee, backed by a major international insurance company, is offered to potential customers. Even with performance guarantees, conclusion of an agreement has been difficult. At issue is that Tirex is not in a position to simply sell new technology systems into an established industry. Also with Simpro selling its systems in Euros, and considering the appreciation of the Euro versus US Dollar, North American sales have proven very difficult. Most potential customers are confronted with the reality of becoming involved in a recycling industry which has complexities not found in other industrial sectors. To screen inquiries from potential customers and to assist them in their own decision-making process as to whether or not they want to really participate in this industrial sector, Tirex routinely sends out a questionnaire to such persons pertaining to the key success factors of their proposed initiative to ascertain their readiness and capability to become involved in such activities.

While negotiations on several fronts have progressed to an advanced stage, as of September 30, 2007, no unconditional contracts had been concluded.

Management attributes the difficulty in concluding a sale primarily to the lack of a long-term track record of the system and to the lack of a demonstration unit to establish the visual confirmation for customers that the technology actually works as represented. While the video of the prototype creates interest, it would appear that, by itself, it cannot replace the visual impact of a functioning fracturing mill. The approximate installed cost of a TCS-2 is 5,500,000 Euros (currently approximately US$7.57 million using the exchange rate of November 9, 2007…1 Euro = US$1.3771 which is a lot of money for most entrepreneurs or their financial backers for unproven long-term technology.  The project cost is not limited to the acquisition cost of the TCS.   Depending somewhat on the location, we consider that the entrepreneur is facing a total investment cost of approximately US$9 million to US$10 million, taking into account pre-production and early production losses, local infrastructure costs, freight an in-transit insurance, local labor, permits  and a reasonable allocation for working capital to support early operations.  There could also be import duties on equipment imported from Europe.

During the second quarter of Fiscal 2007, the Tirex head office and more specifically Mr. Threshie, relocated to Connecticut. Tirex engaged several new commissioned representatives from New York and Connecticut, each with extensive marketing and business development backgrounds. The most active opportunities on which Tirex and Simpro have worked during the first nine months of Fiscal 2007, and on which efforts continue, include projects for the Middle East, the United Kingdom, Malaysia, Russia, Italy and New York State. It has been represented to either Tirex or Simpro that these projects have done their due diligence and either all or a major part of their funding requirement is feasible. Management, however, is not in a position to assert that TCS System sales contracts will be concluded.

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

The Agreement with Simpro means that the gross revenues from sales will be recorded on Simpro's books, not in the books of Tirex, unless Simpro refuses the contract at which time the gross revenues would be recorded by Tirex. The amount remitted back to Tirex will take the form of a royalty and will be accounted for as such. Regardless of the contract structure and the accounting effects which result, generally accepted accounting principles in effect in the USA have the effect that the revenues to Tirex resulting from such transactions will not be recognizable until the systems will have been accepted by the customers. Given the time line required to manufacture, install and have accepted these systems, it is impossible that any revenues would become recognizable, from the point of view of US Generally Accepted Accounting Principles, during our fiscal year which will end June 30, 2007. While the Company will benefit from the periodic cash inflows resulting from progress payments during the next approximately ten months, the royalty will, in fact, not have been earned until the systems are accepted by the customers.

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

Since 2005, the expenses of our company have been funded by a series of loans made by a significant number of individuals investing modest amounts totaling approximately US$125,000 to September 21, 2008. Of this total, $10,700 representing 3,840,000 were related to first quarter Fiscal 2008 transactions. Each investment was made through Tirex President, John L. Threshie Jr. Insofar as Tirex does not have shares to issue at this time, these investors, fully cognizant of our situation and so documented in writing, have accepted that their investment is being made via Mr. Threshie and represents a convertible debt, the conversion of which can occur once Tirex will have shares available for issuance. To September 30, 2007, approximately 30 million shares are involved, this number being before any adjustments to our share authorization structure which would cause a proportionate adjustment to the number of shares actually issuable. We will require a modification to our share authorization. This convertible debt is priced at fixed prices rather than as a discount to market. Insofar as the funds were lent to Mr. Threshie rather than to Tirex directly, with Mr. Threshie then paying personally the expenses of Tirex, which expenses have been duly recorded in our accounts offset by a liability to Mr. Threshie, the liability on our books is still listed as being toward Mr. Threshie. Thus no direct liability toward these investors is on our books. However, once shares will become available for issuance, the amounts due to Mr. Threshie will be transferred by him to these investors and the shares issued accordingly. Some shares could be issued to Mr. Threshie to cover his position, but such shares would be accounted for as a reduction of the salary currently payable to Mr. Threshie. In the event of a share capital restructuring, a proportionate adjustment to the number of otherwise shares would be effected..

In addition to the above liability for shares, Tirex is liable for the replacement of 11,986,315 shares which were delivered as collateral by Tirex Directors, Threshie, Muro and Sanzaro (deceased approximately eighteen months ago, and thus the shares due to his estate) for the $750,000 of convertible debt contracted for in 2001, which shares were sold by the debt holders.

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

Liquidity and Capital Resources

As of September 30, 2007, the Company had total assets of $208,297 as compared to $233,297 at September 30, 2006 reflecting a decrease of $25,000, and no change versus total assets at June 30, 2007. Except for a $25,000 decrease in Property and Equipment, there were no changes in the value of individual assets, representing Notes Receivable, Inventory and an Investment, from September 30, 2006 to September 30, 2007, and no changes in the value of individual assets from June 30, 2007 to September 30, 2007.

As of September 30, 2007, the Company had total liabilities of $6,243,916 as compared to $5,519,953 at September 30, 2006, reflecting an increase of $723,963, and reflecting an increase of $255,203 versus total liabilities as at June 30, 2007, which total amounted to $5,988,713. The increase in total liabilities from September 30, 2006 to September 30, 2007 is primarily attributable to an increase of $328,913 in Accounts Payable and Accrued Liabilities and by an increase of $361,000 in Convertible Loans. The increase in total liabilities from June 30, 2007 to September 30, 2007 is primarily attributable to an increase of $164,022 in Accounts Payable and Accrued Liabilities and to an increase of $83,750 in Convertible Loans.

Reflecting the foregoing, the financial statements indicate that as at September 30, 2007, the Company had a working capital deficit (current assets minus current liabilities) of $3,062,289 compared to a working capital deficit of $2,699,326 as at September 30, 2006, reflecting an increase of $362,963. The working capital deficit of $3,062,289 as at September 30, 2007 compares to a working capital deficit of $2,890,836 as at June 30, 2007, reflecting an increase of $171,453.

The financial statements which are included in this report reflect total operations and other expenses of $108,648 for the three month period ended September 30, 2007 versus $105,690 for the comparative three month period ended September 30, 2006, reflecting an increase of $2,958. The Company has ceased Research and Development activities thereby resulting in a significant decrease in personnel expenses and other Research and Development expenses compared with prior periods.

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

From inception (July 15, 1987) through September 30, 2007, the Company has incurred a cumulative net loss of $30,898,117. Approximately $1,057,356 of such cumulative net loss was incurred prior to the inception of the Company’s present business plan, in connection with the Company’s discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced the proposed health care operations and therefore, generated no revenues therefrom.

Item 3 - Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer, who is the Company's principal executive officer, and its Chief Financial Officer, who is the Company's principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2007. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to The Tirex Corporation, including its consolidated subsidiaries, required to be included in this report and the other reports that the Company files or submits under the Securities Exchange Act of 1934. During the first quarter of fiscal 2007-08, there have been no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1: – Legal Proceedings

We are presently a party in the following legal proceedings, the status of which has not changed since the Company filed its Annual Report on Form 10-KSB for Fiscal 2007.

IM(2) Merchandising and Manufacturing, Inc and David B. Sinclair v. The Tirex Corporation, Tirex Corporation Canada, Inc., et al.

Lefebvre Frères Limited v. The Tirex Corporation

Tri-Steel Industries Inc. v. The Tirex Corporation

No director, officer, or affiliate of the Company, or any associate of any of them, is a party to or has a material interest in any proceeding adverse to us.

Item 2: – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3: – Defaults Upon Senior Securities

Other than defaults previously reported on in prior periods, there were no other defaults upon senior securities.

Item 4: – Submission of Matters to a Vote of Security Holders

During the three-month period ended September 30, 2007, there were no submissions of matters to a vote of Security Holders.

Item 5: – Other Information

There have been no material changes in the way in which shareholders may nominate directors.

Item 6: – Exhibits and Reports on Form 8-K

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

THE TIREX CORPORATION

Date: November 13, 2007	By	/s/ John L. Threshie,jr.
John L. Threshie, Jr. President

Date: November 13, 2007	By	/s/ Michael Ash
Michael Ash, Treasurer and
Chief Accounting and Financial Officer