Form 10QSB
period 2007-12-31
Tirex CORP
filed 2008-02-13
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2007.

☐   Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____to ____

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding for each of the issuer’s classes of common equity, as of December 31, 2007 : 249,895,892 shares

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

The Tirex Corporation
(A Development Stage Company)

 The financial statements are unaudited. However, Management of registrant believes that all necessary adjustments, including normal recurring adjustments, have been reflected to present fairly the financial position of registrant at December 31, 2007 and the results of its operations and changes in its cash position for the three and six month periods ended December 31, 2007 and 2006 and for the period from inception (July 15, 1987). This quarterly statement has not been reviewed by an independent accountant.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED BALANCE SHEET
AS AT DECEMBER 31, 2007
December 31,
2007

ASSETS

Current Assets
Cash and cash equivalents	$-
Accounts receivable	-
Notes receivable	20,475
Inventory	73,322
Research and Experimental Development tax credits receivable	-
93,797

Property and equipment,
salvage value	25,000

Other assets
Investment, at cost	89,500
89,500

$208,297

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$3,076,624
Current portion of long-term debt	112,537
3,189,161

Other liabilities
Long-term deposits and notes	217,500
Government loans (net of current)	-
Capital lease obligations (net of current)	-
Convertible notes	399,389
Convertible notes	195,556
Convertible loans	2,359,135
3,171,580

6,360,741
Stockholders’ Equity (Deficit)
Common stock, $.001 par value, authorized
250,000,000 shares, issued and outstanding
249,895,892 shares (June 30, 2005 - 249,895,892 shares)	249,896
Additional paid-in capital	25,222,219
Deficit accumulated during the development stage	(30,661,310)
Unrealized gain (loss) on foreign exchange	(963,249)
(6,152,444)

$208,297

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Three months ended		Six months ended		Cumulative from
	December 31		December 31		March 26, 1993 to
	2007	2006	2007	2006	December 31, 2007

Revenues	$-	$-	$-	$-	$1,354,088

Cost of Sales	-	-	-	-	1,031,075

Gross profit	-	-	-	-	323,013

Operations
General and administrative	97,378	127,215	194,328	221,207	13,415,177
Depreciation and amortization	-	-	-	-	390,545
Research and development	-	-	-	-	15,396,966

Total Expense	97,378	127,215	194,328	221,207	29,202,688

Income (loss) before other expenses	(97,378)	(127,215)	(194,328)	(221,207)	(28,879,675)

Other expenses (income)
Interest expense	11,699	11,699	23,397	23,397	1,015,775
Interest income	-	-	-	-	(45,443)
Income from stock options	-	-	-	-	(10,855)
Loss on disposal of equipment	-	-	-	-	4,549

	11,699	11,699	23,397	23,397	964,026

Net income (loss)	(109,077)	(138,914)	(217,725)	(244,604)	(29,843,701)

Other comprehensive loss
Loss (gain) on foreign exchange	-	-	-	-	106,137

Net income (loss) and comprehensive loss	$(109,077)	$(138,914)	$(217,725)	$(244,604)	$(29,949,838)

Basic and Diluted net loss and comprehensive
loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.30)

Weighted average shares of common
stock outstanding	249,895,892	249,895,892	249,895,892	249,895,892	100,755,610

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS
	Three months ended		Six months ended		Cumulative from
	December 31		December 31		March 26, 1993 to
	2007	2006	2007	2006	December 31, 2007

Cash flows from operating activities:

Net income (loss)	$(109,077)	$(138,914)	$(217,725)	$(244,604)	$(29,949,838)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	-	-	-	389,304
(Gain) loss on disposal and abandonment of assets	-	-	-	-	2,005,498
Stock issued in exchange for interest	-	-	-	-	169,142
Stock issued in exchange for services and expenses	-	-	-	-	10,574,972
Stock options issued in exchange for services	-	-	-	-	3,083,390
Unrealized (loss) gain on foreign exchange	(7,748)	75,488	(154,030)	77,938	(962,996)
Other non-cash items	83,750	83,500	167,500	133,500	1,420,688

Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	-	-	-	-	-
Inventory	-	-	-	-	(73,323)
Sales tax receivable	-	-	-	-	(36)
Research and experimental development tax credits receivable	-	-	-	-	-
Other assets	-	-	-	-	(10,120)
(Decrease) increase in :
Accounts payables and accrued liabilities	1,825	(51,324)	141,755	(29,334)	2,639,501
Accrued salaries	31,250	31,250	62,500	62,500	760,652
Due to stockholders	-	-	-	-	5,000

Net cash used in operating activities	-	-	-	-	(9,948,166)

Cash flow from investing activities:
Increase in notes receivable	-	-	-	-	(259,358)
Investment	-	-	-	-	(89,500)
Equipment	-	-	-	-	(321,567)
Equipment assembly costs	-	-	-	-	(1,999,801)
Organization cost	-	-	-	-	6,700
Reduction in security deposit	-	-	-	-	(1,542)

Net cash used in investing activities	-	-	-	-	(2,427,416)

Cash flow from financing activities:
Loans from related parties					4,354,835
Deferred financing costs	-	-	-	-	180,557
Proceeds from deposits	-	-	-	-	143,500
Payments on notes payable	-	-	-	-	(409,939)
Proceeds from convertible notes	-	-	-	-	754,999
Proceeds from notes payable	-	-	-	-	419,939
Payments on lease obligations	-	-	-	-	(86,380)
Proceeds from issuance of convertible subordinated debentures	-	-	-	-	1,035,000
Proceeds from loan payable	-	-	-	-	591,619
Payments on loan payable	-	-	-	-	(488,439)
Proceeds from issuance of stock options	-	-	-	-	20,000
Proceeds from grants	-	-	-	-	3,628,277
Proceeds from issuance of common stock	-	-	-	-	85,582
Proceeds from additional paid-in capital	-	-	-	-	2,145,775

Net cash provided by financing activities	-	-	-	-	12,375,325

Net (decrease) increase in cash and cash equivalents	-	-	-	-	(257)

Cash and cash equivalents - beginning of period	-	-	-	-	257

Cash and cash equivalents - end of period	$-	$-	$-	$-	$-

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS
	Three months ended		Six months ended		Cumulative from
	December 31		December 31		March 26, 1993 to
	2007	2006	2007	2006	December 31, 2007

Supplemental Disclosure of Non-Cash Activities:

During the year ended June 30, 2007, the Company did not issue common stock in recognition of the payment of debt. During the six months ended December 31, 2007, the Company did not issue common stock in recognition of the payment of debt.

During the year ended June 30, 2007, the Company did not issue common stock in exchange for services performed and expenses. During the six months ended
December 31, 2007, the Company did not issue common stock in exchange for services performed and expenses.

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-	$-	$-	$232,748

Income taxes paid	$-	$-	$-	$-	$-

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

DEVELOPMENTAL STAGE

At December 31, 2007, the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

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
DECEMBER 31, 2007

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
DECEMBER 31, 2007

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

The fair values of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s borrowing rate. At December 31, 2007 and June 30, 2007, respectively, the carrying value of all financial instruments was not materially different from fair value.

INCOME TAXES

The Company has net operating loss carryovers of approximately $30.9 million as of December 31, 2007, expiring through 2028. However, based upon present Internal Revenue Service regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock and there has been a change in control as defined by the Internal Revenue Service regulations, a substantial portion of this loss carryover may not be available to the Company.

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

The Company does not currently have research and experimental development tax credits receivable from the Canadian Federal government and the Quebec Provincial government as at December 31, 2007.

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

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 2     GOING CONCERN

As reported in the accompanying financial statements, the Company incurred a net loss of $480,849 for the year ended June 30, 2007 and a net loss of $217,725 for the six months ended December 31, 2007.

In March 1993, the Company had begun its developmental stage with a new business plan. As of March 2000, the Company had developed a production quality prototype of its patented system for the disintegration of scrap tires, but nonetheless continued its research and development efforts to improve the machine’s performance and to permit greater flexibility in design for specific customer applications. Due to the Company’s lack of working capital during the year ended June 30, 2002, all rubber crumb production was suspended and research and development efforts have been hampered. Pending receipt of funding from operations, government assistance, loans or equity financing, crumb rubber production and previous research and development efforts will not be resumed. While the Company has engaged the process of marketing the TCS System to numerous potential clients since the beginning of the fiscal year commencing July 1, 2000, as of December 31, 2007, the Company had not yet consummated an unconditional purchase order for a TCS System.

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

As at December 31, 2007, plant and equipment consisted of the following:

Furniture, fixtures and equipment	$149,516
Manufacturing equipment	62,400
Subtotal	211,916

Less: Accumulated depreciation and amortization	186,916

Total	$ 25,000

Depreciation and amortization expense charged to operations for the six months ended December 31, 2007 was zero. Depreciation and amortization expense charged to operations for the year ended June 30, 2007 was $25,000.

Note 4 GOVERNMENT LOANS

Canada Economic Development

Loans payable under the Program for the Development of Quebec SMEs based on 50% of approved eligible costs for the preparation of market development studies in certain regions. At December 31, 2007, the balance of these loans was $112,141 (June 30, 2007 - $104,710). The loans are unsecured and bear interest at 8%.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 5     CAPITAL LEASE OBLIGATIONS

The Company leased certain manufacturing equipment under agreements classified as capital leases. The cost and the accumulated amortization for such equipment as of December 31, 2007 and June 30, 2007 was $62,400 and $62,400, respectively. The equipment under capital leases has been included in property and equipment on the balance sheet. The Company is in arrears on payment of these leases but default has not been declared. The lease expired on June 30, 2004. The leased equipment is not part of the Company’s TCS System prototype.

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

Note 7     CONVERTIBLE NOTES

The Convertible Notes appearing on the balance sheet consisted of an investment arrangement with a group of institutional investors involving a multi-stage financing under which the Company had access to, at its option, up to $5,000,000. A first tranche of $750,000 was completed but no further draw downs were made. The terms of the convertible note were:

Balance at December 31, 2007	$399,389

Interest rate	8%, payable quarterly, commencing June 30, 2001

Issue date	February 26, 2001

Maturity date	February 26, 2003

Redemption rights	If not converted, the holder may require the Company to redeem at any time after maturity for the principal amount pus interest.

Conversion ratio	Lower of (i) – 80% of the average of the three lowest closing bid prices for the thirty trading days prior to the issue date, which equals $.073, or (ii) – 80% of the average of the three lowest closing bid prices for the sixty trading days prior to the conversion date.

Common stock warrants	The Convertible Notes carried an option to purchase Common stock warrants at the rate of one Warrant for each $1.25 of purchase price. The exercise price on the first tranche of $ 750,000 is $ .077 per share.

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

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 8     CONVERTIBLE NOTES

A convertible note, under a private arrangement, consists of the following:

Balance at December 31, 2007	$ 185,556

Interest rate	8%

Issue date	July 19th, 2000

Maturity date	January 19th, 2002

Redemption rights	If not converted, the holder may require the Company to redeem at any time after maturity for the principal amount plus interest.

Conversion ratio	Not convertible prior to July 19th, 2001, at 20% discount to market between July 19th, 2001 and January 19th, 2002 or at 25% to market if held to maturity, to a maximum of not more than 2,500,000 shares.

During Fiscal 2006, 2007 and the first half of Fiscal 2008, the Company president completed a series of small private placements with various investors having a total aggregate value as of December 31, 2007 of US$144,800. During the first and second quarters of Fiscal 2008, ten further private placements were undertaken for cash consideration of $30,100. Subsequent to the period covered by this report, a further $15,000 representing 3,000,000 shares was transacted. Insofar as the Company does not have enough common shares available for issuance, the investors agreed to accept that the investment would be in the form of non-interest-bearing convertible debt with no fixed terms of repayment and that their investment would be made via Tirex President, John Threshie. When an adequate number of common shares become available, these investors will be able to convert their loans at pre-determined prices. Any conversion would be proportionally adjusted in the event of stock splits or reverse splits.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Fiscal Period	Cash Invested	Maximum share conversion
Up to June 30, 2007	$114,700	26,040,000
First quarter 2008	10,700	3,840,000
Second quarter 2008	19,400	5,460,000
TOTAL	$144,800	35,340,000

In February 2008 (third quarter of Fiscal 2008), an additional $15,000 was invested representing 3 million shares.

As noted above, over the thirty months ended December 31, 2007, the expenses of our company have been funded by a series of loans made by a significant number of individuals investing modest amounts each totaling approximately US$144,800 through Tirex President, John L. Threshie Jr. Insofar as the funds were lent to Mr. Threshie rather than to Tirex directly, with Mr. Threshie then paying personally the expenses of Tirex, which expenses have been duly recorded in our accounts offset by a liability to Mr. Threshie, the liability on our books is still listed as being toward Mr. Threshie. Thus no direct liability toward these investors is on our books.

In addition to the above liability for shares, Tirex is liable for the replacement of 11,986,315 shares which were delivered as collateral by Tirex Directors, Threshie, Muro and Sanzaro (recently deceased) for the $750,000 of convertible debt contracted for in 2001, which shares were sold by the debt holders.

Note 9     RELATED PARTY TRANSACTIONS

Convertible loans include amounts primarily due to Directors, Officers and employees. Historically, such amounts due have been repaid through the issuance of stock. At December 31, 2007 and June 30, 2007, the balances owing to Directors and Officers was $2,446,929 and $2,284,429, respectively. These amounts are without interest or terms of repayment.

Long-term deposits and notes included an amount of $118,500 at December 31, 2007, which is payable to Ocean Tire Recycling & Processing Co., Inc., a company previously owned by a former Director of the Company, Louis A. Sanzaro, now deceased. We expect that the Executor of the estate of Mr. Sanzaro will contact us with respect to the disposition of our liabilities toward the estate of Mr. Sanzaro.

Note 10     COMMON STOCK

During the year ended June 30, 2007 and the six months ended December 31, 2007, the Company did not issue any common stock in exchange for services performed.

During the year ended June 30, 2004, an Officer of the Company exercised stock options pursuant to a services agreement. The exercise of these stock options entitled the Officer to 1,500,000 common shares of the Company on a cash-less basis. The Company does not have sufficient authorized and unissued shares available at December 31, 2007 for issuance of this stock and as such, the amount attributable to these shares has been recorded as part of the balances owing to Directors and Officers included in Convertible loans.

On January 31, 2001, the Company’s stockholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock, par value $0.001, from 165,000,000 shares to 250,000,000 shares.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

As at December 31, 2007, the Company had 249,895,892 Common shares issued and outstanding, versus its authorization of 250,000,000 shares.

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

Note 12     GOVERNMENT ASSISTANCE

The Company has been eligible for and has made claims for tax credits related to scientific research and experimental development expenditures made in Canada in previous years. These amounts, under Canadian Federal and Provincial tax law in conjunction with its annual tax return filings, need not be offset against taxes otherwise payable to become refundable to the Company at the end of its fiscal year. As such, during the year ended June 30, 2003, the Company received approximately $246,970, which was recorded as an increase in stockholders’ equity paid-in capital. Since the last tax credit claim for which the Company received cash during Fiscal 2003, the Company did not make any additional claims for tax credits as it was not eligible to do so. As such, the Company has not recorded any additional tax credits receivable and this account balance remains at zero as of December 31, 2007. .

Note 13     COMMITMENTS

Rental expense for the six months ended December 31, 2007 amounted to zero. Rental expense for the year ended June 30, 2007 amounted to zero.

At December 31, 2007, the Company was in arrears of rent, including interest and related charges, in the approximate amount of $560,000. A settlement agreement with the former landlord is in place under the terms of which the Company would pay to the former landlord the sum of $140,000 from the proceeds to the Company of revenues from each of the first four sales of TCS Systems.

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
DECEMBER 31, 2007

Note 15     ACCUMULATED OTHER COMPREHENSIVE INCOME

The deficit accumulated during the development stage included accumulated comprehensive other income totaling $103,396.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following is management’s discussion and analysis of significant factors which have affected the Company’s financial position and operations during the three and six month periods ended December 31, 2007. This discussion also includes events which occurred subsequent to the end of the last quarter and contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)","believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

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

As we continued with the technological refinement of our technology, we also initiated the first substantial marketing efforts in order to conclude a first purchase and sales agreement of a TCS System. In this regard, Tirex responded to requests for information and has engaged in negotiations with potential customers throughout the world. Since the conclusion of our development efforts respecting the TCS-2 system, Tirex accelerated its efforts to make our technology known and to attempt to secure that first unconditional sales agreement. Simultaneously, our manufacturing partner, Simpro, which also has a non-exclusive marketing agreement, has been actively negotiating with numerous potential customers, most recently with customers based in the Middle East, the Far East, Russia and with British interests who indicated their interest to install one or more systems in the Middle East. The process has been slower than what Management would have preferred, but Management recognizes that the TCS element of the British / Middle East initiative represents but a fraction of the total industrial development program being considered by this potential customer, and thus the timing of the conclusion of the agreement is constrained by other negotiations in which we have no interest. Insofar as none of the above opportunities have reached the point of being actual agreements, we cannot offer any guarantees that any of the above will actually result in formal contracts.

During Calendar 2007, Tirex developed a relationship with New York based individuals who have expressed their belief in our technology and have represented to us that they would be able to put together US-based TCS projects. Necessary marketing and business plans were completed to pursue the opportunities presented to us. These New York individuals have devoted substantial time to the understanding of our technology and to the structure and key successful factors of the tire recycling industry. We are awaiting further developments with respect to the New York initiative. While Tirex has no reason to doubt the abilities of these individuals, neither can we assure that they will, in fact, be successful with their efforts to sell TCS systems.

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

While negotiations on several fronts have progressed to an advanced stage, as of December 31, 2007, no unconditional contracts had been concluded.

Management attributes the difficulty in concluding a sale primarily to the lack of a long-term track record of the system and to the lack of a demonstration unit to establish the visual confirmation for customers that the technology actually works as represented. While the video of the prototype creates interest, it would appear that, by itself, it cannot replace the visual impact of a functioning fracturing mill. The approximate installed cost of a TCS-2 is 5,500,000 Euros (currently approximately US$8.16 million using the exchange rate of February 4, 2008 i.e. 1 Euro = US$1.4832, which is a lot of money for most entrepreneurs or their financial backers for unproven long-term technology. The project cost is not limited to the acquisition cost of the TCS. Depending somewhat on the location, we consider that the entrepreneur is facing a total investment cost of approximately US$9 million to US$10 million, taking into account pre-production and early production losses, local infrastructure costs, freight an in-transit insurance, local labor, permits and a reasonable allocation for working capital to support early operations. There could also be import duties on equipment imported from Europe.

During the second quarter of Fiscal 2007, Tirex engaged several new commissioned representatives from New York and Connecticut, each with extensive marketing and business development backgrounds. These commission-based representatives are still committed to our technology. Other than the possibilities for system installations outside of North America, where Simpro has been undertaking the primary development activities, the most active opportunities in North America on which Tirex has been working during the last two years, and on which efforts continue, include projects New York State, California very recently and a significant possibility for a Quebec-based project. The California opportunity presented itself very late in the second quarter of Fiscal 2008. The California-based investors have represented to us that they would be capable of putting together the necessary financial package for the acquisition and installation of one or more TCS systems in that state.

In all cases, it has been represented to either Tirex or Simpro that these projects have done their due diligence and either all or a major part of their funding requirement is feasible. Management, however, is not in a position to assert that TCS System sales contracts will be concluded.

As noted, these opportunities may not conclude in definitive agreements. Until there is a commercial system in operation, and regardless of Management’s optimism, there can be no assurance that these opportunities will actually result in unconditional sales contracts.

Tirex continues to be listed on the Internet Recycling Exchange and FundingPost.com. Combined with our web site, www.tirex.tcs.com, and Mr. Threshie’s network, it continues to generate interest on a global basis. What appears to be quite clear is the desire to acquire new technologies to replace existing technologies which are either being phased out by evolving government regulations or which are not economically viable in the absence of tire recycling subsidies. Furthermore, government subsidies and focus, as is the case in New York, are towards technologies that can produce higher value added recycled products.

The Agreement with Simpro means that the gross revenues from sales will be recorded on Simpro’s books, not in the books of Tirex, unless Simpro refuses the contract at which time the gross revenues would be recorded by Tirex. The amount remitted back to Tirex by Simpro would take the form of a royalty and would be accounted for as such. Regardless of the contract structure and the accounting effects which result, generally accepted accounting principles in effect in the USA have the effect that the revenues to Tirex resulting from such transactions will not be recognizable until the systems will have been accepted by the customers. Given the time line required to manufacture, install and have accepted these systems, it is impossible that any revenues would become recognizable, from the point of view of US Generally Accepted Accounting Principles, during our fiscal year which will end June 30, 2008. While the Company will benefit from the periodic cash inflows resulting from progress payments during the next approximately ten months, the royalty will, in fact, not have been earned until the systems are accepted by the customers.

As a result of this period preceding the commencement of commercial operations, we have had to cover our overhead costs from sources other than from commercial revenues. We expect that some portion of our future overhead costs, which may be significant, will continue to be covered from sources other than commercial revenues. Since March of 2003, our monthly our-of-pocket cash costs have been reduced to inconsequential amounts, and thus our requirement to find financial resources to fund operations is minimal. Our greatest expense, from an accounting standpoint, is for salaries. These salaries have not been paid for over six years, but rather set up as payables and represent by far the greatest proportion of our current liabilities. Our cash flow deficit condition will continue until such time as the Company will start generating revenues from the sale of TCS Systems. Until we can succeed in securing an unconditional sales contract for the sale of one or more systems employing our technology, the company will not be engaging any significant financial commitments and will not be engaging in any significant research and development activities nor increasing employment.

Since 2005, the expenses of our company have been funded by a series of loans made by a significant number of individuals investing modest amounts totaling approximately US$125,000 to September 21, 2007. Of this total, $10,700 representing 3,840,000 shares were related to first quarter Fiscal 2008 transactions and $19,400 representing 5,460,000 shares were related to second quarter activities. Subsequent to the period covered by this report, a further $15,000 representing 3,000,000 shares was transacted. Each investment was made through Tirex President, John L. Threshie Jr. Insofar as Tirex does not have shares to issue at this time, these investors, fully cognizant of our situation and so documented in writing, have accepted that their investment is being made via Mr. Threshie and represents a convertible debt, the conversion of which can occur once Tirex will have shares available for issuance. To December 31, 2007, approximately 35.34 million shares are involved, this number being before any adjustments to our share authorization structure which would cause a proportionate adjustment to the number of shares actually issuable. We will require a modification to our share authorization. This convertible debt is priced at fixed prices rather than as a discount to market. Insofar as the funds were lent to Mr. Threshie rather than to Tirex directly, with Mr. Threshie then paying personally the expenses of Tirex, which expenses have been duly recorded in our accounts offset by a liability to Mr. Threshie, the liability on our books is still listed as being toward Mr. Threshie. Thus no direct liability toward these investors is on our books. However, once shares will become available for issuance, the amounts due to Mr. Threshie will be transferred by him to these investors and the shares issued accordingly. Some shares could be issued to Mr. Threshie to cover his position, but such shares would be accounted for as a reduction of the salary currently payable to Mr. Threshie. In the event of a share capital restructuring, a proportionate adjustment to the number of otherwise shares would be effected.

In addition to the above liability for shares, Tirex is liable for the replacement of 11,986,315 shares which were delivered as collateral by Tirex Directors, Threshie, Muro and Sanzaro (deceased approximately twenty-one months ago, and thus the shares due to his estate) for the $750,000 of convertible debt contracted for in 2001, which shares were sold by the debt holders.

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

Since August 2005, the office rent of Tirex has been assumed by Mr. Threshie. Until mid August 2006, this amount was CA$1,500 per month. This amount was accrued as a liability to Mr. Threshie on our books. For a period of three weeks from mid-August to early September 2006, Mr. Threshie and the Tirex office was lodged personally by Tirex CFO, Michael Ash, who has provided these premises at a discounted rate of CA$1,000 for the three-week period in question. Effective the week following Labor Day 2006, the Tirex Head Office was relocated to Stratford, Connecticut where office and operational expenses are relatively nominal.

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

The previously unsigned Executive Agreements respecting Messrs. Threshie, Muro and Ash were signed. New Agreements covering the period from 2007 to 2010 have been negotiated and signed by the Corporation and the Executives. No significant changes from the previous agreements were agreed upon.

Because of the lengthy delay preceding the commencement of commercial operations, we have historically had to cover our overhead costs from sources other than from commercial revenues. We expect that some portion of our future overhead costs, which may be significant, will continue to be covered from sources other than commercial revenues. Since March of 2003, our monthly our-of-pocket cash costs have been reduced to relatively inconsequential amounts, and thus our requirement to find financial resources to fund operations has been minimal. Our greatest expense, from an accounting standpoint, is for salaries. These salaries have not actually been paid for periods ranging from four to six years, but rather set up as payables. Our cash flow deficit condition will continue until such time as the Company will start generating revenues from the sale of TCS Systems. Until we can succeed in securing an unconditional sales contract for the sale of one or more systems employing our technology, the company will not be engaging any significant financial commitments and will not be engaging in any significant research and development activities nor increasing employment.

Liquidity and Capital Resources

As of December 31, 2007, the Company had total assets of $208,297 as compared to $233,297 at December 31, 2006 reflecting a decrease of $25,000, and no change versus total assets at June 30, 2007. Except for a $25,000 valuation decrease in Property and Equipment recorded in the fourth quarter of Fiscal 2007, there were no other changes in the value of individual assets, representing Notes Receivable, Inventory and an Investment, from December 31, 2006 to December 31, 2007, and no changes in the value of individual assets from June 30, 2007 to December 31, 2007.

As of December 31, 2007, the Company had total liabilities of $6,360,741 as compared to $5,583,380 at December 31, 2006, reflecting an increase of $660,536, and reflecting an increase of $372,028 versus total liabilities as at June 30, 2007, which total amounted to $5,988,713. The increase in total liabilities from December 31, 2006 to December 31, 2007 is primarily attributable to an increase of $412,915 in Accounts Payable and Accrued Liabilities and by an increase of $330,000 in Convertible Loans. The increase in total liabilities from June 30, 2007 to December 31, 2007 is primarily attributable to an increase of $196,701 in Accounts Payable and Accrued Liabilities and to an increase of $167,500 in Convertible Loans.

Reflecting the foregoing, the financial statements indicate that as at December 31 30, 2007, the Company had a working capital deficit (current assets minus current liabilities) of $3,095,634 compared to a working capital deficit of $2,648,003 as at December 31, 2006, reflecting an increase of $447,631. The working capital deficit of $3,095,634 as at December 31, 2007 compares to a working capital deficit of $2,890,836 as at June 30, 2007, reflecting an increase of $204,798.

The financial statements which are included in this report reflect total operations and other expenses of $109,077 for the three month period ended December 31, 2007 versus $138,914 for the comparative three month period ended December 31, 2006, reflecting a decrease of $29,837.

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

From inception (July 15, 1987) through December 31, 2007, the Company has incurred a cumulative net loss of $30,661,310. Approximately $1,057,356 of such cumulative net loss was incurred prior to the inception of the Company’s present business plan, in connection with the Company’s discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced the proposed health care operations and therefore, generated no revenues therefrom.

Item 3 - Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and its Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to The Tirex Corporation, including its consolidated subsidiaries, required to be included in this report and the other reports that the Company files or submits under the Securities Exchange Act of 1934. During the second quarter of fiscal 2007-08, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

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

THE TIREX CORPORATION

Date: February 13, 2008	By /s/ John L. Threshie,jr.
John L. Threshie, Jr. President

Date: February 13, 2008	By /s/ Michael Ash
Michael Ash, Treasurer and
Chief Accounting and Financial Officer