Form 10QSB
period 2008-03-31
Tirex CORP
filed 2008-05-06
CIK 823072

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒         Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008.

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

Yes ☒                         No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding for each of the issuer’s classes of common equity, as of March 31, 2008: 249,895,892 shares

Transitional Small Business Disclosure Format (check one):

 Yes ☐                          No ☒

The Tirex Corporation
(A Development Stage Company)

The financial statements are unaudited. However, Management of registrant believes that all necessary adjustments, including normal recurring adjustments, have been reflected to present fairly the financial position of registrant at March 31, 2008 and the results of its operations and changes in its cash position for the three and nine month periods ended March 31, 2008 and 2007 and for the period from inception (July 15, 1987). This quarterly statement has not been reviewed by an independent accountant.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED BALANCE SHEET

AS AT MARCH 31, 2008
March 31,
2008

ASSETS

Current Assets
Cash and cash equivalents	$–
Accounts receivable	–
Notes receivable	20,475
Inventory	73,322
Research and Experimental Development tax credits receivable	–
93,797
Property and equipment,
salvage value	25,000

Other assets
Investment, at cost	89,500
89,500

$208,297

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$3,029,085
Current portion of long-term debt	108,678
3,137,763

Other liabilities
Long-term deposits and notes	217,500
Government loans (net of current)	–
Capital lease obligations (net of current)	–
Convertible notes	399,389
Convertible notes	195,556
Convertible loans	2,442,885
3,255,330

6,393,094
Stockholders’ Equity (Deficit)
Preferred Shares, $.001 par value, issuable in series
Authorized 100,000,000 shares, of which 1,000,000 Class A
Issued and outstanding, none of any class
Common stock, $.001 par value, authorized
1,000,000,000 shares, issued and outstanding
249,895,892 shares (June 30, 2005 - 249,895,892 shares)	249,896
Additional paid-in capital	25,222,219
Deficit accumulated during the development stage	(30,770,228)
Unrealized gain (loss) on foreign exchange	(886,684)
(6,184,797)

$208,297

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Three months ended		Nine months ended		Cumulative from
	March 31		March 31		March 26, 1993 to
	2008	2007	2008	2007	March 31, 2008

Revenues	$–	$–	$–	$–	$1,354,088

Cost of Sales	–	–	–	–	1,031,075

Gross profit	–	–	–	–	323,013

Operations
General and administrative	97,219	93,724	291,547	314,931	13,512,396
Depreciation and amortization	–	–	–	–	390,545
Research and development	–	–	–	–	15,396,966

Total Expense	97,219	93,724	291,547	314,931	29,299,907

Income (loss) before other expenses	(97,219)	(93,724)	(291,547)	(314,931)	(28,976,894)

Other expenses (income)
Interest expense	11,699	11,699	35,096	35,096	1,027,474
Interest income	–	–	–	–	(45,443)
Income from stock options	–	–	–	–	(10,855)
Loss on disposal of equipment	–	–	–	–	4,549

	11,699	11,699	35,096	35,096	975,725

Net income (loss)	(108,918)	(105,423)	(326,643)	(350,027)	(29,952,619)

Other comprehensive loss
Loss (gain) on foreign exchange	–	–	–	–	106,137

Net income (loss) and comprehensive loss	$(108,918)	$(105,423)	$(326,643)	$(350,027)	$(30,058,756)

Basic and Diluted net loss and comprehensive
loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.29)

Weighted average shares of common
stock outstanding	249,895,892	249,895,892	249,895,892	249,895,892	102,526,917

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS
	Three months ended		Nine months ended		Cumulative from
	March 31		March 31		March 26, 1993 to
	2008	2007	2008	2007	March 31, 2008

Cash flows from operating activities:

Net income (loss)	$(108,918)	$(105,423)	$(326,643)	$(350,027)	$(30,058,756)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	–	–	–	–	389,304
(Gain) loss on disposal and abandonment of assets	–	–	–	–	2,005,498
Stock issued in exchange for interest	–	–	–	–	169,142
Stock issued in exchange for services and expenses	–	–	–	–	10,574,972
Stock options issued in exchange for services	–	–	–	–	3,083,390
Unrealized (loss) gain on foreign exchange	76,293	(16,698)	(77,737)	61,239	(886,703)
Other non-cash items	83,750	81,250	251,250	277,250	1,504,438

Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	–	–	–	–	–
Inventory	–	–	–	–	(73,323)
Sales tax receivable	–	–	–	–	(36)
Research and experimental development tax credits receivable	–	–	–	–	–
Other assets	–	–	–	–	(10,120)
(Decrease) increase in :
Accounts payables and accrued liabilities	(82,375)	9,621	59,380	(82,212)	2,557,126
Accrued salaries	31,250	31,250	93,750	93,750	791,902
Due to stockholders	–	–	–	–	5,000

Net cash used in operating activities	–	–	–	–	(9,948,166)

Cash flow from investing activities:
Increase in notes receivable	–	–	–	–	(259,358)
Reduction in notes receivable	–	–	–	–	237,652
Investment	–	–	–	–	(89,500)
Equipment	–	–	–	–	(321,567)
Equipment assembly costs	–	–	–	–	(1,999,801)
Organization cost	–	–	–	–	6,700
Reduction in security deposit	–	–	–	–	(1,542)

Net cash used in investing activities	–	–	–	–	(2,427,416)

Cash flow from financing activities:
Loans from related parties					4,354,835
Deferred financing costs	–	–	–	–	180,557
Proceeds from deposits	–	–	–	–	143,500
Payments on notes payable	–	–	–	–	(409,939)
Proceeds from convertible notes	–	–	–	–	754,999
Proceeds from notes payable	–	–	–	–	419,939
Payments on lease obligations	–	–	–	–	(86,380)
Proceeds from issuance of convertible subordinated debentures	–	–	–	–	1,035,000
Proceeds from loan payable	–	–	–	–	591,619
Payments on loan payable	–	–	–	–	(488,439)
Proceeds from issuance of stock options	–	–	–	–	20,000
Proceeds from grants	–	–	–	–	3,628,277
Proceeds from issuance of common stock	–	–	–	–	85,582
Proceeds from additional paid-in capital	–	–	–	–	2,145,775

Net cash provided by financing activities	–	–	–	–	12,375,325

Net (decrease) increase in cash and cash equivalents	–	–	–	–	(257)

Cash and cash equivalents – beginning of period	–	–	–	–	257

Cash and cash equivalents – end of period	$–	$–	$–	$–	$–

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS
	Three months ended		Nine months ended		Cumulative from
	March 31		March 31		March 26, 1993 to
	2008	2007	2008	2007	March 31, 2008

Supplemental Disclosure of Non-Cash Activities:
During the year ended June 30, 2007, the Company did not issue common stock in recognition of the payment of debt. During the nine months ended March 31, 2008, the Company did not issue common stock in recognition of the payment of debt.

During the year ended June 30, 2007, the Company did not issue common stock in exchange for services performed and expenses. During the nine months ended March 31, 2008, the Company did not issue common stock in exchange for services performed and expenses.

Supplemental Disclosure of Cash Flow Information:

Interest paid	$–	$–	$–	$–	$232,748

Income taxes paid	$–	$–	$–	$–	$–

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

DEVELOPMENTAL STAGE

At March 31, 2008, the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

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
MARCH 31, 2008

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
MARCH 31, 2008

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

The fair values of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s borrowing rate. At March 31, 2008 and June 30, 2007, respectively, the carrying value of all financial instruments was not materially different from fair value.

INCOME TAXES

The Company has net operating loss carryovers of approximately $31.1 million as of March 31, 2008, expiring through 2028. However, based upon present Internal Revenue Service regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock and there has been a change in control as defined by the Internal Revenue Service regulations, a substantial portion of this loss carryover may not be available to the Company.

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

The Company does not currently have research and experimental development tax credits receivable from the Canadian Federal government and the Quebec Provincial government as at March 31, 2008.

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
MARCH 31, 2008

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

The fair values of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s borrowing rate. At March 31, 2008 and June 30, 2007, respectively, the carrying value of all financial instruments was not materially different from fair value.

INCOME TAXES

The Company has net operating loss carryovers of approximately $31.1 million as of March 31, 2008, expiring through 2028. However, based upon present Internal Revenue Service regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock and there has been a change in control as defined by the Internal Revenue Service regulations, a substantial portion of this loss carryover may not be available to the Company.

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

The Company does not currently have research and experimental development tax credits receivable from the Canadian Federal government and the Quebec Provincial government as at March 31, 2008.

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

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Note 2         GOING CONCERN

As reported in the accompanying financial statements, the Company incurred a net loss of $480,849 for the year ended June 30, 2007 and a net loss of $326,643 for the nine months ended March 31, 2008.

In March 1993, the Company had begun its developmental stage with a new business plan. As of March 2000, the Company had developed a production quality prototype of its patented system for the disintegration of scrap tires, but nonetheless continued its research and development efforts to improve the machine’s performance and to permit greater flexibility in design for specific customer applications. Due to the Company’s lack of working capital during the year ended June 30, 2002, all rubber crumb production was suspended and research and development efforts have been hampered. Pending receipt of funding from operations, government assistance, loans or equity financing, crumb rubber production and previous research and development efforts will not be resumed. While the Company has engaged the process of marketing the TCS System to numerous potential clients since the beginning of the fiscal year commencing July 1, 2000, as of March 31, 2008, the Company had not yet consummated an unconditional purchase order for a TCS System.

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

As at March 31, 2008, plant and equipment consisted of the following:

Furniture, fixtures and equipment	$149,516
Manufacturing equipment	62,400
Subtotal	211,916

Less: Accumulated depreciation and amortization	186,916

Total	$ 25,000

Depreciation and amortization expense charged to operations for the nine months ended March 31, 2008 was zero. Depreciation and amortization expense charged to operations for the year ended June 30, 2007 was $25,000.

Note 4         GOVERNMENT LOANS

Canada Economic Development

Loans payable under the Program for the Development of Quebec SMEs based on 50% of approved eligible costs for the preparation of market development studies in certain regions. At March 31, 2008, the balance of these loans was $112,141 (June 30, 2007 - $104,710). The loans are unsecured and bear interest at 8%.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Note 5         CAPITAL LEASE OBLIGATIONS

The Company leased certain manufacturing equipment under agreements classified as capital leases. The cost and the accumulated amortization for such equipment as of March 31, 2008 and June 30, 2007 was $62,400 and $62,400, respectively. The equipment under capital leases has been included in property and equipment on the balance sheet. The Company is in arrears on payment of these leases but default has not been declared. The lease expired on June 30, 2004. The leased equipment is not part of the Company’s TCS System prototype.

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

Note 7         CONVERTIBLE NOTES

The Convertible Notes appearing on the balance sheet consisted of an investment arrangement with a group of institutional investors involving a multi-stage financing under which the Company had access to, at its option, up to $5,000,000. A first tranche of $750,000 was completed but no further draw downs were made. The terms of the convertible note were:

Balance at March 31, 2008	$399,389

Interest rate	8%, payable quarterly, commencing June 30, 2001

Issue date	February 26, 2001

Maturity date	February 26, 2003

Redemption rights	If not converted, the holder may require the Company to redeem at any time after maturity for the principal amount pus interest.

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

Certain current and previous Directors and Officers of the Company pledged 11,986,315 of their personal shares of Common Stock of the Company as security for the Convertible Notes until such time as the Company would have declared effective by the Securities and Exchange Commission a Registration Statement on Form SB-2, to register common stock and warrants issuable upon the conversion of the notes, no later than 150 days after the issue date of the Convertible Notes. This deadline was not met and, as such, the investors served a notice of default to the Company on July 19, 2001. The Registration Statement was never declared effective by the Securities and Exchange Commission and was eventually withdrawn. Thus, the Convertible Notes cannot be converted to Common Stock nor may the Common Stock warrants be exercised. On April 24, 2002 the Company entered into a Settlement Agreement with the Note holders. The Company was forced to default on this Settlement Agreement. Accordingly, the terms of the Convertible Notes have become effective once again. Approximately two-thirds of the collateral shares provided to the investors were the property of former Tirex Director, Louis A, Sanzaro, now deceased. While we have not confirmed the disposition of the liabilities of our company toward the estate of Mr. Sanzaro, the company intends to act in accordance with the testament of Mr. Sanzaro. The Collateral Shares were sold by the Investors. These shares are in the process of being replaced by an issuance of a like number of new shares.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Note 8         CONVERTIBLE NOTES

A convertible note, under a private arrangement, consists of the following:

Balance at March 31, 2008	$ 185,556

Interest rate	8%

Issue date	July 19th, 2000

Maturity date	January 19th, 2002

Redemption rights	If not converted, the holder may require the Company to redeem at any time after maturity for the principal amount plus interest.

Conversion ratio

Not convertible prior to July 19th, 2001, at 20% discount to market between July 19th, 2001 and January 19th, 2002 or at 25% to market if held to maturity, to a maximum of not more than 2,500,000 shares.

Since Calendar 2005, the expenses of our company have been funded by a series of non-interest bearing convertible loans with no specific terms of repayment made by a significant number of individuals investing modest amounts for a grand total of approximately US$187,800, these loans being made through Tirex President, John L. Threshie Jr. These investors, fully cognizant of the Company’s situation and so documented in writing, accepted that their investments were being made via Mr. Threshie and represented a convertible debt, the conversion of which can occur once Tirex would have shares available for issuance. This debts are convertible at fixed prices rather than as a discount to market.

	Fiscal	Fiscal 2008	Fiscal 2008	Fiscal 2008	Fiscal 2008
	2005-2007	Q-1	Q-2	Q-3	Q-4
Dollars rec’d	$114,700	$10,700	$10,400	$22,000	$21,000
Shares	26,040,000	3,840,000	5,460,000	5,400,000	6,200,000

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

The total dollars received and shares issuable respecting the fourth quarter of Fiscal 2008 are for a period subsequent to the date of these financial statements. The above numbers for the fourth quarter are as of April 30, 2008.

The total dollars received and shares issuable, including fourth quarter receptions, is $187,800 and involving 46,940,000 shares issuable.

Until February 2008, the Company did not have an adequate share authorization to issue the shares underlying these loans. The company is currently preparing the required documentation, including legal opinions, to proceed with the issuance. Until such time of such issuance, the amount of the convertible debt is recorded as a liability to Mr. Threshie on the Company’s Balance Sheet.

Insofar as the funds were lent to Mr. Threshie rather than to Tirex directly, with Mr. Threshie then paying personally the expenses of Tirex, which expenses were duly recorded in the Company’s accounts offset by a liability to Mr. Threshie, the liability on our books has been listed as being toward Mr. Threshie. Thus no direct liability toward these investors was on the Company’s books.

In addition to the above liability for shares, Tirex is liable for the replacement of 11,986,315 shares which were delivered as collateral by Tirex Directors, Threshie, Muro and Sanzaro (deceased two years ago) for the $750,000 of convertible debt contracted for in 2001, which shares were sold by the debt holders.

Note 9         RELATED PARTY TRANSACTIONS

Convertible loans include amounts primarily due to Directors, Officers and employees. Historically, such amounts due have been repaid through the issuance of stock. At March 31, 2008 and June 30, 2007, the balances owing to Directors and Officers was $2,528,179 and $2,284,429, respectively. These amounts are without interest or terms of repayment. The Company is currently engaged in the process of converting a portion of these liabilities to common shares through a combination of debt assignment by a director and an officer plus the direct issuance of shares in partial payment of past due remuneration and unpaid company-related expenses.

Long-term deposits and notes included an amount of $118,500 at March 31, 2008, which is payable to Ocean Tire Recycling & Processing Co., Inc., a company previously owned by a former Director of the Company, Louis A. Sanzaro, deceased two years ago. We expect that the Executor of the estate of Mr. Sanzaro will contact us with respect to the disposition of our liabilities toward the estate of Mr. Sanzaro.

Note 10         COMMON STOCK

During the year ended June 30, 2007 and the nine months ended March 31, 2008, the Company did not issue any common stock in exchange for services performed.

During the year ended June 30, 2004, an Officer of the Company exercised stock options pursuant to a services agreement. The exercise of these stock options entitled the Officer to 1,500,000 common shares of the Company on a cash-less basis. The Company did not have sufficient authorized and unissued shares available for issuance of this stock prior to February 11, 2008 and as such, the amount attributable to these shares has been recorded as part of the balances owing to Directors and Officers included in Convertible loans. These shares will be issued during the fourth quarter of Fiscal 2008.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

On February 11, 2008, the Company’s directors, with the approval of the State of Delaware, approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock, par value $0.001, from 250,000,000 shares to 1,000,000,000 shares. On this same date, a new class of Preferred Shares, par value $0.001 and issuable in series with terms to be determined by the Board of Directors from time to time was created and a total 100,000,000 shares of said shares was authorized. Of this number of preferred shares, the Board of Directors approved the creation of a Class A series with an authorization of one million (1,000,000) shares. To date, no preferred shares have been issued.

As at March 31, 2008, the Company had 249,895,892 Common shares issued and outstanding, versus its authorization of 1,000,000,000 shares.

Note 11         GOVERNMENT ASSISTANCE

The Company is eligible for and has made claims for tax credits related to scientific research and experimental development expenditures made in Canada in previous years. These amounts, under Canadian Federal and Provincial tax law in conjunction with its annual tax return filings, need not be offset against taxes otherwise payable to become refundable to the Company at the end of its fiscal year. As such, during the year ended June 30, 2003, the Company received approximately $246,970, which was recorded as an increase in stockholders’ equity paid-in capital. During the years ended June 30, 2004 and June 30, 2005 and the three month period ended September 30, 2005, the Company did not make any additional claims for tax credits as it was not eligible to do so and, as such, the Company did not record any additional tax credits receivable. The previous receivable balance in respect of tax credits from these governments went from $246,970 as of June 30, 2002 to zero as of June 30, 2003 and remained as such as of June 30, 2004, June 30, 2005, June 30, 2006, June 30, 2007 and March 31, 2008.

Note 12         COMMITMENTS

Rental expense for the nine months ended March 31, 2008 amounted to zero. Rental expense for the year ended June 30, 2007 amounted to zero.

At March 31, 2008, the Company was in arrears of rent, including interest and related charges, in the approximate amount of $560,000. A settlement agreement with the former landlord is in place under the terms of which the Company would pay to the former landlord the sum of $140,000 from the proceeds to the Company of revenues from each of the first four sales of TCS Systems.

Note 13         LITIGATION

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
MARCH 31, 2008

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

Note 14         ACCUMULATED OTHER COMPREHENSIVE INCOME

The deficit accumulated during the development stage included accumulated comprehensive other income totaling $103,396.

Note 15         SUBSEQUENT EVENT

In February 2008 a director and an officer assigned convertible promissory notes issued to them in September 2006 as partial compensation for unpaid salaries to a third party under Paragraph 3(a) 10 of the Securities Act. The total value of these notes was $100,000. On April 16, 2008, the Company, being unable to pay these notes, reached a Settlement Agreement with the assignee. This Settlement Agreement was approved in a fairness hearing on April 25, 2008 by the 12th Judicial Circuit in and for Sarasota County, Florida, Civil Division. Under the terms of this agreement, the corporation will issue 100 million common shares to the assignee

ITEM 2 - MANAGEMENT’s DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following is management’s discussion and analysis of significant factors which have affected the Company’s financial position and operations during the three and six month periods ended March 31, 2008. This discussion also includes events which occurred subsequent to the end of the last quarter and contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)","believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

In March 2000, we announced that our tire recycling technology prototype was ready for replication and commercialization. Since the March 2000 announcement respecting the commercial availability of its TCS-1 model, Tirex completed the design of the TCS-2, the version of the technology which processes two million tires per year, and has worked with its manufacturing partner, Simpro S.p.A. of Turin, Italy, to refine the technology and to create the possibility of auxiliary crumb rubber processing to permit the production of much finer mesh crumb rubber than the initial technology delivers. These refinements, at no significant additional cost to customers, allow for access to higher-value crumb rubber markets which some customers desire. The TCS-2 is now the primary model being offered to customers for reasons of capital and operating cost efficiencies per unit volume of output of finished product although inquiries for TCS-3 and TCS-4 models have been entertained.

The intellectual property owned by Tirex comprises the patented fracturing mill (both US and Canadian patents) which permits the effective separation of the materials components of the tires, and this at a significant cost saving. The intellectual property of our process is recognized in the Manufacturing License Agreement we have with Simpro www.simpro.it on a worldwide basis. Under the Agreement, any improvements to the technology accrue to the benefit of Tirex. Our patent renewals for both the USA and Canada have both been completed.

As we continued with the technological refinement of our technology, we also initiated the first substantial marketing efforts in an effort to conclude a first purchase and sales agreement of a TCS System. In this regard, Tirex responded to requests for information and has engaged in negotiations with potential customers throughout the world. Since the conclusion of our development efforts respecting the TCS-2 system, Tirex accelerated its efforts to make our technology known and to attempt to secure that first unconditional sales agreement. Simultaneously, our manufacturing partner, Simpro, which also has a non-exclusive marketing agreement, has been actively negotiating with numerous potential customers. The process has been much slower than what Management would have preferred. Insofar as none of the above opportunities have reached the point of being actual agreements, we cannot offer any guarantees that any of the above will actually result in formal contracts.

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

During the third quarter of Fiscal 2008, a Quebec resident has been actively assembling a project package involving the installation of a TCS-2 in western Quebec. This project package would require North American manufacturing and installation of the system in question. It has been represented to us that this project will enter the negotiations stage during the fourth quarter of Fiscal 2008.

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

Despite this important quantity of substantiation as to the effectiveness of the TCS technology and the substantial offers of assistance in the development of the business plans for these customers, the conclusion of the first purchase and sales agreement has proven elusive. Our manufacturing partner, Simpro, has succeeded in putting into place a limited throughput performance guarantee with respect to the installations which it would accomplish. This performance guarantee is backed by a major international insurance company, is offered to potential customers. Even with performance guarantees, conclusion of an agreement has been very difficult. At issue is that Tirex is not in a position to simply sell new technology systems into an established industry. Also with Simpro selling its systems in Euros, and considering the appreciation of the Euro versus US Dollar, North American sales have proven very difficult. With the Euro now trading against the US Dollar at approximately $1.5633 per Euro, a TCS-2 costing €5.5 million translates to almost US$8.6 million, which price excludes in-transit freight and insurance, local installation labor, infrastructure costs and ancillary equipment to support the TCS operation. In this context, Tirex has to compete with traditional technologies, including ambient grinding, which, while more expensive to operate, have a capital cost of half that of a Simpro-produced unit. Management is evaluating possibilities of having TCS Systems for the North American market produced in North America in order to substantially reduce the currency impact of the Euro-priced unit.

Most potential customers are also confronted with the reality of becoming involved in a recycling industry which has complexities not found in other industrial sectors. To screen inquiries from potential customers and to assist them in their own decision-making process as to whether or not they want to really participate in this industrial sector, Tirex routinely sends out a questionnaire to such persons pertaining to the key success factors of their proposed initiative to ascertain their readiness and capability to become involved in such activities.

While negotiations on several fronts have progressed to an advanced stage, as of March 31, 2008, no unconditional contracts had been concluded.

Management attributes the difficulty in concluding a sale primarily to the lack of a long-term track record of the system and to the lack of a demonstration unit to establish the visual confirmation for customers that the technology actually works as represented. While the video of the prototype creates interest, it would appear that, by itself, it can’t replace the visual impact of a functioning fracturing mill. The approximate installed cost of a TCS-2 is 5,500,000 Euros (currently approximately US$8.6 million using the exchange rate of April 28, 2008 i.e. 1 Euro = US$1.5633, which is a lot of money for most entrepreneurs or their financial backers for unproven long-term technology. The project cost is not limited to the acquisition cost of the TCS. Depending somewhat on the location, we consider that the entrepreneur is facing a total investment cost of approximately US$10 million, taking into account pre-production and early production losses, local infrastructure costs, freight an in-transit insurance, local labor, permits and a reasonable allocation for working capital to support early operations. There could also be import duties on equipment imported from Europe.

During the second quarter of Fiscal 2007, Tirex engaged several new commissioned representatives from New York and Connecticut, each with extensive marketing and business development backgrounds. These commission-based representatives are still committed to our technology. Other than the possibilities for system installations outside of North America, where Simpro has been undertaking the primary development activities, the most active opportunities in North America on which Tirex has been working during the last two years, and on which efforts continue, include projects New York State, California very recently and a significant possibility for a Quebec-based project. All three of these projects are still very active, but are likely to require North American manufacturing of the TCS-2 for their projects.

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

Tirex continues to be listed on the Internet Recycling Exchange. Combined with our web site, www.tirex.tcs.com, and Mr. Threshie’s network, it continues to generate interest on a global basis. What appears to be quite clear is the desire to acquire new technologies to replace existing technologies which are either being phased out by evolving government regulations or which are not economically viable in the absence of tire recycling subsidies. Furthermore, government subsidies and focus, as is the case in New York, are towards technologies that can produce higher value added recycled products.

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

On February 11, 2008, the Company filed a report on Form 8-K, the substance of which was to inform shareholders of modifications in the Company’s capital structure, pursuant to approval by the State of Delaware. These modifications included the increasing of the common share authorization from 250 million shares to one billion shares and the creation of a new class of Preferred Shares, having an authorization of 100 million shares, issuable in series. The terms of each series of Preferred Shares which might be issued will be determined by the Board of Directors on a case-by-case basis. On February 12, 2008, by Unanimous Consent, the Board designated a Series A preferred stock having an authorization of one million (1,000,000) shares available for issuance. As of May 5, 2008, no preferred shares had been issued.

During the third quarter of Fiscal 2008, the corporation entered into negotiations with respect to obtaining financing under Paragraph 3(a)10 of the Securities Act. A deal was agreed to, under which certain debts due to a director and an officer were assigned. These debts took the form of convertible promissory notes. Unable to pay these notes, a Settlement Agreement was reached on April 16, 2008, approximately two weeks following the period covered by this report. This Settlement Agreement was approved in a fairness hearing on April 25, 2008 by the 12th Judicial Circuit in and for Sarasota County, Florida, Civil Division. Under the terms of this agreement, the corporation will issue 100 million common shares to the assignee.

Since 2005, the expenses of our company have been funded by a series of loans made by a significant number of individuals investing modest amounts totaling approximately US$166,800 to March 31, 2008 ($187,800 to April 30, 2008). To date, including investments received following the date of this report, a total of approximately 46,940,000 shares would become issuable, including shares attributable to the loans made in April 2008. The dollar amounts received have permitted the continued existence of the company since 2005. Each investment was made through Tirex President, John L. Threshie Jr. Insofar as Tirex did not have shares to issue at the time, these investors, fully cognizant of our situation and so documented in writing, accepted that their investment was being made via Mr. Threshie and represented a convertible debt, the conversion of which could occur once Tirex would have shares available for issuance. Such shares now being available, the Company anticipates issuance of these shares imminently. This convertible debt has been priced at fixed prices rather than as a discount to market.

In addition to the above liability for shares, Tirex is liable for the replacement of 11,986,315 shares which were delivered as collateral by Tirex Directors, Threshie, Muro and Sanzaro (deceased approximately twenty-one months ago, and thus the shares due to his estate) for the $750,000 of convertible debt contracted for in 2001, which shares were sold by the debt holders. The replacement of these collateral shares is expected to be made shortly.

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

In February of 2001, we concluded a private financing with an investor group. Under the terms of the Agreement, we had the contractual right to require the Investor to purchase up to US$5,000,000 of put notes. We drew down US$750,000 of this amount and used the proceeds of this financing toward legal and consulting fees due, normal operating expenses such as payroll, rent and taxes and the acquisition of equipment for our prototype TCS-1 Plant. In July of 2001, the Company entered into a technical default with respect to the Agreement by not having an SB-2 Registration Statement declared effective by the SEC. After several months of negotiations, the Company entered into a Settlement Agreement with the Investor Group which provided for a cash pay down of the amount owed, including interest and penalties over a period of approximately two years starting with the date the Settlement Agreement was signed, the right of the Investor Group to continue to be able to sell up to 600,000 collateral and Rule 144 shares per month and the issuance of three series of warrants, 500,000 each, exercisable at prices of one cent, five cents and ten cents over a three year period. This Settlement Agreement was announced in April of 2002, and details of the terms of the Agreement are filed as an Exhibit to this Report. The Company, in the absence of having completed its first sales of TCS Systems according to our expectations, was unable to generate the cash flow necessary to pay down the Convertible Note in accordance with the terms of the Settlement Agreement. Thus, the Company once again finds itself in a position of default. Numerous recourses are available to the holders of the Convertible Notes, but to date, these recourses have not been exercised. Such recourses can be exercised at any time and the fact that they have not been exercised so far does not preclude their being exercised now or in the future. The Company has kept the Convertible Note holders apprised of its efforts to sell TCS Systems and thus restart the repayments on the Convertible Notes. The collateral shares provided by the directors, totaling approximately 11,986,315 shares, have been sold by the investors.

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

Liquidity and Capital Resources

As of March 31, 2008, the Company had total assets of $208,297 as compared to $233,297 at March 31, 2007 reflecting a decrease of $25,000, and no change versus total assets at June 30, 2006. Except for a $25,000 decrease in Property and Equipment, there were no changes in the value of individual assets, representing Notes Receivable, Inventory and an Investment, from March 31, 2007 to March 31, 2008 and from June 30, 2007 to March 31, 2008.

As of March 31, 2008, the Company had total liabilities of $6,393,094 as compared to $5,705,502 at March 31, 2007, reflecting an increase of $687,592, and reflecting an increase of $404,381 versus total liabilities as at June 30, 2007, which total amounted to $5,988,713. The increase in total liabilities from March 31, 2007 to March 31, 2008 is primarily attributable to an increase of $324,504 in Accounts Payable and Accrued Liabilities and by a decrease of $332,500 in Convertible Loans. The increase in total liabilities from June 30, 2007 to March 31, 2008 is primarily attributable to an increase of $149,162 in Accounts Payable and Accrued Liabilities and to an increase of $251,250 in Convertible Loans.

Reflecting the foregoing, the financial statements indicate that as at March 31, 2008, the Company had a working capital deficit (current assets minus current liabilities) of $3,043,966 compared to a working capital deficit of $2,688,874 as at March 31, 2007, reflecting an increase of $177,599. The working capital deficit of $3,043,966 as at March 31, 2008 compares to a working capital deficit of $2,890,836 as at June 30, 2007, reflecting an increase of $153,130.

The financial statements which are included in this report reflect total operations and other expenses of $326,643 for the nine month period ended March 31, 2008 versus $350,027 for the comparative nine month period ended March 31, 2007, reflecting a decrease of $23,384. The Company has ceased Research and Development activities thereby resulting in a significant decrease in personnel expenses and other Research and Development expenses compared with prior periods.

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

From inception (July 15, 1987) through March 31, 2008, the Company has incurred a cumulative net loss of $31,116,112. Approximately $1,057,356 of such cumulative net loss was incurred prior to the inception of the Company’s present business plan, in connection with the Company’s discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced the proposed health care operations and therefore, generated no revenues therefrom.

Item 3 - Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and its Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to The Tirex Corporation, including its consolidated subsidiaries, required to be included in this report and the other reports that the Company files or submits under the Securities Exchange Act of 1934. During the third quarter of fiscal 2007-08, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 4 - Submission of Matters to a Vote of Security Holders

During the three-month period ended March 31, 2008, there were no submissions of matters to a vote of Security Holders. The company intends to undertake a ratification vote with respect to the modifications of the Company’s capital structure, as described on Form 8-K, filed in February 2008, shortly.

Item 5 - Other Information

There have been no material changes in the way in which shareholders may nominate directors.

Item 6 - Exhibits and Reports on Form 8-K

Form 8-K, filed February 11, 2008, pertains to modifications of the Company’s capital structure, increasing the authorization of common shares from 250 million to one billion and creating a class of Preferred Shares, issuable in series, having an authorization of 100 million shares.

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

THE TIREX CORPORATION

Date: May 6, 2008	By	/s/ John L. Threshie,jr.
John L. Threshie, Jr. President

Date: May 6, 2008	By	/s/ Michael Ash
Michael Ash, Treasurer and
Chief Accounting and Financial Officer