Form 10KSB
period 2008-06-30
Tirex CORP
filed 2008-10-14
CIK 823072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2008

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

Commission File Number 33-17598-NY

The Tirex Corporation
(Name of Small Business Issuer in Its Charter)

Delaware	22-3282985
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

P.O. Box 1000
Stratford, CT	06614
(Address of Principal Executive Offices)	(Zip Code)

(203) 522-3247
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange
Title of Each Class	on Which Registered
______________________	_______________________

NONE	NONE

Securities registered under Section 12(g) of the Exchange Act:

NONE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒             No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

    $nil
(Issuer's revenues for its most recent fiscal year)

  $zero   (as of June 30, 2008)
(Aggregate market value of the voting stock held by non-affiliates of the Issuer)

   607,920,803   (as of October 2, 2008)
(Number of shares outstanding of each of the Issuer's classes of common stock)

Transitional Small Business Disclosure Format (check one)

Yes ☐                 No ☒

DOCUMENTS INCORPORATED BY REFERENCE
into Part I

Annual Report of the Company on Form 10-KSB for the year ended June 30, 2007

Quarterly Reports of the Company on Form 10-QSB for the quarters ended September 30, 2007, December 31, 2007, and March 31, 2008

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

The freezing chamber of the TCS Prototype, previously located in Montreal, was a large tank through which the tire chips were circulated having temperatures of approximately 170 degrees below zero, Fahrenheit. The first commercial version of the TCS has been re-designed to run approximately 20 degrees colder to ensure that no pieces of rubber can warm up from the "glass point" before being entirely processed by our patented fracturing mill. Frozen tire parts are passed through a fracturing mill that separates the component parts of all tires, including rubber powder, clean steel wire and twine. The mesh is then physically separated from the metal and twine and is finally subjected to other steps to achieve the desired mesh size. mesh size. The configuration of the back end of the system can be modified, as required, to produce proportions of mesh sizes appropriate to local crumb rubber customers, such as 100% -30 mesh or even finer.

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

Separation of the Steel from the rubber and fiber

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

Canadian Government, and Government Sponsored Loans and Grants

We have in the past also received financial assistance by way of loans and grants from Canadian and Quebec governmental agencies for the design and development of the TCS-1 Plant and for export market development. All of the activities for which these loans were approved have been completed and we received the funds approved. Approximately 80% of the loans previously received were repaid. Of the remaining approximately CA$148,000 could be forgiven if the Company did not realize any sales in Spain and Portugal prior to June 30, 2004 and a further approximately US$14,000 could also be forgiven because there were no sales in Spain and / or Portugal prior to June 30, 2007. The government contested one claim in the amount of CA$95,000 on the assertion that the transaction was not at arm’s length. We are disputing this assertion. Significantly prior to the contract in question, the person in question had an indirect but nonexclusive relationship with the company but this relationship was terminated long before the issuance of the contract in question. We are vigorously contending the government’s assertion but cannot provide any guarantees that the government could be persuaded to accept our position. With the de facto dissolution (by the government) of the Canadian operations five years ago, this liability is uncertain. In the event that the Canadian government would decide to attempt to enforce this liability against the directors of Tirex Canada R&D Inc., the Corporation would indemnify the directors in accordance with the provisions of their employment agreements.

Patent Protection

We were issued a United States patent on our Cryogenic Tire Disintegration Process and Apparatus on April 7, 1998 (Patent No. 5,735,471). The duration of the patent is 20 years from the date the original application was filed. In November 1998, we filed our patent, for review, with the Canadian Patent Office. Canadian patent number 2193334 was granted on August 17, 2004. Canadian patents have a duration of seventeen (17) years. All patent maintenance fees have been paid. Prior to the issuance of our US patent, we relied solely on trade secrets, proprietary know-how and technological innovation to develop our technology and the designs and specifications for the TCS Prototype. The Company’s patents are free of liens. We do not presently hold any patents for our products or systems outside of the United States and Canada. We have lacked the financial resources to apply for a process patent on an international basis, but the Company intends to file for additional patent protection, in accordance with our Agreement with Simpro S.p.A. of Turin, Italy, once sufficient financial resources will become available.

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

Employees

As of October 2008, we have four persons employed either directly or as consultants including its three executive officers. Three of the foregoing persons devote their full time to our business and affairs, as required. At times, we also utilize the services of part-time consultants to assist us with market research and development and other matters. We could hire additional personnel, as needed, and as financial resources permit.

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

Sales of TCS systems have been hampered by the devaluation of the US dollar versus the Euro. Our manufacturing partner, Simpro, quotes system installations in Euros. When the manufacturing agreement was signed with Simpro, the US dollar and the Euro were fairly close to being at par with each other. As of October 2008, one Euro is worth approximately US$1.38. This represents a large price increase for entrepreneurs.

	1 US dollar is worth in Euros	1 Euro is worth in US dollars
January 2003	0.9413 Euros	US$1.0624
January 2004	0.7908 Euros	US$1.2645
January 2005	0.7634 Euros	US$1.3099
January 2006	0.8247 Euros	US$1.2126
January 2007	0.7699 Euros	US$1.2989
January 2008	0.6796 Euros	US$1.4715
October 10, 2008	0.7424 Euros	US$1.3469
Source of exchange rates is Pacific Exchange Rate Service http.www.fx.sauder.ubc.ca.

The manufacturing agreement with Simpro is essentially a Right of First Refusal agreement. In the event that Simpro would decide to not accept a fabrication and installation contract, for whatever reason, and if Tirex would believe that such a contract should be undertaken, Tirex has the right to engage any other suppliers and sub-contractors to undertake the contract.

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

Subsequently, on or about April 25, 2001, the Plaintiffs instituted a lawsuit in Superior Court, judicial district of Montreal alleging breach of contract and claims damages of CA$794,690 representing expenses and an additional Canadian$5,411,158 in loss of profits (court docket # 500-05-063730-021). Unlike the suit filed in the US Federal District Court in Delaware, there was no accusation of fraud. We have filed a detailed answer denying all liability, stating further that Plaintiffs failed to comply with their obligations. We believe we have meritorious defenses to all of the Plaintiffs' claims. The action is still pending.

There has been no activity relative to this suit for the last seven years.

Lefebvre Freres Limited v. The Tirex Corporation

Lefebvre Frères Limited instituted an action against us on August 13, 2001 in the Superior Court, judicial district of Montreal (court docket # 500-05-066942-010) claiming Canadian $98,513 is due and owing for the manufacture and delivery of car tire disintegrators. We have prepared a defense and cross claim against Plaintiff as the product delivered was defective and included used parts in direct contravention of the supply agreement. We believe we are entitled to a reimbursement of sums paid.

There has been no activity relative to this suit for the last seven years.

Tri-Steel Industries Inc. v. The Tirex Corporation

Our landlord Tri-Steel Industries Inc. instituted an action against us, and our subsidiaries Tirex Canada and Tirex Canada R & D Inc., on or about June 22, 2001 for arrears of rent in the amount of Canadian $177,973.62. Subsequent to the Plaintiff’s instituting this action, we continued to accumulate very substantial arrearages for rent and property taxes for which we were financially responsible. Subsequent to our vacating the premises which had been the object of the lease, we settled with our former landlord for a total amount of US$560,000, to be paid at the rate of US$140,000 from each of our first four TCS System sales.

No director, officer, or affiliate of the Company, or any associate of any of them, is a party to or has a material interest in any proceeding adverse to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended June 30, 2008, the Corporation applied to the State of Delaware to increase its common share authorization from two hundred and fifty million shares to one billion shares. Simultaneously, the Corporation established a class of Preferred Shares, issuable in series on terms to be determined from time to time by the Board of Directors with a maximum preferred class authorization of one hundred million shares. See Report 8-K dated February 14, 2008. A Series A Preferred Shares in a total of three million (3,000,000) shares was designated and subsequently issued to directors and officers. See Reports 8-K, dated May 16, 2008 and June 23, 2008. These shares do not have a dividend attached, do have preference on residual assets in case of bankruptcy, are convertible into common shares at the rate of five common shares for each preferred share and have super-voting rights of 100 votes per share. These modifications to the Corporation’s share structure were ratified by shareholder vote during the fourth quarter of fiscal 2008.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock, is traded on a limited basis in the over-the-counter market and, since January 2003, has been listed on the "Gray Sheets". In September 2008, over two months following the period covered by this report, we applied to FINRA for upgrading our listing to the Pink Sheets. Our intention is to thence apply for re-listing onto the Bulletin Board. This requires audited financial statements such that our 10-KSB Reports for the fiscal years ended June 30, 2004 through 2007 inclusive will be in strict conformity with the SEC standards. For this reason, in May 2008, we engaged the services of Moore & Associates (Las Vegas, Nevada) to undertake the audit of our accounts for those years. Following 2007, Moore continued with the audit of our accounts for fiscal 2008. With the completion of the audit and the filing of amended 10-KSB reports, we applied for listing on to the Pink Sheets in October, 2008. As of the date of this report, we had not yet received approval for listing on the Bulletin Board. During the period covered by this report, i.e. up to June 30, 2008, when we were quoted on the Gray Sheets, bid and ask prices were not posted.

Shareholders

As of June 30, 2008, the number of holders of record of the Company's common stock, $.001 par value, was approximately 590, which does not include shares held by persons or companies in street or nominee name.

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

Tirex's primary objective is to sell it's patented and proprietary tire recycling process, called the TCS System, to tire recyclers throughout the world (www.tirex-tcs.com). In March 2000, we announced that our TCS technology prototype was ready for replication and commercialization. The intellectual property owned by Tirex comprises both the patented "fracturing mill" (both US and Canadian patents) plus the proprietary freezing process of using super-cooled air (rather than the competitions’ liquid nitrogen process, which represents expensive "overkill" in terms of what is required to freeze tire chips) to freeze the tire chips to the "glass point" which permits the effective separation and disintegration of the tire components by our patented "fracturing mill", producing a semi-cryogenic crumb rubber at a significant cost saving. The intellectual property of our TCS System process is recognized in the Manufacturing License Agreement (2003) we have with Simpro S.p.A. of Torino, Italy www.simpro.it . Simpro has an semi-exclusive manufacturing license to manufacture the TCS System, semi-exclusive to the extent that they have a right of first refusal for the fabrication, installation and commissioning of any TCS system anywhere in the world, but the exclusivity is lost on a case-by-case basis in those circumstances where they would elect to not accept an order, under which circumstances we have the right to contract the same services to other companies. Our patent renewals and continuation for both the USA and Canada were documented in 2005.

In 2001 Tirex's TCS tire recycling prototype was accredited by Recyc-Québec, the provincial recycling agency in Montreal, Quebec, Canada, as an economically viable and environmentally-friendly process that produced quality recycled rubber. During the year 2000 and 2001, we demonstrated our technology to numerous groups from Asia, Europe, North and South America and the Caribbean, as well as to some shareholders and potential strategic alliance partners. While numerous Letters of Intent were signed during this stage, none materialized into firm purchase contracts. Management attributed these failures to acquire sales contracts to the lack of a commercial history for the TCS technology, or alternatively, to the Company's inability at the time to provide performance guarantees. With the signing of the License Agreement with Simpro we engaged a reputable, highly accredited manufacturer that created the potential for performance guarantees to be offered. The TCS prototype was disassembled and its "fracturing mill" was sent to Simpro's facility in Italy. Simpro is prepared to build the first commercial TCS System. As of June 30, 2008, no purchase/sale contracts have been written.

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

The lack of a commercial track record relative to the operation and output of the TCS System has proven to be a difficult hurdle to overcome in acquiring TCS System sales. The installed cost of a TCS-2 System to a recycler, depending on the system configuration, the condition of the feedstock and the output requirements and excluding building and infrastructure costs, is in the vicinity of Euros 5,500,000 (approximately US$7.92 million at prevailing exchange rates), depending on the extent of automation requested by the customer. When one adds infrastructure costs, pre-production expenses and a reasonable provision for working capital after system commissioning, we are of the opinion that the entrepreneur has to entrepreneur has to consider his gross investment cost (prior to debt financing possibilities) to be in the vicinity of US$9 million to$10 million, depending on the customs duties which could be imposed on US and Canadian customers respecting the importing of products from non-NAFTA countries. US$9,000,000 or more represents a substantial investment for a start-up company. Simpro has been able to obtain insurance backing to support their offer of limited performance guarantees, and such potential is expected to assist the marketing effort. Simpro is now offering limited feedstock throughput guarantees on a case by case basis.

Market and sales efforts of the TCS System continues to evolve and has attracted qualified and capable companies over the past year. During Fiscal 2007, the Company and Simpro have entertained numerous potential TCS System customers. Out of these developments, several opportunities have presented themselves that have merited and continue to merit the expenditure of considerable effort to close a Purchase and Sales Agreement. Tirex and Simpro continue to pursue sales efforts in the Middle East, Malaysia, the USA and Canada. Simpro is also pursuing an opportunity in Brazil where the production of crumb rubber would be linked to products for the railroad industry. Our listing on the Internet Recycling Exchange and our web site www.tirex-tcs.com continues to generate inquiries from all over the world. This interest confirms the need for new technology in the industry. These opportunities may not conclude, however, until there is a commercial system in operation and regardless of Management's optimism there can be no assurance that these opportunities will actually result in unconditional sales contracts.

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

In the third and fourth quarters of fiscal 2008, management undertook a restructuring of the corporation. This was engaged because management believed (and still does) that the structure of the Corporation was creating an impediment to marketing efforts. We engaged the services of the Otto Law Group (Seattle WA) to assist us in the restructuring of our position. Their services are being remunerated in shares of the corporation. We also engaged the services of Legacy Trading and their affiliate company, Southern Capital Consulting, based in Oklahoma, to assist us in getting our shares listed first back onto the Pink Sheets and with the goal of being re-listed onto the Bulletin Board. These services are also being remunerated by means of a share issuance. In order to be eligible for re-listing on the Bulletin Board, the Corporation is required to file audited financial statements. The statements of the Corporation had not been audited since the fiscal year ended June 30, 2004. We engaged the services of Moore & Associates (Las Vegas) to undertake the audit of our accounts for the years 2004 through 2007 with a continuation for the fiscal year 2008. In August 2008 (two months following the reporting date of this filing) our application for listing on the Pink Sheets was filed. In the course of this restructuring, debts to officers, directors and consultants were converted in whole or in part to equity through the issuance of shares. Part of this was accomplished through the auspices of Sequoia International which accepted assignment of $100,000 of executive accrued salaries in exchange for 100 million shares, a transaction approved by a Florida court. This transaction also provided for the creation of funding for Tirex in its restructuring efforts. Third party liabilities were examined and deleted as permitted by US and Canadian law (the term in Canada is "prescription", in the USA "Statute of Limitations"). Management is of the opinion that the measures undertaken in the last half of fiscal 2008 and continuing into fiscal 2009 will be beneficial to the development of the Corporation.

In February of 2001, we concluded a private financing with an investor group. Under the terms of the Agreement, we had the contractual right to require the Investor to purchase up to US$5,000,000 of put notes. We drew down US$750,000 of this amount and used the proceeds of this financing toward legal and consulting fees due, normal operating expenses such as payroll, rent and taxes and the acquisition of equipment for our prototype TCS-1 Plant. In July of 2001, the Company entered into a technical default with respect to the Agreement by not having an SB-2 Registration Statement declared effective by the SEC. After several months of negotiations, the Company entered into a Settlement Agreement with the Investor Group which provided for a cash pay down of the amount owed, including interest and penalties over a period of approximately two years starting with the date the Settlement Agreement was signed, the right of the Investor Group to continue to be able to sell up to 600,000 collateral and Rule 144 shares per month and the issuance of three series of warrants, 500,000 each, exercisable at prices of one cent, five cents and ten cents over a three year period. This Settlement Agreement was announced in April of 2002, and details of the terms of the Agreement are filed on Edgar. The Company, in the absence of having completed its first sales of TCS Systems according to our expectations, was unable to generate the cash flow necessary to pay down the Convertible Note in accordance with the terms of the Settlement Agreement. Thus, the Company once again found itself in a position of default. Numerous recourses are available to the holders of the Convertible Notes, but to date, these recourses have not been exercised. Such recourses can be exercised at any time and the fact that they have not been exercised so far does not preclude their being exercised now or in the future. The Company has kept the Convertible Note holders apprised of its efforts to sell TCS Systems and thus restart the repayments on the Convertible Notes.

As a result of this period preceding the commencement of commercial operations, we have had to cover our overhead costs from sources other than from commercial revenues. Since October 2005, and continuing into fiscal 2009, approximately US$200,000 was lent to Tirex president, John L. Threshie Jr., to pay the various expenses of the Corporation such as filing fees, annual return fees (State of Delaware) stock transfer agent fees etc. These loans were made in return for agreements to convert these amounts into common stock of the Corporation. Following the period covered by this report, Tirex issued approximately 48,740,000 shares under the terms of these agreements. We expect that some portion of our future overhead costs, which may be significant, will continue to be covered from sources other than commercial revenues. Since March of 2003, our monthly our-of-pocket cash costs were reduced to minimal amounts.

Our greatest expense, from an accounting standpoint, is for salaries. These salaries have not been paid for over seven years, but rather set up as payables. A portion of these payables has been converted to equity through the issuance of common stock. Our cash flow deficit condition will continue until such time as the Company will start generating revenues from the sale of TCS Systems. Until we can succeed in securing an unconditional sales contract for the sale of one or more systems employing our technology, the company will not be engaging any significant financial commitments and will not be engaging in any significant research and development activities nor increasing employment.

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

During the first quarter of Fiscal 2007, Tirex completed the negotiation of the employment agreements with respect to Tirex CEO and President, John L. Threshie Jr., Tirex Vice President Engineering and Research and Development, Louis V. Muro and Tirex Secretary-Treasurer and Chief Financial Officer, Michael Ash. These versions were ratified by all respective parties. Under the terms of these agreements, Mr. Threshie’s salary was augmented to US$150,000 retroactive to July 1, 2002 while Mr. Muro’s salary was reduced retroactively to July 1, 2002 to US$75,000. The salary of Mr. Ash remained unchanged at US$100,000. Also under the terms of the agreements, Mr. Threshie received an option to acquire 3,000,000 shares of the corporation at the beginning of each year of his three-year agreement, the effective inception date being July 1 2007. Similarly, Mr. Muro received options to purchase 1,000,000 shares per year. Mr. Muro’s employment was also effective July 1, 2007. Other than for the number of shares involved, Mr. Muro’s options proposed agreement are identical to that of Mr. Threshie. As for Mr. Ash, his three-year employment agreement was be effective January 1, 2007 and provided for him to acquire 2,000,000 shares of Tirex in each of the three years of his contract. In all cases, the exercise window is three years. These options could be exercised on a cashless basis and are described in more detail elsewhere in this report

Liquidity and Capital Resources

As of June 30, 2008, the Company had total assets of $25,001 as compared to $25,001 at June 30, 2007 reflecting a change of Nil. There were no changes in the value of individual assets, representing Property and Equipment and Patents from June 30, 2007 to June 30, 2008.

As of June 30, 2008, the Company had total liabilities of $5,126,083 as compared to $4,712,098 at June 30, 2007, reflecting an increase in liabilities of $413,985. Total liabilities at June 30, 2007 had reflected a previous increase of $500,023 over $4,212,075 in total liabilities at June 30, 2006. The increase in total liabilities from June 30, 2007 to June 30, 2008 is primarily attributable to: (i) an increase in Long-Term Deposits and Convertible Notes in the amount of $88,500 from $217,500 as of June 30, 2007 to $306,000 as of June 30, 2008, and (ii) an increase in Convertible Loans in the amount of $334,774 from $2,421,442 as of June 30, 2007 to $2,756,216 as of June 30, 2008.

Reflecting the foregoing, the financial statements indicate that as at June 30, 2008, the Company had a working capital deficit (current assets minus current liabilities) of $1,478,922 and that as at June 30, 2007, the Company had a working capital deficit of $1,488,211, a working capital deficit decrease of $9,289. There were no changes in current assets, as noted above, while there were reductions to current liabilities due to third parties represented by Accounts Payable and Accrued Liabilities.

The financial statements which are included in this report reflect total operations and other expenses of $498,322 for the year ended June 30, 2008, which reflects an increase of $42,473 over the year ended June 30, 2007 when total operations and other expenses were $455,849. The Company has ceased Research and Development activities thereby resulting in a significant decrease in personnel expenses and other Research and Development expenses compared with prior periods.

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

From inception (July 15, 1987) through June 30, 2007, the Company has incurred a cumulative net loss of $30,404,341. Approximately $1,057,356 of such cumulative net loss was incurred prior to the inception of the Company’s present business plan, in connection with the Company’s discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced the proposed health care operations and therefore, generated no revenues therefrom.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements required to be included in this Report pursuant to Item 310(a) of Regulation S-B, are set forth below.

ITEM 8. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Following the end of Fiscal 2004, our former independent certifying accountant informed us that he was abandoning all SEC-oriented work. Thus, we had no choice but to attempt to change our certifying accountant effective with the annual financial statements for the year ended June 30, 2004. The resignation of our former certifying accountant was not related in any way to any disputes respecting the Company’s accounting or its financial disclosures to shareholders or other interested parties. We have engaged new certifying accountants. The new certifying accountant audited our records back through fiscal 2004. Amended 10-KSB Reports for the fiscal years ended June 30, 2004 through 2007 will be filed imminently.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees

The following sets forth, as of June 30, 2005 the names and ages of all directors, executive officers, and other significant employees of the Company; and all positions and offices in the Company held by each, and the terms of said offices. Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified:

Name	Age	Offices Held	Term of Office

John L. Threshie, Jr.	54	Chairman of the Board	November 1999 -
		of Directors, President, and	present
		Chief Executive Officer
		Director	June 1995 -
			February 1999
		Vice President	June 1995-
			November 1999
			Secretary
			December 1996
			February 1999

Louis V. Muro	76	Vice President	January 1996 -
		of Engineering	present
		and Director
		President	March 1994 -
			January 1995
		Director	December 1992 -
			Present

Henry Meier	52	Director	Feb. 11, 1999 to present

Michael D.A. Ash	59	Secretary, Treasurer,	February 1999-
		and Chief Financial	present
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

JOHN L. THRESHIE, JR. Mr. Threshie has served as President and Chief Executive Officer of the Company since November of 1999. Prior to that time he served as a Vice President of the Company since June 1995. He was appointed Assistant Secretary of the Company on February 11, 1999. From December 1996 until February 11, 1999, Mr. Threshie held the position of Secretary, and from June 1995 until February 11, 1999, as a Director, of the Company. He also served as a Director for The Tirex Corporation Canada Inc. and Tirex Canada R&D Inc. from June 1998 and June 1995, respectively, until February 11, 1999. He has more than 30 years of experience in the areas of management, marketing and sales including 11 years developing and marketing a new technology in the recycling industry with Tirex.. Mr. Threshie holds a Bachelor’s Degree in Political Science from the University of North Carolina. He was employed as an insurance and financial broker by Primerica Financial Services from 1991 through 1994. From 1988 to 1990, Mr. Threshie was an advertising account supervisor for Ammirati & Puris Inc., an advertising firm in New York. From 1983 to 1988 Mr. Threshie was employed as a senior account executive at the advertising firm of Saatchi and Saatchi, Inc. From 1979 to 1983 Mr. Threshie was employed by Milliken & Co. as a sales representative.

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

MICHAEL D.A. ASH. Mr. Ash joined the Company on January 11, 1999. On February 11, 1999, Mr. Ash was appointed Secretary, Treasurer, and Chief Financial and Accounting Officer of the Company. Mr. Ash graduated with a Bachelor's Degree in Business Administration, Magna Cum Laude, from Bishop's University in Quebec in 1970, and with an MBA, With Distinction, from Harvard Business School in 1975. Mr. Ash received his Chartered Accountant certification, (Canadian equivalent to a CPA) in 1972 while employed by Coopers & Lybrand (now PriceWaterhouseCoopers). Mr. Ash voluntarily abandoned his C.A. designation following the ENRON and WorldCom incidents, being no longer willing to certify financial statements nor to incur the very expensive professional insurance costs associated with professional private practice as a sole practice as a sole practitioner. As such, the annual professional fees were no longer justifiable. Since graduation from Harvard, Mr. Ash spent a large portion of his career with the Government of Canada, until early 1999 when he joined Tirex, first with the Office of the Comptroller General in Ottawa and, for the subsequent eighteen years, with a federal regional economic and industrial development agency in Montreal where he gained exposure to a very large number of companies and industrial sectors, ranging from developmental companies to major multi-national corporations. For ten years during this time period, Mr. Ash was also a part-time lecturer in accountancy at Concordia University in Montreal for students registered in the program leading to the Chartered Accountancy designation.

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

The employment agreements of all of the above persons were re-negotiated during the second quarter of Fiscal 2007. The primary focus of the negotiations was on salary and options in all three cases. In the case of Mr. Threshie, his salary was be increased from US$125,000 to US$150,000 retroactive to July 1, 2002. In the case of Mr. Muro, his salary was reduced from US$150,000 to US$75,000 also effective July 1, 2002. Mr. Ash’s salary remained unchanged at US$100,000. Under the terms of these three employment agreements, all three persons received options with three-year exercise windows to acquire Tirex shares, with the possibility of a cashless exercise. These annual options for Mr. Threshie, Mr. Ash and Mr. Muro imply 3,000,00 shares, 2,000,000 and 1,000,000 shares respectively. All exercises are subject to share structure modifications such as stock splits and reverse splits on a proportional basis.

(1)

No compensation was paid either in cash or in shares to Messrs. Threshie, Muro and Ash during Fiscal 2007 and 2008. The amounts due have been recorded as liabilities of the Company. During fiscal 2008, Tirex assigned $50,000 of accrued salaries to each of Messrs. Threshie and Ash to Sequoia International in exchange for a Florida court approved issuance of 100 million shares. The Settlement Agreement was made under Paragraph 10(a)3 of the Securities Act. During the first quarter of fiscal 2009, the fiscal year following the period covered by this report, Tirex issued 44,900,000 million shares to John L. Threshie Jr., 25,000,000 million shares (plus 1,723,514 replacement collateral shares) to Louis V. Muro and 16,525,000 shares to Michael Ash plus 13,750,000 issued to his wife and adult children in partial compensation for accrued and unpaid salaries since 2001. Mr. Sanzaro (former director) and Mr. Muro were also issued replacement shares for the collateral shares they provided to 2001 private placement investor referred to elsewhere in this report and 1,500,000 shares were issued to Michael Ash in respect to stock options exercised but unpaid three years ago.

Executive Stock Options

As discussed elsewhere in this Report, the following is a summary of those options and warrants outstanding or proposed to be outstanding, with respect to the purchase of the common stock of the Company:

Beneficiary	Issuable	Exercise Window	Price

John L. Threshie Jr.	3,000,000 share options	Three (3) years from	Series 1: lesser of 20
	at the beginning of each	date of issue	cents or 50% of market
	of Fiscal Years 2008,		Series 2: lesser of 40
	2009 and 2010		cents or 50% of market
Series 3: lesser of 50
cents or 50% of market

Michael Ash	2,000,000 share options	Three (3) years from	Series 1: lesser of 20
	at the beginning of each	date of issue	cents or 50% of market
	of Calendar Years 2007,		Series 2: lesser of 40
	2008 and 2009		cents or 50% of market
Series 3: lesser of 50
cents or 50% of market

Louis V. Muro	1,000,000 share options	Three (3) years from	Series 1: lesser of 20
	at the beginning of each	date of issue	cents or 50% of market
	of Fiscal Years 2008,		Series 2: lesser of 40
	2009 and 2010		cents or 50% of market
Series 3: lesser of 50
cents or 50% of market

In September 2008, the period following the period covered by this report, Mr. Ash issued his notice of exercise for options for 4,000,000 shares on a cashless basis. Under the formula, Mr. Ash will receive 2,000,000 shares. In October 2008 Mr. Threshie served notice of his exercise of 6 million options on a cashless basis, under which he will receive 3 million shares. Also in October 2008, Mr. Muro served notice of his exercise of 2 million options on a cashless basis, which will give him 1 million shares. As of October 13, 2008, these shares had not yet been issued.

Compensation of Directors

The Directors of the Company were not compensated for their services as such in fiscal 2008.

Employment Agreements

We seek to maintain employment agreements with all of our executive officers (the "Executive Agreements"). We currently have an employment agreement with Mr. Threshie that provides for an annual salary of $150,000 until June 30, 2010. Mr. Threshie also has options, as noted above, to purchase shares of the Company. Mr. Threshie was granted options to purchase 3,000,000 shares at each anniversary date of his Employment Agreement for the three years following the effective date of his employment contract, and, for each series of options, would have a three-year period to exercise that option. The options are exercisable at the lesser of 50% of market and 20(cent) for the first series, 40(cent) for the second series and 50(cent) for the third series. We currently employ Mr. Muro on a month-to-month basis, based on a revised annual salary of $75,000, retroactive to July 1, 2002. Mr. Muro also has share options which, other than for the number of shares implicated, are identical to the options of Mr. Threshie. In Mr. Muro’s case the number of shares is 1,000,000 shares annually. Under the employment agreement with Mr. Ash, he is paid an annual salary of $100,000 and he has been given stock options to acquire 2,000,000 shares in each of the three calendar years of his agreement, which ends December 31, 2009.

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

The Executive Agreements with Messrs. Threshie, Muro and Ash also include severance provisions which provide, among other things, for severance compensation in the event that the employment of the executive is terminated by us other than for cause, or by the executive for "good reason", as that term is defined in the Executive Agreements, or pursuant to a change in control of the Company, for which the severance terms, under certain circumstances, as described below, could be different. The various Executive Agreements provide for severance compensation, as follows:

In the case of Messrs. Threshie, Muro and Ash, 200% of the amount of the base salary for a period of twelve months, except that in the event of a termination following a hostile takeover of the Corporation, the termination is 300%. In addition, the amount of severance compensation for termination other than for cause, or by the executive for "good reason", as that term is defined in the Executive Agreements, or pursuant to a change in control of the Company, amounts to the compensation as described above plus two months of base salary for each year of service, either under an employment agreement or under a consulting agreement.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of October 2, 2008, with respect to the persons known to the Company to be the beneficial owners of more than 5% of the common stock, $.001 par value of the Company and of more than 5% of the Class A Common Stock of the Company's subsidiary, Tirex R&D and of all Officers and Directors of the Company as that term is defined in Item 402(a)(2) of Regulation S-B. Neither the Company nor Tirex R&D have any shares of any other class issued or outstanding.

	Name and	Amount and
Title	Address of	Nature of
of	Beneficial	Percent	Percent
Class	Owner	Ownership	of Class (1)

Common	John L. Threshie, Jr.	47,528,721 (2)	7.8%
The Tirex	P.O. Box 1000
Corporation	Stratford CT 06614-9991

Class A
Common		34 (5)	34%
Tirex R&D

Common	Louis V. Muro	32,853,991 (2)(3)	5.4%
The Tirex	2063 Desjardins Avenue, Apt #2
Corporation	Montreal, Quebec
Canada H1V 2H1
Class A
Common		17(5)	17%
Tirex
R&D

Common	Henry P. Meier	2,500,000 (6)	0.13%
The Tirex	P.O. Box 895
Corporation	Lakehurst NJ 07755

Common	Joe Sanzaro
The Tirex	(Brother of deceased director
Corporation	Louis A. Sanzaro)	47,347,665 (2)	7.8%
1904 Waverly treet
Oakhurst NJ 07756

Common	Michael Ash	30,805,000 (4)	5.1%
The Tirex	310 Montée Sabourin
Corporation	St. Bruno, Quebec
Canada, J3V 4P6

Common	All directors and	113,368,771	18.6%
The Tirex	officers as a group
Corporation	(4 persons)

Class A	All directors and	51	51.0%
Common	officers as a group
Tirex	(2 persons)
R&D

Series A Preferred Shares

	John L. Threshie Jr.	1,500,000 (7)	50% of class
P.O. Box 1000
Stratford CT 06614-9991

Louis V. Muro	750,000 (7)	25% of class
2063 Desjardins Avenue, Apt #2
Montreal, Quebec
Canada H1V 2H1

Michael Ash	750,000 (7)	25% of class
310 Montée Sabourin
St. Bruno, Quebec
Canada, J3V 4P6

-------------------------

(1) The percentages listed in the table is calculated on the basis of 607,920,803 common shares of the common stock, $.001 par value, of the Company outstanding as at October 2, 2008.

(2) Our executive officers, directors (including deceased director, Louis A. Sanzaro) and principal shareholders pledged an aggregate of 11,986,315 (approximately 6% of our then outstanding shares) of their personal shareholdings in the Company as a security interest for our issuance of $750,000 of 8% convertible notes, pursuant to a Subscription Agreement and Security Agreement dated February 26, 2001. Specifically, John L. Threshie, Jr. pledged 1,891,204 shares, Louis Muro pledged 1,723,514 shares and Louis Sanzaro pledged 8,371,597 shares of our common stock. The Company was unable to respect its financial obligations under the terms of a Settlement Agreement and negotiations with respect to a new settlement have not been started. Under the terms of the first settlement agreement, the investors acquired a right to dispose of the collateral shares in their possession and did so. According to a confirmation received from the investors with respect to the convertible note, as of June 30, 2005, they were in possession of 4,000,000 conversion shares, issued in 2003, but the collateral shares were sold. The collateral shares pledged by Muro and Sanzaro were replaced subsequent to June 30, 2008. The shares pledged by Mr. Threshie, still represent a liability of the Corporation. These 4 million conversion shares represent approximately 0.6% of our current outstanding stock.

(3) Includes: (i) 32,119,991 shares held of record by Mr. Muro as of October 2, 2008; and (ii) 734,000 shares held of record by Mr. Muro's previous wife, recently deceased, Nina Aviles Muro. There have been no subsequent changes.

(4) Includes: (i) 16,825,000 shares held of record by Mr. Ash as of October 2, 20084; (ii) 5,230,000 shares held of record in the name of Loryta Investments Limited an entity directly owned by Loryta Trust and thus beneficially owned by the family of Mr. Ash. Mr. Ash is not himself a beneficiary of this trust nor does he have decisional powers over its activities. Also includes 5,250,000 shares owned by the wife of Mr. Ash and 1,750,000 shares held by each of his two adult age children.

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

(6) Includes 1,250,000 shares owned in the name of Mr. Meier’s two adult-age children.

(7) The Series A Preferred Shares are not dividend-bearing but have preferential rights versus the common stock in terms of participation in residual assets in the event of liquidation. The Series A Preferred Shares have voting rights equal to 100 votes per share and are exercisable in all circumstances. The Series A Preferred Shares are convertible into common shares at the rate of five (5) common shares for each Preferred Share.

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

Pursuant to a Subscription Agreement dated February 26, 2001 we issued $750,000 of 8% convertible notes, due February 26, 2003 to three investors. Under the Subscription Agreement, we had the option, subject to conditions, to require the investors to purchase additional convertible put notes up to $4,250,000. Interest only payments were due quarterly commencing June 30, 2001, and the principal was due in one lump sum on February 26, 2003, or upon certain events of default. The number of shares of common stock issuable upon conversion of the convertible notes is 15,000,000, was based on a conversion price of $0.05 per share. The option exercise window has expired. One of the conditions of this transaction was that we would file with the Securities and Exchange Commission a Registration Statement on Form SB-2 to register various securities issuable upon the conversion of the notes by a date certain and that the Registration Statement would be effective by August 15, 2001. We failed to meet these deadlines and the investors served a notice of default on us on July 19, 2001. The conversion price for the convertible notes is the lesser of (i) 80% of the average of the three lowest closing bid prices of the common stock for the twenty-two (22) trading days prior to the closing date, or (ii) 80% of the average of the five lowest closing bid prices of the common stock for the sixty (60) trading days prior to the conversion date, as defined in the convertible note. The maximum number of shares of common stock that any subscriber or group of affiliated subscribers may own after conversion at any given time is 4.99%.

During the years ended June 30, 2001 through 2008, the Company's executive officers and certain consultants to the Company necessarily waived cash payment of all of their salaries, fees and/or unreimbursed expenses made by them on behalf of, and for the account of, the Company. During fiscal 2009, the period following the fiscal period covered by this report, shares were issued to such directors and officers in partial payment of accrued and unpaid salaries, expenses and fees.

ITEM 13. EXHIBITS

FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

The financial statements filed as a part of this report are as follows:

Consolidated Balance Sheet - June 30, 2008

Consolidated Statements of Operations for the years ended June 30, 2007 and 2008, and cumulative for the period from inception (July 15, 1987) to June 30, 2008

Consolidated Statements of Owners' Equity (Deficit) as at July 15, 1987 and June 30, 2001 - 2008

Consolidated Statements of Cash Flows for the years ended June 30, 2007 and 2008 and cumulative for the period from inception (July 15,1987) to June 30, 2008

Reports filed on Form 8-K

February 14, 2008.	Increase common share authorization and creation of a Preferred Share authorization.
May 16, 2008.	Engagement of Moore & Associates to conduct the audit of our books for the years ended June 30, 2004 through 2007 inclusive and the designation of a Series A Preferred Share class.
June 23, 2008.	Issuance of 3,000,000 Preferred Shares to directors and officers

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
(k) Certificate of Amendment to the Certificate of Incorporation, filed with the Secretary of State of Delaware on July 10, 1998
(l)

Reports on 8-K

None

SIGNATURES

In accordance with Section 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TIREX CORPORATION

By /s/ JOHN L. THRESHIE, JR.

Date: October 14, 2008

John L. Threshie, Jr.
Chairman of the Board of Directors and Chief Executive Officer

In accordance with Section 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

SIGNATURES	DATE	TITLE

Principal Executive Officer:
/s/ JOHN L. THRESHIE, JR	Chairman of the Board	October 14, 2008
of Directors and Chief
John L. Threshie, Jr	Executive Officer

Principal Financial and Accounting Officer:

/s/ MICHAEL D.A. ASH	Secretary, Treasurer,	October 14, 2008
and Chief Financial and
Michael D.A. Ash	Accounting Officer

A Majority of the Board of Directors:
/s/ JOHN L. THRESHIE, JR.	Chairman of the Board	October 14, 2008
of Directors
John L. Threshie, Jr.

Henry Meier	Director

/s/ LOUIS V. MURO	Director	October 14, 2008

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

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED BALANCE SHEET

AS AT JUNE 30, 2008

June 30,
2008

ASSETS

Current Assets
Cash and cash equivalents	$-
Accounts receivable	-
Notes receivable	-
Inventory	-
Research and Experimental Development tax credits receivable	-
Total Current Assets	-

Property and equipment	25,000

Other assets
Patents	1
Investment, at cost	-
Total Other Assets	1

Total Assets	$25,001

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$1,478,922
Current portion of long-term debt	-
Total Current Liabilities	1,478,922

Other liabilities
Long-term deposits and convertible notes	306,000
Government loans (net of current)	-
Capital lease obligations (net of current)	-
Convertible notes	399,389
Convertible notes	185,556
Convertible loans	2,756,216
Total Other Liabilities	3,647,161

Total Liabilities	5,126,083

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized
1,000,000,000 shares, issued and outstanding
291,995,892 shares (June 30, 2007 - 249,895,892 shares)	291,996
Preferred stock, $.005 par value, authorized	-
3,000,000 Series A shares, issued and outstanding	-
3,000,000 Series A shares (June 30, 2007 - 0 shares)	15,000
Additional paid-in capital	25,255,619
Deficit accumulated during the development stage	(30,058,456)
Unrealized gain (loss) on foreign exchange	(605,240)
(5,101,082)

Total Liabilities and Stockholders' Equity (Deficit)	25,001

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Twelve months ended		Cumulative from
	June 30		March 26, 1993 to
	2008	2007	June 30, 2008

Revenues	$-	$-	$1,354,088

Cost of Sales	-	-	1,031,075

Gross profit	-	-	323,013

Operations
General and administrative	451,527	409,054	13,861,847
Depreciation and amortization	-	-	365,545
Research and development	-	-	15,396,966

Total Expense	451,527	409,054	29,624,358

Income (loss) before other expenses	(451,527)	(409,054)	(29,301,345)

Other expenses (income)
Interest expense	46,795	46,795	1,039,173
Interest income	-	-	(45,443)
Income from stock options	-	-	(10,855)
Gain from extinguishment of debt	-	-	(1,047,921)
Loss on disposal of equipment	-	-	4,549

Total Other expenses (income)	46,795	46,795	(60,497)

Provision for income taxes	-	-	-

Net income (loss)	(498,322)	(455,849)	(29,240,848)

Other comprehensive loss
Loss (gain) on foreign exchange	-	-	106,137

Net income (loss) and comprehensive loss	$(498,322)	$(455,849)	$(29,346,985)

Basic and Diluted net loss and comprehensive
loss per common share	$(0.00)	$(0.00)

Weighted average shares of common
stock outstanding	260,363,378	249,895,892

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

						Deficit
						Accumulated	Unrealized	Total
					Additional	During	gain (loss)	Stockholders'
	Common Stock		Preferred Stock		Paid-in	Developmental	on foreign	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	exchange	(Deficit)
Balance June 30, 1992	3,383,050	3,383	-	-	194,980	(1,057,356)	$ -	(858,993)
Stock issued for reorganization	18,650,000	18,650			76,155			94,805
Stock issued for services	100,000	100			(100)

Stock issued in exchange for Warrants	363,656	364			(364)
Forgiveness of debt					728,023			728,023
Net loss and comprehensive
loss for the year						(165,296)		(165,296)

Balance June 30, 1993	22,496,706	22,497	-	-	998,694	(1,222,652)	-	(201,461)

Stock issued for services	100,000	100			(100)			-
Exchange for Debt					149,170			149,170
Payments received for stock
previously issued					237,430			237,430
Net loss and comprehensive								-
loss for the year						(179,296)		(179,296)

Balance June 30, 1994	22,498,706	22,499	-	-	1,385,292	(1,401,948)	-	5,843

Revision of common stock	(11,900,000)	(11,900)			11,900			-
Stock issued for services	5,592,857	5,592			513,908			519,500
Exchange for Debt	200,000	200			24,300			24,500
Issuance of common stock	402,857	401			21,915			22,316
previously issued
Net loss and comprehensive								-
loss for the year						(575,771)		(575,771)

Balance June 30, 1995	16,794,420	16,792	-	-	1,957,315	(1,977,719)	-	(3,612)

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

						Deficit
						Accumulated	Unrealized	Total
					Additional	During	gain (loss)	Stockholders'
	Common Stock		Preferred Stock		Paid-in	Developmental	on foreign	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	exchange	(Deficit)
Balance June 30, 1995	16,794,420	16,792	-	-	1,957,315	(1,977,719)	-	(3,612)

Stock issued	3,975,662	5,090			846,612			851,702
Exchange for Debt	391,857	392			29,008			29,400
Issuance of common stock	710,833	710			80,161			80,871
Net loss and comprehensive								-
loss for the year						(1,127,044)		(1,127,044)

Balance June 30, 1996	21,872,772	22,984	-	-	2,913,096	(3,104,763)	-	(168,683)

Stock issued for options					912,838			912,838
Stock issued for services	5,067,912	3,955			690,234			694,189
Stock in Exchange for Debt	251,382	252			43,965			44,217
Issuance of common stock	10,257,936	10,259			335,132			345,391
Grants received					408,597			408,597
Net loss and comprehensive								-
loss for the year						(2,376,279)		(2,376,279)

Balance June 30, 1997	37,450,002	37,450	-	-	5,303,862	(5,481,042)	-	(139,730)

Stock issued for options					948,500			948,500
Stock issued for services	4,396,466	4,396			922,180			926,576
Issuance of common stock	21,795,000	21,796			1,176,755			1,198,551
Stock options issued and outstanding					1,236,913			1,236,913
Grants received					669,906			669,906
Unrealized foreign exchange							183,785	183,785
Net loss and comprehensive								-
loss for the year						(4,570,441)		(4,570,441)

Balance June 30, 1998	63,641,468	63,642	-	-	10,258,116	(10,051,483)	183,785	454,060

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

						Deficit
						Accumulated	Unrealized	Total
					Additional	During	gain (loss)	Stockholders'
	Common Stock		Preferred Stock		Paid-in	Developmental	on foreign	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	exchange	(Deficit)
Balance June 30, 1998	63,641,468	63,642	-	-	10,258,116	(10,051,483)	183,785	454,060

Stock issued for options	2,234,567	2,235			38,765			41,000
Stock issued for services	24,200,439	24,200			2,735,544			2,759,744
Shares issued in exchange for debt	3,787,947	3,788			340,164			343,952
Conversion of debentures	2,816,966	2,817			290,102			292,919
Issuance of common stock	677,966	678			49,322			50,000
Stock options issued and outstanding					385,600			385,600
Grants received					1,057,742			1,057,742
Unrealized foreign exchange							(29,142)	(29,142)
Net loss and comprehensive
loss for the year						(4,909,879)		(4,909,879)

Balance June 30, 1999	97,359,353	97,360	-	-	15,155,355	(14,961,362)	154,643	445,996

Stock issued for options	5,327,486	5,327			381,600			386,927
Stock issued for services	28,873,210	28,873			2,217,758			2,246,631
Shares issued in exchange for debt	7,342,055	7,342			382,556			389,898
Conversion of debentures	12,010,073	12,010			815,796			827,806
Issuance of common stock	221,000	221			16,039			16,260
Grants received					395,683			395,683
Unrealized foreign exchange							5,789	5,789
Net loss and comprehensive
loss for the year						(5,548,829)		(5,548,829)

Balance June 30, 2000	151,133,177	151,133	-	-	19,364,787	(20,510,191)	160,432	(833,839)

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

						Deficit
						Accumulated	Unrealized	Total
					Additional	During	gain (loss)	Stockholders'
	Common Stock		Preferred Stock		Paid-in	Developmental	on foreign	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	exchange	(Deficit)
Balance June 30, 2000	151,133,177	151,133	-	-	19,364,787	(20,510,191)	160,432	(833,839)

Stock issued for services	7,375,483	7,375			864,840			872,215
Stock issued for options	5,378,507	5,379			506,998			512,377
Shares issued in exchange for debt	11,646,312	11,646			1,547,455			1,559,101
Conversion of debentures	100,000	100			19,900			20,000
Issuance of common stock	732,929	733			39,427			40,160
Unrealized foreign exchange							(340,661)	(340,661)
Grants issued					249,294			249,294
Net loss and comprehensive loss
for the year						(3,112,138)		(3,112,138)

Balance June 30, 2001	176,366,408	176,366	-	-	22,592,701	(23,622,329)	(180,229)	(1,033,491)

Stock issued for services	18,466,162	18,466			314,859			333,325
Shares issued in exchange for debt	24,075,502	24,076			1,649,442			1,673,518
Issuance of common stock	5,849,487	5,850			61,897			67,747
Unrealized foreign exchange							(19,940)	(19,940)
Net loss and comprehensive loss
for the year						(3,421,460)		(3,421,460)

Balance June 30, 2002	224,757,559	224,758	-	-	24,618,899	(27,043,789)	(200,169)	(2,400,301)

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

						Deficit
						Accumulated	Unrealized	Total
					Additional	During	gain (loss)	Stockholders'
	Common Stock		Preferred Stock		Paid-in	Developmental	on foreign	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	exchange	(Deficit)
Balance June 30, 2002	224,757,559	224,758	-	-	24,618,899	(27,043,789)	(200,169)	(2,400,301)

Stock issued for services	5,455,000	5,455			130,920			136,375
Shares issued in exchange for debt	15,400,000	15,400			441,183			456,583
Issuance of common stock	4,283,333	4,283			31,217			35,500
Unrealized foreign exchange							(182,365)	(182,365)
Net loss and comprehensive loss
for the year						(1,561,375)		(1,561,375)

Balance June 30, 2003	249,895,892	249,896	-	-	25,222,219	(28,605,164)	(382,534)	(3,515,583)

Unrealized foreign exchange							(30,325)	(30,325)
Net profit (loss) and comprehensive
profit (loss) for the year						298,216		298,216

Balance June 30, 2004	249,895,892	249,896	-	-	25,222,219	(28,306,948)	(412,859)	(3,247,692)

Unrealized foreign exchange							(63,448)	(63,448)
Net loss and comprehensive loss
for the year						(576,766)		(576,766)

Balance June 30, 2005	249,895,892	249,896	-	-	25,222,219	(28,883,714)	(476,307)	(3,887,906)

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

						Deficit
						Accumulated	Unrealized	Total
					Additional	During	gain (loss)	Stockholders'
	Common Stock		Preferred Stock		Paid-in	Developments	on foreign	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	exchange	(Deficit)
Balance June 30, 2005	249,895,892	249,896	-	-	25,222,219	(28,883,714)	(476,307)	(3,887,906)

Unrealized foreign exchange							(78,596)	(78,596)
Net loss and comprehensive loss
for the year						(220,572)		(220,572)

Balance June 30, 2006	249,895,892	249,896	-	-	25,222,219	(29,104,286)	(554,903)	(4,187,074)

Unrealized foreign exchange							(44,174)	(44,174)
Net loss and comprehensive loss
for the year						(455,849)		(455,849)

Balance June 30, 2007	249,895,892	249,896	-	-	25,222,219	(29,560,135)	(599,077)	(4,687,097)

Common stock issued for services	42,100,000	42,100			33,400			75,500
Preferred stock issued			3,000,000	15,000				15,000
Unrealized foreign exchange							(6,163)	(6,163)
Net loss and comprehensive loss
for the year						(498,322)		(498,322)

Balance June 30, 2008	291,995,892	291,996	3,000,000	15,000	25,255,619	(30,058,457)	(605,240)	(5,101,082)

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Twelve months ended		Cumulative from
	June 30		March 26, 1993 to
	2008	2007	June 30, 2008

Cash flows from operating activities:

Net loss	$(498,322)	$(455,849)	$(29,346,985)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	-	389,304
(Gain) loss on disposal and abandonment of assets	-	-	2,005,498
Stock issued in exchange for interest	-	-	169,142
Stock issued in exchange for services and expenses	-	-	10,574,972
Stock options issued in exchange for services	-	-	3,083,390
Unrealized (loss) gain on foreign exchange	(6,163)	(44,174)	(605,240)
Other non-cash items	495,196	358,500	914,914

Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	-	-	-
Inventory	-	-	(73,323)
Sales tax receivable	-	-	(36)
Research and experimental development tax credits receivable	-	-	-
Other assets	-	-	(10,120)
(Decrease) increase in :
Accounts payables and accrued liabilities	(115,711)	(37,477)	2,017,466
Accrued salaries	125,000	125,000	823,152
Due to stockholders	-	-	5,000

Net cash used in operating activities	-	(54,000)	(10,052,866)

Cash flow from investing activities:
Increase in notes receivable	-	-	(259,358)
Reduction in notes receivable	-	-	237,652
Investment	-	-	(89,500)
Equipment	-	-	(321,567)
Equipment assembly costs	-	-	(1,999,801)
Organization cost	-	-	6,700
Reduction in security deposit	-	-	(1,542)

Net cash used in investing activities	-	-	(2,427,416)

Cash flow from financing activities:
Loans from related parties			4,354,835
Deferred financing costs	-	-	180,557
Proceeds from deposits	-	-	143,500
Payments on notes payable	-	-	(409,939)
Proceeds from convertible notes	-	-	754,999
Proceeds from notes payable	-	54,000	524,639
Payments on lease obligations	-	-	(86,380)
Proceeds from issuance of convertible subordinated debentures	-	-	1,035,000
Proceeds from loan payable	-	-	591,619
Payments on loan payable	-	-	(488,439)
Proceeds from issuance of stock options	-	-	20,000
Proceeds from grants	-	-	3,628,277
Proceeds from issuance of common stock	-	-	85,582
Proceeds from additional paid-in capital	-	-	2,145,775

Net cash provided by financing activities	-	54,000	12,480,025

Net (decrease) increase in cash and cash equivalents	-	-	(257)

Cash and cash equivalents - beginning of period	-	-	257

Cash and cash equivalents - end of period	$-	$-	$-

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Twelve months ended		Cumulative from
	June 30		March 26, 1993 to
	2008	2007	June 30, 2008

Supplemental Disclosure of Non-Cash Activities:
During the year ended June 30, 2008, the Company did not issue common stock in recognition of the payment of debt. During the year ended June 30, 2007, the
Company did not issue common stock in recognition of the payment of debt.

During the year ended June 30, 2008, the Company issued 42,100,000 common shares in exchange for services performed. During the year ended June 30, 2007, the
Company did not issue common stock in exchange for services performed.

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-	$232,748

Income taxes paid	$-	$-	$-

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 1     SUMMARY OF ACCOUNTING POLICIES

NATURE OF BUSINESS

The Tirex Corporation (the "Company") was incorporated under the laws of the State of Delaware on August 19, 1987 as Tirex America, Inc. The Company was originally organized to provide comprehensive health care services, but due to its inability to raise sufficient capital, was unable to implement its business plan. The Company became inactive in November 1990.

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

CHANGE OF NAME

On July 11, 1997, the Company changed its name from Tirex America, Inc. to The Tirex Corporation.

DEVELOPMENTAL STAGE

At June 30, 2008, the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

BASIS OF CONSOLIDATION

The consolidated financial statements include the consolidated accounts of The Tirex Corporation, Tirex Canada R&D Inc., The Tirex Corporation Canada Inc., Tirex Advanced Products Quebec Inc. and Tirex Acquisition Corp., all of these subsidiaries currently being dormant. Certain of these companies have actually been de-registered by government authorities but could easily be revived if circumstances would warrant such action. Tirex Canada R&D Inc. is held 51% by two shareholders of the Company. The shares owned by these shareholders are held in escrow by the Company's attorney and are restricted from transfer thereby, substantively for recording purposes, allowing for a full consolidation of this Company. The Tirex Corporation Canada Inc., Tirex Advanced Products Quebec Inc. and Tirex Acquisition Corp. are 100% held by the Company. All subsidiary companies are dormant. All inter-company transactions and accounts have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, all highly liquid debt instruments purchased with a maturity of three months or less, were deemed to be cash equivalents.

INVENTORY

The Company policy is to value inventory, which could consist of finished goods and equipment held for resale, at the lower of cost (first-in, first-out method) or market. At present, the Company has no inventory.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

PROPERTY AND EQUIPMENT

The Company policy is to record Property and equipment at cost less accumulated depreciation and provisions for write-downs. Depreciation is computed using the straight-line method over the estimated useful lives of five years. No depreciation is recorded for equipment written down to salvage value. The Company has written off its equipment.

The Company policy is that repairs and maintenance costs are expensed as incurred while additions and betterments are capitalized. The cost and related accumulated depreciation of assets sold or retired are eliminated from the accounts and any gains or losses are reflected in earnings.

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
JUNE 30, 2008

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company's financial instruments, which principally include cash, note receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

The fair values of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At June 30, 2008 and June 30, 2007, respectively, the carrying value of all financial instruments was not materially different from fair value.

INCOME TAXES

The Company has net operating loss carryovers of approximately $30.2 million as of June 30, 2008, expiring through 2028. However, based upon present Internal Revenue Service regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock and there has been a change in control as defined by the Internal Revenue Service regulations, a substantial portion of this loss carryover may not be available to the Company.

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

The Company does not currently have research and experimental development tax credits receivable from the Canadian Federal government and the Quebec Provincial government as at June 30, 2008.

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

Note 2     GOING CONCERN

As reported in the accompanying financial statements, the Company incurred a net loss of $498,322 for the year ended June 30, 2008 and a net loss of $455,849 for the year ended June 30, 2007.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

In March 1993, the Company had begun its developmental stage with a new business plan. As of March 2000, the Company had developed a production quality prototype of its patented system for the disintegration of scrap tires, but nonetheless continued its research and development efforts to improve the machine's performance and to permit greater flexibility in design for specific customer applications. Due to the Company’s lack of working capital during the year ended June 30, 2002, all rubber crumb production was suspended and research and development efforts have been hampered. Pending receipt of funding from operations, government assistance, loans or equity financing, crumb rubber production and previous research and development efforts will not be resumed. While the Company has engaged the process of marketing the TCS System to numerous potential clients since the beginning of the fiscal year commencing July 1, 2000, as of June 30, 2008, the Company had not yet consummated an unconditional purchase order for a TCS System.

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

As at June 30, 2008, plant and equipment consisted of the following:

Furniture, fixtures and equipment	$149,516
Manufacturing equipment	62,400
Subtotal	211,916

Less: Accumulated depreciation and amortization	186,916

Total	$ 25,000

A valuation write-down charged to operations for the year ended June 30, 2008 was zero. Depreciation and amortization expense charged to operations for the year ended June 30, 2007 was zero.

Note 4     PATENTS

The Company’s technology is patent protected in both the United States and Canada. Patent maintenance fees are current in both countries. The valuation on the Balance Sheet reflects recognition of valid patents and does not attempt to establish true commercial value.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 5     CAPITAL LEASE OBLIGATIONS

The Company leased certain manufacturing equipment under agreements classified as capital leases. The cost and the accumulated amortization for such equipment as of June 30, 2008 and June 30, 2007 was $62,400 and $62,400, respectively. The Company is in arrears on payment of these leases but default has not been declared. The lease expired on June 30, 2004.

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

Note 7     CONVERTIBLE NOTES

The Convertible Notes appearing on the balance sheet consisted of an investment arrangement with a group of institutional investors involving a multi-stage financing under which the Company had access to, at its option, up to $5,000,000. A first tranche of $750,000 was completed but no further draw downs were made. The terms of the convertible note were:

Balance at June 30, 2008	$399,389

Interest rate	8%, payable quarterly, commencing
June 30, 2001

Issue date	February 26, 2001

Maturity date	February 26, 2003

Redemption rights	If not converted, the holder may require the Company to redeem at any time after maturity for the principal amount plus interest.

Conversion ratio	Lower of (i) – 80% of the average of the three lowest closing bid prices for the thirty trading days prior to the issue date, which equals $.073, or (ii) – 80% of the average of the three lowest closing bid prices for the sixty trading days prior to the conversion date.

Common stock warrants	The Convertible Notes carried an option to purchase Common stock warrants at the rate of one Warrant for each $1.25 of purchase price. The exercise price on the first tranche of $ 750,000 is $ .077 per share.

Certain current and previous Directors and Officers of the Company have pledged approximately 12,000,000 of their personal shares of Common Stock of the Company as security for the Convertible Notes until such time as the Company files with the Securities and Exchange Commission a Registration Statement on Form SB-2, to register common stock and warrants issuable upon the conversion of the notes, no later than 150 days after the issue date of the Convertible Notes. This deadline was not met and, as such, the investors served a notice of default to the Company on July 19, 2001. The Registration Statement was never declared effective by the Securities and Exchange Commission and was eventually withdrawn. Thus, the Convertible Notes cannot be converted to Common Stock nor may the Common Stock warrants be exercised. On April 24, 2002 the Company entered into a Settlement Agreement with the Note holders. The Company was forced to default on this Settlement Agreement. Accordingly, the terms of the Convertible Notes have become effective once again. 8,371,597 collateral shares provided to the investors were the property of former Tirex Director, Louis A, Sanzaro, now deceased. The shares due to Louis A. Sanzaro have been issued subsequent June 30, 2008 to a family member. The collateral shares provided by Louis V. Muro, 1,723,514 shares, were replaced subsequent to June 30, 2008. The collateral shares provided by John L. Threshie Jr., 1,891,204 shares, had not been replaced as of October 2, 2008.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 8     CONVERTIBLE NOTES

A convertible note, under a private arrangement, consists of the following:

Balance at June 30, 2008	$ 185,556

Interest rate	8%

Issue date	July 19th, 2000

Maturity date	January 19th, 2002

Redemption rights	If not converted, the holder may require the Company to redeem at any time after maturity for the principal amount plus interest.

Conversion ratio	Not convertible prior to July 19th, 2001, at 20% discount to market between July 19th, 2001 and January 19th, 2002 or at 25% to market if held to maturity, to a maximum of not more than 2,500,000 shares.

Since Fiscal year 2006, the expenses of the Company have been funded by a series of non-interest bearing convertible loans with no specific terms of repayment made by a significant number of individuals investing modest amounts for a grand total of U.S.$203,800. These investors, fully cognizant of the Company’s situation and so documented in writing, accepted that their investments were being made and represented by a convertible debt, the conversion of which could occur only once the Company would have shares available for issuance. These debts are convertible at fixed prices rather than as a discount to market.

	Fiscal year	Fiscal year	Fiscal year	Fiscal year	Fiscal year	Fiscal year
	2006&2007	2008 Q-1	2008 Q-2	2008 Q-3	2008 Q-4	2009 Q-1
Dollars received	$114,700	$10,700	$19,400	$22,000	$25,000	$12,000
Shares	26,040,000	3,840,000	5,460,000	5,400,000	7,000,000	2,400,000

Of the above shares, 28,680,000 were issued, unrestricted, subsequent to June 30, 2008. The remaining 21,460,000 shares will be issued progressively during Fiscal year 2009.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 9     RELATED PARTY TRANSACTIONS

Convertible loans include amounts primarily due to Directors, Officers and employees. Historically, such amounts due have been repaid through the issuance of stock. At June 30, 2008 and June 30, 2007, the balances owing to Directors and Officers was $2,609,429 and $2,284,429, respectively. These amounts are without interest or terms of repayment.

Long-term deposits and notes included an amount of $118,500 at June 30, 2008, which is payable to Ocean Tire Recycling & Processing Co., Inc., a company previously owned by a former Director of the Company, Louis A. Sanzaro, deceased approximately 30 months ago. The Company negotiated a Settlement Agreement with the family of Louis A. Sanzaro with respect to lease obligations and other expenses paid by Mr. Sanzaro, under which the Company would issue a total of 50 million shares. 20 million shares were issued during the fourth quarter of Fiscal year 2008 and a further 15 million shares were issued in the first quarter of Fiscal year 2009. There thus remains 15 million shares to be issued.

Note 10     COMMON STOCK

During the year ended June 30, 2008, the Company issued 42,100,000 common shares for services performed and in partial payment of a Settlement Agreement under Securities Act Regulation 10(a)3. During the year ended June 30, 2007, the Company did not issue any common stock in exchange for services performed.

During the year ended June 30, 2004, an Officer of the Company exercised stock options pursuant to a services agreement. These shares were issued during the first quarter of Fiscal year 2009. The exercise of these stock options entitled the Officer to 1,500,000 common shares of the Company on a cash-less basis.

On January 31, 2001, the Company's stockholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of Common stock, par value $0.001, from 165,000,000 shares to 250,000,000 shares.

On February 11, 2008, the Company's Board of Directors approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of Common stock, par value $0.001, from 250,000,000 shares to 1,000,000,000 shares.

As at June 30, 2008, the Company had 291,995,892 Common shares issued and outstanding, versus its authorization of 1,000,000,000 shares.

Note 11     PREFERRED STOCK

On May 12, 2008, the Company’s Board of Directors approved an amended Certificate of Designation with respect to the authorization and issuance of up to 3,000,000 Series A Preferred shares, an increase from the 1,000,000 shares of Series A Preferred stock that were authorized to be issued in the Certificate of Designation of Series A Preferred stock passed by the Board of Directors on February 12, 2008. No cash dividends shall be paid with respect to the shares of Series A Preferred stock. The Series A Preferred stock shall give its holders the right to 100 votes per share on any matter properly before the shareholders for a vote. The voting rights of the Series A Preferred stock shall be subject to all splits and each share will be convertible into 5 shares of Common stock upon the earlier of: (i) the holders’ election or (ii) January 8, 2009. The holders of all shares of Series A Preferred stock shall not be subject to any non-cash distributions to holders of shares of Common stock, including without limitation, stock dividends, stock splits and securities issued in a recapitalization. In the event of liquidation or winding up of the Corporation, the holders of the Series A Preferred stock will be entitled to receive, prior and in preference to the holders of the Common stock, an amount up to but not greater than the original purchase price per share of Series A Preferred stock, notwithstanding the par value of the Series

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

A Preferred stock. These three million Series A Preferred Shares were issued to three Directors and Officers in June 2008.

Note 12 GOVERNMENT ASSISTANCE

The Company was eligible for and made claims for tax credits related to scientific research and experimental development expenditures made in Canada in previous years. These amounts, under Canadian Federal and Provincial tax law in conjunction with its annual tax return filings, need not be offset against taxes otherwise payable to become refundable to the Company at the end of its fiscal year. As such, during the year ended June 30, 2003, the Company received approximately $246,970, which was recorded as an increase in stockholders’ equity paid-in capital. During the years ended June 30, 2004 and June 30, 2005 and the three month period ended September 30, 2005, the Company did not make any additional claims for tax credits as it was not eligible to do so and, as such, the Company did not record any additional tax credits receivable. The previous receivable balance in respect of tax credits from these governments went from $246,970 as of June 30, 2002 to zero as of June 30, 2003 and remained as such as of June 30, 2004, June 30, 2005, June 30, 2006, June 30, 2007 and June 30, 2008.

Note 13     COMMITMENTS

Rental expense for the year ended June 30, 2008 amounted to zero. Rental expense for the year ended June 30, 2007 amounted to zero.

At June 30, 2008, the Company was in arrears of rent, including interest and related charges, in the approximate amount of $560,000 related to its former occupation of premises in Montreal up to the end of Fiscal year 2003. A settlement agreement with the former landlord is in place under the terms of which the Company would pay to the former landlord the sum of $140,000 from the proceeds to the Company of revenues from each of the first four sales of TCS Systems.

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
JUNE 30, 2008

Note 15     ACCUMULATED OTHER COMPREHENSIVE INCOME

The deficit accumulated during the development stage included accumulated comprehensive other income totaling $103,396.

Note 16     SUBSEQUENT EVENTS

Following June 30, 2008, the Fiscal year-end of the Company, the Company proceeded with several share issuances to reduce debt, reduce accrued salaries payable, compensate private placement investors who had lent cash to Tirex via Tirex President, John L. Threshie Jr., to sustain Tirex at a time when shares were not available for issuance and to compensate various consultants and legal professionals.

Description	Shares
Common Shares outstanding as of June 30, 2008	291,995,892

Shares issued pursuant to Securities Act Regulation 10 (a) 3	20,000,000
Shares issued pursuant to negotiated debt settlement with Sanzaro estate	15,000,000
Shares issued to investors having provided loans	28,680,000
Shares issued to executives, consultants and their donees	231,969,800
Shares issued to legal counsel	10,000,000
Shares issued to replace collateral shares sold	10,095,111

Total shares issued from July 1, 2008 to October 2, 2008	315,924,911

Shares outstanding as of October 2, 2008	607,920,803

Commitments to issue additional shares
Shares issuable pursuant to Securities Act Regulation 10 (a) 3	68,000,000
Shares issuable pursuant to negotiated debt settlement with Sanzaro estate	15,000,000
Shares issuable to replace collateral shares sold	1,891,204
Shares issuable to consultants	42,000,000
Shares issuable pursuant to exercised executive option – cashless basis	2,000,000
Shares issuable to persons having provided loans	20,260,000
Shares issuable against assigned convertible notes	6,500,000
Shares issuable to legal counsel	40,000,000

TOTAL SHARES ISSUABLE AFTER OCTOBER 2, 2008	195,651,204

Common shares outstanding as of October 2, 2008 plus committed	803,572,007

Reserve for conversion of Preferred shares	15,000,000
Reserve for exercise of Executive options still outstanding	14,000,000

Potential common shares outstanding	832,572,007

	Restricted	Unrestricted
Shares issued during the 4th quarter of fiscal 2008		42,100,000
Shares issued from July 1 to October 2, 2008	95,648,514	222,276,397
Shares issuable after October 2, 2008 - known	3,891,204	183,760,000