Form 10KSB/A
period 2004-06-30
Tirex CORP
filed 2008-10-30
CIK 823072

UNITED STATES
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

Yes [X] No [ ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB/A. [X]

$nil
(Issuer's revenues for its most recent fiscal year)

$4,998 (as of September 30, 2004)
(Aggregate market value of the voting stock held by non-affiliates of the Issuer)

249,895,892 (as of September 30, 2004)
(Number of shares outstanding of each of the Issuer's classes of common stock)

Transitional Small Business Disclosure Format (check one) Yes [ ]     No [X]

DOCUMENTS INCORPORATED BY REFERENCE
into Part I

Annual Report of the Company on Form 10-KSB/A for  the year ended June 30, 2004

Quarterly Reports of the Company on Form 10-QSB for the quarters ended September 30, 2003, December 31, 2003, and March 31, 2004

Current Reports on Forms 8-K of the Company

(none)

EXPLANATORY NOTE

The primary purpose of this amended Report 10-KSB is to replace the unaudited financial statements included with the original filings with audited financial statements, these statements having been retroactively audited by Moore & Associates, whose services were engaged in 2008. To the extent of some minor variations in the financial statements, as a result of the audit, the Liquidity and Capital Resources sub-section of the Management Discussion and Analysis has been modified to reflect the numbers of the audited financial statements. There have been no other material changes.

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

Canadian Government, and Government Sponsored Loans and Grants

    We have in the past also received financial assistance by way of loans and grants from Canadian and Quebec governmental agencies for the design and development of the TCS-1 Plant and for export market development. All of the activities for which these loans were approved have been completed and we have received the funds approved. Approximately 80% of the loans previously received have been repaid. Of the remaining approximately CA $150,000 (approximately US$114,000 using a $0.76 exchange rate) US$66,500 will be forgiven if the Company does not realize any sales in Spain and Portugal prior to June 30, 2004 and a further approximately US$14,800 will also be forgiven if there are no sales in Spain and / or Portugal prior to June 30, 2007.

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

    In January 2003, the Company entered into a License Agreement with Simpro S.p.A. for exclusive manufacturing rights and for non-exclusive marketing rights with respect to TCS Systems. Simpro is actually proposing construction of a new demonstration model in Italy, which it plans to use to support their marketing efforts. To date, Simpro has not sold any systems.

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

Liquidity and Capital Resources

As of June 30, 2004, we had total assets of $25,001 as compared to $233,298 as at June 30, 2003 reflecting a decrease of $208,297. Total assets as at June 30, 2003 had reflected a previous decrease of $1,069,657 over $1,302,955 in total assets as at June 30, 2002. The decrease in total assets at June 30, 2004 is attributable to: (i) a decrease in Notes Receivable in the amount of $20,475 from $20,475 as at June 30, 2003 to zero as at June 30, 2004; (ii) a decrease in Inventory in the amount of $73,323 from $73,323 as at June 30, 2003 to zero as at June 30, 2004; (iii) a decrease in Property and Equipment in the amount of $25,000 from $50,000 as at June 30, 2003 to $25,000 as at June 30, 2004; (iv) a decrease in Investment in the amount of $89,500 from $89,500 as at June 30, 2003 to zero as at June 30, 2004; (v) an increase in Patents in the amount of $1 from zero as at June 30, 2003 to $1 as at June 30, 2004.

As of June 30, 2004, the Company had total liabilities of $3,272,693 as compared to $4,094,837 at June 30, 2003, reflecting a decrease in liabilities of $822,144. Total liabilities at June 30, 2003 had reflected a previous increase of $45,697 over $4,049,140 in total liabilities at June 30, 2002. The decrease in total liabilities at June 30, 2004 is attributable to: (i) a decrease in Accounts Payable and Accrued Liabilities and current portion of Long-Term Debt in the amount of $828,050 from $1,877,539 as of June 30, 2003 to $1,049,489 as of June 30, 2004; (ii) a decrease in Government Loans in the amount of $87,080 from $87,080 as of June 30, 2003 to zero as of June 30, 2004; (iii) a decrease in Convertible Notes in the amount of $345,884 from $932,240 as of June 30, 2003 to $586,356 as of June 30, 2004; (iv) an increase in Convertible Loans in the amount of $438,869 from $794,923 as of June 30, 2003 to $1,233,792 as of June 30, 2004.

Reflecting the foregoing, the financial statements indicate that as at June 30, 2004, the Company had a working capital deficit (current assets minus current liabilities) of $1,049,489 and that as at June 30, 2003, the Company had a working capital deficit of $1,783,741, a working capital deficit decrease of $734,252. There were significant changes in current assets, as noted above, while there were reductions to current liabilities due to third parties represented by Accounts Payable and Accrued Liabilities.

The success of the tire recycling equipment manufacturing business and the Company’s ability to continue as a going concern will be dependent upon the ability of the Company to obtain adequate financing to commence profitable, commercial manufacturing and sales activities and the TCS Systems’ ability to meet anticipated performance specifications on a continuous, long term, commercial basis.

As noted above, the Company is presently in the early stages of the business of manufacturing and selling TCS Systems. The Company will commence manufacturing operations with respect to TCS Systems, either directly or through licensees, upon receipt of firm purchase orders, either directly or through strategic market development partners. While progress to this end has proven frustrating so far, the Company believes that we will be able to secure such purchase orders in the future. The Company had only incidental revenues from operations during Fiscal years 2002 related to the sale of a relatively small quantity of crumb rubber and no revenues for Fiscal 2003. Unless and until the Company successfully develops the marketing and manufacturing operations related to TCS Systems on a full-scale commercial basis, the Company will continue to generate inadequate revenues from operations to support our monthly cash requirements. Except for the incidental revenues from the sale of a relatively small quantity of crumb rubber, the Company has never engaged in any significant commercial activities.

The financial statements, which are included in this report, reflect total general and administrative expenses of $666,267 for fiscal 2004, which reflects a decrease of $789,863 over Fiscal 2003, when general and administrative expenses were $1,456,130. During fiscal 2004, the Company’s total operating costs decreased by $1,859,591 from $1,561,375 for fiscal 2003 to ($298,216) for fiscal 2004. A large part of the decrease is the result of a gain from extinguishment of debt in the amount of $1,047,921 and the suspension of Research and Development activities during Fiscal 2003. The decrease in total operating costs also was the result of a decrease in general and administrative expenses, as noted above, in the amount of $789,863.

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

From inception (July 15, 1987) through June 30, 2004, the Company has incurred a cumulative net loss of $28,652,832. Approximately $1,057,356 of such cumulative net loss was incurred prior to the inception of the Company’s present business plan in connection with the Company’s discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced the proposed health care operations and therefore, generated no revenues therefrom.

ITEM 7. FINANCIAL STATEMENTS

    Our financial statements required to be included in this Report pursuant to Item 310(a) of Regulation S-B, are set forth below.

ITEM 8. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Following the end of Fiscal 2004, our independent certifying accountant informed us that he was abandoning all SEC-oriented work. Thus, we have had to change our certifying accountant effective with the annual financial statements for the year ended June 30, 2004. The resignation of our former certifying accountant was not related in any way to any disputes respecting the Company’s accounting or its financial disclosures to shareholders or other interested parties. Based on the recommendation of our former certifying accountant, the Company subsequently engaged Moore & Associates as its new certifying accountant. Prior to this most recent change, there had been no resignation or dismissal of our principal independent accountant during the two most recent fiscal years.

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

THE TIREX CORPORATION

By /s/ JOHN L. THRESHIE, JR.

Date: October 14, 2004	John L. Threshie, Jr.
Chairman of the Board of Directors and
Chief Executive Officer

In accordance with Section 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
Principal Executive Officer:
	Chairman of the Board	October 15, 2004
/s/ JOHN L. THRESHIE, JR	of Directors and Chief
John L. Threshie, Jr	Executive Officer

Principal Financial and Accounting Officer:

	Secretary, Treasurer,	October 14, 2004
/s/ MICHAEL D.A. ASH	and Chief Financial and
Michael D.A. Ash	Accounting Officer

A Majority of the Board of Directors:
	Chairman of the Board	October 14, 2004
/s/ JOHN L. THRESHIE, JR.	of Directors
John L. Threshie, Jr.

October 14, 2004
/s/ LOUIS SANZARO	Director
Louis Sanzaro

October 14, 2004
/s/ LOUIS V. MURO	Director
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

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of The Tirex Corporation as of June 30, 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 2004 and 2003 and cumulative from March 26, 1993 to June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Tirex Corporation as of June 30, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2004 and 2003 and cumulative from March 26, 1993 to June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated deficit of $27,620,477 since inception and has uncertainty as to its ability to generate revenue and to raise sufficient capital. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moore & Associates Chartered

Moore & Associates Chartered
Las Vegas, Nevada
October 1, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED BALANCE SHEET
AS AT JUNE 30, 2004
June 30,
2004

ASSETS

Current Assets
Cash and cash equivalents	$-
Accounts receivable	-
Notes receivable	-
Inventory	-
Research and Experimental Development tax credits receivable	-
Total Current Assets	-

Property and equipment	25,000

Other assets
Patents	1
Investment, at cost	-
Total Other Assets	-

Total Assets	$25,001

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$1,049,489
Current portion of long-term debt	-
Total Current Liabilities	1,049,489

Other liabilities
Long-term deposits and notes	217,500
Government loans (net of current)	-
Capital lease obligations (net of current)	-
Convertible notes	586,356
Convertible note	185,556
Convertible loans	1,233,792
Total Other Liabilities	2,223,204

Total Liabilities	3,272,693

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized
250,000,000 shares, issued and outstanding
249,895,892 shares (June 30, 2003 - 249,895,892 shares)	249,896
Additional paid-in capital	25,222,219
Deficit accumulated during the development stage	(28,306,948)
Unrealized gain (loss) on foreign exchange	(412,859)
Total Stockholders' Equity (Deficit)	(3,247,692)

Total Liabilities and Stockholders' Equity (Deficit)	$25,001

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Twelve months ended		Cumulative from
	June 30		March 26, 1993 to
	2004	2003	June 30, 2004

Revenues	$-	$-	$1,354,088

Cost of Sales	-	-	1,031,075

Gross profit	-	-	323,013

Operations
General and administrative	666,267	981,170	12,303,342
Depreciat	-	24,960	365,545
Research and development	-	450,000	15,396,966

Total Expense	666,267	1,456,130	28,065,853

Loss before other expenses (income)	(666,267)	(1,456,130)	(27,742,840)

Other expenses (income)
Interest expense	83,438	105,245	846,169
Interest income	-	-	(45,443)
Income from stock options	-	-	(10,855)
Gain from extinguishment of debt	(1,047,921)	-	(1,047,921)
Loss on disposal of equipment	-	-	4,549

Total Other expenses (income)	(964,483)	105,245	(253,501)

Provision for income taxes	-	-	-

Net income (loss)	298,216	(1,561,375)	(27,489,339)

Other comprehensive loss
Loss (gain) on foreign exchange	-	-	106,137

Net loss and comprehensive loss	$298,216	$(1,561,375)	$(27,595,476)

Basic and Diluted net loss and comprehensive
loss per common share	$(0.01)	$(0.01)

Weighted average shares of common
stock outstanding	249,895,892	237,326,726

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
				Deficit
				Accumulated	Unrealized
			Additional	During	gain (loss)	Total
	Common Stock		Paid-in	Developmental	on foreign	Stockholders'
	Shares	Amount	Capital	Stage	exchange	Equity (Deficit)
Balance June 30, 1992	3,383,050	3,383	194,980	(1,057,356)	$ -	(858,993)
Stock issued for reorganization	18,650,000	18,650	76,155			94,805
Stock issued for services	100,000	100	(100)

Stock issued in exchange for Warrants	363,656	364	(364)
Forgiveness of debt			728,023			728,023
Net loss and comprehensive
loss for the year				(165,296)		(165,296)

Balance June 30, 1993	22,496,706	22,497	998,694	(1,222,652)	-	(201,461)

Stock issued	2,000	2	(2)			-
Exchange for Debt			149,170			149,170
Payments received for stock
previously issued			237,430			237,430
Net loss and comprehensive						-
loss for the year				(179,296)		(179,296)

Balance June 30, 1994	22,498,706	22,499	1,385,292	(1,401,948)	-	5,843

Revision of common stock	(11,900,000)	(11,900)	11,900			-
Stock issued for services	5,592,857	5,592	513,908			519,500
Exchange for Debt	200,000	200	24,300			24,500
Issuance of common stock	402,857	401	21,915			22,316
previously issued
Net loss and comprehensive						-
loss for the year				(575,771)		(575,771)

Balance June 30, 1995	16,794,420	16,792	1,957,315	(1,977,719)	-	(3,612)

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
				Deficit
				Accumulated	Unrealized
			Additional	During	gain (loss)	Total
	Common Stock		Paid-in	Developmental	on foreign	Stockholders'
	Shares	Amount	Capital	Stage	exchange	Equity (Deficit)
Balance June 30, 1995	16,794,420	16,792	1,957,315	(1,977,719)	-	(3,612)

Stock issued	3,975,662	5,090	846,612			851,702
Exchange for Debt	391,857	392	29,008			29,400
Issuance of common stock	710,833	710	80,161			80,871
Net loss and comprehensive						-
loss for the year				(1,127,044)		(1,127,044)

Balance June 30, 1996	21,872,772	22,984	2,913,096	(3,104,763)	-	(168,683)

Stock issued for options			912,838			912,838
Stock issued for services	5,067,912	3,955	690,234			694,189
Stock in Exchange for Debt	251,382	252	43,965			44,217
Issuance of common stock	10,257,936	10,259	335,132			345,391
Grants received			408,597			408,597
Net loss and comprehensive						-
loss for the year				(2,376,279)		(2,376,279)

Balance June 30, 1997	37,450,002	37,450	5,303,862	(5,481,042)	-	(139,730)

Stock issued for options			948,500			948,500
Stock issued for services	4,396,466	4,396	922,180			926,576
Issuance of common stock	21,795,000	21,796	1,176,755			1,198,551
Stock options issued and outstanding			1,236,913			1,236,913
Grants received			669,906			669,906
Unrealized foreign exchange					183,785	183,785
Net loss and comprehensive						-
loss for the year				(4,570,441)		(4,570,441)

Balance June 30, 1998	63,641,468	63,642	10,258,116	(10,051,483)	183,785	454,060

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
				Deficit
				Accumulated	Unrealized
			Additional	During	gain (loss)	Total
	Common Stock		Paid-in	Developmental	on foreign	Stockholders'
	Shares	Amount	Capital	Stage	exchange	Equity (Deficit)
Balance June 30, 1998	63,641,468	63,642	10,258,116	(10,051,483)	183,785	454,060

Stock issued for options	2,234,567	2,235	38,765			41,000
Stock issued for services	24,200,439	24,200	2,735,544			2,759,744
Shares issued in exchange for debt	3,787,947	3,788	340,164			343,952
Conversion of debentures	2,816,966	2,817	290,102			292,919
Issuance of common stock	677,966	678	49,322			50,000
Stock options issued and outstanding			385,600			385,600
Grants received			1,057,742			1,057,742
Unrealized foreign exchange					(29,142)	(29,142)
Net loss and comprehensive
loss for the year				(4,909,879)		(4,909,879)

Balance June 30, 1999	97,359,353	97,360	15,155,355	(14,961,362)	154,643	445,996

Stock issued for options	5,327,486	5,327	381,600			386,927
Stock issued for services	28,873,210	28,873	2,217,758			2,246,631
Shares issued in exchange for debt	7,342,055	7,342	382,556			389,898
Conversion of debentures	12,010,073	12,010	815,796			827,806
Issuance of common stock	221,000	221	16,039			16,260
Grants received			395,683			395,683
Unrealized foreign exchange					5,789	5,789
Net loss and comprehensive
loss for the year				(5,548,829)		(5,548,829)

Balance June 30, 2000	151,133,177	151,133	19,364,787	(20,510,191)	160,432	(833,839)

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
				Deficit
				Accumulated	Unrealized
			Additional	During	gain (loss)	Total
	Common Stock		Paid-in	Developmental	on foreign	Stockholders'
	Shares	Amount	Capital	Stage	exchange	Equity (Deficit)
Balance June 30, 2000	151,133,177	151,133	19,364,787	(20,510,191)	160,432	(833,839)

Stock issued for services	7,375,483	7,375	864,840			872,215
Stock issued for options	5,378,507	5,379	506,998			512,377
Shares issued in exchange for debt	11,646,312	11,646	1,547,455			1,559,101
Conversion of debentures	100,000	100	19,900			20,000
Issuance of common stock	732,929	733	39,427			40,160
Unrealized foreign exchange					(340,661)	(340,661)
Grants issued			249,294			249,294
Net loss and comprehensive loss
for the year				(3,112,138)		(3,112,138)

Balance June 30, 2001	176,366,408	176,366	22,592,701	(23,622,329)	(180,229)	(1,033,491)

Stock issued for services	18,466,162	18,466	314,859			333,325
Shares issued in exchange for debt	24,075,502	24,076	1,649,442			1,673,518
Issuance of common stock	5,849,487	5,850	61,897			67,747
Unrealized foreign exchange					(19,940)	(19,940)
Net loss and comprehensive loss
for the year				(3,421,460)		(3,421,460)

Balance June 30, 2002	224,757,559	224,758	24,618,899	(27,043,789)	(200,169)	(2,400,301)

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
				Deficit
				Accumulated	Unrealized
			Additional	During	gain (loss)	Total
	Common Stock		Paid-in	Developmental	on foreign	Stockholders'
	Shares	Amount	Capital	Stage	exchange	Equity (Deficit)
Balance June 30, 2002	224,757,559	224,758	24,618,899	(27,043,789)	(200,169)	(2,400,301)

Stock issued for services	5,455,000	5,455	130,920			136,375
Shares issued in exchange for debt	15,400,000	15,400	441,183			456,583
Issuance of common stock	4,283,333	4,283	31,217			35,500
Unrealized foreign exchange					(182,365)	(182,365)
Net loss and comprehensive loss
for the year				(1,561,375)		(1,561,375)

Balance June 30, 2003	249,895,892	249,896	25,222,219	(28,605,164)	(382,534)	(3,515,583)

Unrealized foreign exchange					(30,325)	(30,325)
Net profit (loss) and comprehensive profit
(loss) for the year				298,216		298,216

Balance June 30, 2004	249,895,892	249,896	25,222,219	(28,306,948)	(412,859)	(3,247,692)

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Twelve months ended		Cumulative from
	June 30		March 26, 1993 to
	2004	2003	June 30, 2004

Operating activities:

Net profit (loss)	$298,216	$(1,561,375)	$(27,595,476)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	25,000	24,960	389,304
(Gain) loss on disposal and abandonment of assets	-	530,651	2,005,498
Stock issued in exchange for interest	-	-	169,142
Stock issued in exchange for services and expenses	-	43,250	10,574,972
Stock options issued in exchange for services	-	-	3,083,390
Unrealized (loss) gain on foreign exchange	(30,325)	(182,365)	(412,859)
Other non-cash items	(551,262)	-	(551,282)

Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	-	33,213	-
Inventory	-	(8,158)	(73,323)
Sales tax receivable	-	22,053	(36)
Research and experimental development tax credits receivable	-	246,970	-
Other assets	-	242,956	(10,120)
(Decrease) increase in :
Accounts payables and accrued liabilities	83,371	273,586	1,979,472
Accrued salaries	175,000	33,080	498,152
Due to stockholders	-	-	5,000

Net cash used in operating activities	-	(301,179)	(9,938,166)

Investing activities:
Increase in notes receivable	-	(2,415)	(259,358)
Reduction in notes receivable	-	-	237,652
Investment	-	-	(89,500)
Equipment	-	-	(321,567)
Equipment assembly costs	-	-	(1,999,801)
Organization cost	-	-	6,700
Reduction in security deposit	-	-	(1,542)

Net cash used in investing activities	-	(2,415)	(2,427,416)

Financing activities:
Loans from related parties		133,600	4,354,835
Deferred financing costs	-	-	180,557
Proceeds from deposits	-	-	143,500
Payments on notes payable	-	-	(409,939)
Proceeds from convertible notes	-	-	754,999
Proceeds from notes payable	-	-	409,939
Payments on lease obligations	-	-	(86,380)
Proceeds from issuance of convertible subordinated debentures	-	-	1,035,000
Proceeds from loan payable	-	-	591,619
Payments on loan payable	-	(52,628)	(488,439)
Proceeds from issuance of stock options	-	-	20,000
Proceeds from grants	-	187,122	3,628,277
Proceeds from issuance of common stock	-	4,283	85,582
Proceeds from additional paid-in capital	-	31,217	2,145,775

Net cash provided by financing activities	-	303,594	12,365,325

Net (decrease) increase in cash and cash equivalents	-	-	(257)

Cash and cash equivalents - beginning of period	-	-	257

Cash and cash equivalents - end of period	$-	$-	$-

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Twelve months ended		Cumulative from
	June 30		March 26, 1993 to
	2004	2003	June 30, 2004

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

INCOME TAXES

The Company has net operating loss carryovers of approximately $28.4 million as of June 30, 2004, expiring through 2024. However, based upon present Internal Revenue Service regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock and there has been a change in control as defined by the Internal Revenue Service regulations, a substantial portion of this loss carryover may not be available to the Company.

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

Note 2 GOING CONCERN

As reported in the Company’s audited financial statements for the years ended June 30, 2004 and June 30, 2003, the Company incurred a net profit and net loss of $298,216 and $1,561,375, respectively.

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

Depreciation and amortization expense charged to operations for the years ended June 30, 2004 and June 30, 2003 was $25,000 and $24,960, respectively.

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

Note 9 RELATED PARTY TRANSACTIONS

Convertible loans include amounts primarily due to Directors, Officers and employees. Historically, such amounts due have been repaid through the issuance of stock. At June 30, 2004 and June 30, 2003, the balances owing to Directors and Officers was $1,297,648 and $919,462, respectively. These amounts are without interest or terms of repayment.

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