Form 10KSB/A
period 2005-06-30
Tirex CORP
filed 2008-10-30
CIK 823072

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

DOCUMENTS INCORPORATED BY REFERENCE
into Part I

Annual Report of the Company on Form 10-KSB/A for the year ended June 30, 2005

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

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, is traded on a limited basis in the over-the-counter market and, since January 2003, has been listed on the “Gray Sheets”. We are currently awaiting the completion of our first unconditional sales contract before attempting to have our stock re-quoted on the OTC Electronic Bulletin Board, maintained by the National Association of Securities Dealers, Inc. (the "OTC Bulletin Board"). The following table sets forth representative high and low bid prices by calendar quarters as reported in the OTC Bulletin Board during the last two fiscal years. The level of trading in the Company's common stock has been limited and the bid prices reported may not be indicative of the value of the common stock or the existence of an active market. The OTC market quotations reflect inter-dealer prices without retail markup, mark-down, or other fees or commissions, and may not necessarily represent actual transactions.

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

     In March 2000, we announced that our tire recycling technology was ready for replication and commercialization. Since Fiscal 2001, we have demonstrated our technology to numerous groups from Asia, Europe, North and South and America and the Caribbean, as well as to some shareholders and potential strategic alliance partners. While numerous Letters of Intent were signed during the early marketing stage, none materialized into firm purchase contracts. Management attributed these failures to proceed to firm contracts to the lack of a track record for the TCS technology, or alternatively, to the Company’s inability to provide performance guarantees. The Company signed its License Agreement with Simpro S.p.A. of Italy in January of 2003, and thus created the potential that performance guarantees could be offered. As of June 30, 2005, no purchase/sale contracts had been written.

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

Recycletron Inc. – We entered into a letter of intent with Recycletron in July of 1997 wherein Recycletron agreed to purchase a TCS-1 upon our completing the design of the system and demonstrating its performance on a 24-hour basis over a significant period of time. The duration of operations of the original TCS-1 First Production Model, prior to its dismantling, did not suffice to entice Recycletron to enter into a firm purchase contract. Regardless, Recycletron continues to indicate interest in our technology. In the meantime, Management has been attempting to attract other entrepreneurs to invest in a Quebec-based TCS facility. It is likely that such other investment would be in the form of a TCS-2, which would consume approximately 2,000,000 scrap tires per year. Quebec produces approximately 7,000,000 scrap tires per year with the greater Montreal region accounting for half of these, thus leaving ample quantities of scrap tires for Recycletron should they wish to proceed with a purchase. Regardless, there can be no assurances that a firm purchase contract will actually be signed with Recycletron.

Marketing Efforts Initiated or Pursued During Fiscal 2005

     During Fiscal 2005, the Company and Simpro have responded to numerous requests for information. Out of these requests, several opportunities have presented themselves which merited the expenditure of considerable effort to close a Purchase and Sales Agreement. In addition to the Puerto Rican project, Tirex and Simpro are actively pursuing opportunities In Mexico, Australia, Morocco, Malaysia, and the Middle East, and Simpro is continuing to work with the potential Botswana customer. All of these opportunities are well advanced. Simpro is also pursuing interesting opportunities in the UK, France and Italy, while Tirex is also pursuing an opportunity in Eastern Canada. However, regardless of Management’s optimism as the various opportunities enunciated above, there can be no assurance that these opportunities will actually result in unconditional sales contracts.

     The finalizing of the License Agreement with Simpro means that the gross revenues from these sales will be recorded on Simpro’s books, not in the books of Tirex. The amount remitted back to Tirex will take the form of a royalty and will be accounted for as such. Even if these sales would have been set up in such a way as to be recordable on the books of Tirex, generally accepted accounting principles in effect in the USA would have prevented the Company from recognizing the revenue as such until the systems would have been accepted by the customers. Given the time line required to manufacture, install and have accepted these systems, it is quite unlikely that these revenues would become recognizable during our fiscal year which will end June 30, 2005. By extension, the same principles would apply to the royalty to be received by Tirex. While the Company will benefit from the periodic cash inflows resulting from progress payments during the next approximately ten months, the royalty will, in fact, not have been earned until the systems are accepted by the customers.

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

Liquidity and Capital Resources

As of June 30, 2005, the Company had total assets of $25,001 as compared to $25,001 at June 30, 2004 reflecting no change. Total assets as at June 30, 2004 had reflected a previous decrease of $208,297 over $233,298 in total assets as at June 30, 2003. There were no changes in the value of individual assets, representing Property and Equipment and Patents, from June 30, 2004 to June 30, 2005.

As of June 30, 2005, the Company had total liabilities of $3,912,907 as compared to $3,272,693 at June 30, 2004, reflecting an increase in liabilities of $640,214. Total liabilities at June 30, 2004 had reflected a previous decrease of $822,144 over $4,094,837 in total liabilities at June 30, 2003. The increase in total liabilities from June 30, 2004 to June 30, 2005 is primarily attributable to: (i) an increase in Accounts Payable and Accrued Liabilities in the amount of $161,168 from $1,049,489 as of June 30, 2004 to $1,210,657 as of June 30, 2005; (ii) a decrease in Convertible Notes in the amount of $186.967 from $586,356 as of June 30, 2004 to $399,389 as of June 30, 2005; (iii) an increase in Convertible Loans in the amount of $666,013 from $1,233,792 as of June 30, 2004 to $1,899,805 as of June 30, 2005.

Reflecting the foregoing, the financial statements indicate that as at June 30, 2005, the Company had a working capital deficit (current assets minus current liabilities) of $1,210,657 and that as at June 30, 2004, the Company had a working capital deficit of $1,049,489, a working capital deficit increase of $161,168. There were no changes in current assets, as noted above, while there were additions to current liabilities due to third parties represented by Accounts Payable and Accrued Liabilities.

The financial statements which are included in this report reflect total operations and other expenses of $576,766 for the year ended June 30, 2005, which reflects an increase of $874,982 over the year ended June 30, 2004 when total operations and other expenses were ($298,216). A large part of the increase is the result of a gain from extinguishment of debt in the amount of $1,047,921 during the year ended June 30, 2004. Excluding this item, total operations and other expenses decreased by $172,939 from the year ended June 30, 2004 to the year ended June 30, 2005. The Company has ceased Research and Development activities thereby resulting in a significant decrease in personnel expenses and other Research and Development expenses compared with prior periods.

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

From inception (July 15, 1987) through June 30, 2005, the Company has incurred a cumulative net loss of $29,229,598. Approximately $1,057,356 of such cumulative net loss was incurred prior to the inception of the Company’s present business plan, in connection with the Company’s discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced the proposed health care operations and therefore, generated no revenues therefrom.

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

ITEM 10. EXECUTIVE COMPENSATION

Current Remuneration

     The following table sets forth information concerning the annual compensation received or accrued for services provided in all capacities for the fiscal years ended June 30, 2003, 2004 and 2005 by our chief executive and all our executive officers serving as such as at June 30, 2005 or at any time during the year ended June 30, 2005. Common stock issued in lieu of cash salary payments was valued at a 30-50% discount from the average market price of such stock during the periods in which such salary was earned. Determination of the market price for such purpose was based upon the average of the bid and ask prices of such stock, as traded in the over-the-counter market and quoted in the OTC Bulletin Board. With respect to the issuance of shares during the fourth quarter of Fiscal 2003, this issuance representing but partial compensation to those directors and officers to whom sums were due, the period involved was prior to the company’s stock being demoted to the gray sheets, and thus reference to the Bulletin Board prices still applied. The discount from the market price was determined arbitrarily, by negotiation between the Company and our executive officers and did not bear any relationship to any established valuation criteria such as assets, book value, or prospective earnings. The market prices of our common stock and the liquidity of such market has historically been volatile. Future announcements concerning us, our competitors, results of testing, technological innovations or new commercial products may have a significant impact on the market price of our common stock. We believe that, as of the dates when such shares were issued, the actual market value of such shares was, and as of the date hereof remains, highly contingent upon, and subject to, extremely high risks.

SUMMARY COMPENSATION TABLE:

ANNUAL COMPENSATION
Name and Principal Position	Year	Salary $	Bonus $	Other $

John L. Threshie Jr.	2005	$125,000 (1)	Nil	nil
President	2004	$125,000 (2)
	2003	$125,000 (3)

Louis V. Muro	2005	$150,000 (1)	Nil	nil
Vice President - Engineering	2004	$150,000 (4)
	2003	$150,000 (5)

Michael D.A. Ash	2005	$100,000 (1)	Nil	nil
Secretary-Treasurer & CFO	2004	$100,000 (6)
	2003	$100,000 (7)

     In 1999, Mr. Ash abrogated his then existing Employment Agreement. This was replaced by a Consulting Agreement for a period of sixteen (16) months to the end of Calendar 2000. Under this consulting agreement, Mr. Ash received 2,000,000 shares of the common stock of the Company. A new employment Agreement with an effective date of January 2001 was put into effect and the prior Consulting Agreement was allowed to lapse. Under that Employment Agreement, Mr. Ash earned a salary of $100,000 and Mr. Ash also had options to purchase stock of the company at the lesser of 20(cent) for the first year option, 40(cent) for the second year option and 50(cent) for the third year option, or 50% of market applicable to each series. The options were exercisable on a cashless basis.. Prorating the stock issuance over the sixteen month term of the prior Consulting Agreement, in Fiscal 2000, Mr. Ash was entitled to 1,250,000 shares of stock. There was no cash salary in Fiscal 2000 for Mr. Ash. For Fiscal 2001, Mr. Ash received the balance of his stock entitlement, i.e. 750,000 shares, and was entitled to receive $50,000 in cash. For Fiscal 2002 and 2003, Mr. Ash was entitled to receive $100,000 annually. Mr. Ash exercised the stock options available to him under the Employment Agreement which terminated December 31, 2003. Mr. Ash’s Employment Agreement was renewed for a three-year period starting January 1, 2004. Until this renewed agreement, Mr. Ash will continue to be entitled to receive an annual salary of $100,000, and Mr. Ash will be granted a new set of options identical, other than for dates, to the options granted in the preceding agreement.

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

     Pursuant to a Subscription Agreement dated February 26, 2001 we issued $750,000 of 8% convertible notes, due February 26, 2003 to three investors. Under the Subscription Agreement, we had the option, subject to conditions, to require the investors to purchase additional convertible put notes up to $4,250,000. Interest only payments were due quarterly commencing June 30, 2001, and the principal was due in one lump sum on February 26, 2003, or upon certain events of default. The number of shares of common stock issuable upon conversion of the convertible notes is 15,000,000, based on a conversion price of $0.05 per share. One of the conditions of this transaction was that we would file with the Securities and Exchange Commission a Registration Statement on Form SB-2 to register various securities issuable upon the conversion of the notes by a date certain and that the Registration Statement would be effective by August 15, 2001. We failed to meet these deadlines and the investors served a notice of default on us on July 19, 2001. The conversion price for the convertible notes is the lesser of (i) 80% of the average of the three lowest closing bid prices of the common stock for the twenty-two (22) trading days prior to the closing date, or (ii) 80% of the average of the five lowest closing bid prices of the common stock for the sixty (60) trading days prior to the conversion date, as defined in the convertible note. The maximum number of shares of common stock that any subscriber or group of affiliated subscribers may own after conversion at any given time is 4.99% .

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

SIGNATURES	TITLE	DATE

Principal Executive Officer:
/s/ JOHN L. THRESHIE, JR	Chairman of the Board	October 13, 2005
John L. Threshie, Jr	of Directors and Chief
Executive Officer

Principal Financial and Accounting Officer:

/s/ MICHAEL D.A. ASH	Secretary, Treasurer,	October 13, 2005
Michael D.A. Ash	and Chief Financial and
Accounting Officer

A Majority of the Board of Directors:
/s/ JOHN L. THRESHIE, JR.	Chairman of the Board	October 13, 2005
John L. Threshie, Jr.	of Directors

/s/ LOUIS SANZARO	Director	October 13, 2005
Louis Sanzaro

/s/ LOUIS V. MURO	Director	October 13, 2005
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

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of The Tirex Corporation as of June 30, 2005, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2005 and 2004 and cumulative from March 26, 1993 to June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Tirex Corporation as of June 30, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2005 and 2004 and cumulative from March 26, 1993 to June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a net loss of $576,766 for the year ended June 30, 2005, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moore & Associates

Moore & Associates Chartered
Las Vegas, Nevada
October 1, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED BALANCE SHEET
AS AT JUNE 30, 2005
______________________________________________________________________

	June 30, 2005
ASSETS

Current Assets
Cash and cash equivalents		$-
Accounts receivable	-
Notes receivable	-
Inventory	-
Research and Experimental Development tax credits receivable	-
Total Current Assets	-

Property and equipment	25,000

Other assets
Patents	1
Investment, at cost	-
Total Other Assets	1

Total Assets	$25,001

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$1,210,657
Current portion of long-term debt	-
Total Current Liabilities	1,210,657

Other liabilities
Long-term deposits and notes	217,500
Government loans (net of current)	-
Capital lease obligations (net of current)	-
Convertible notes	399,389
Convertible note	185,556
Convertible loans	1,899,805
Total Other Liabilities	2,702,250

Total Liabilities	3,912,907

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized
250,000,000 shares, issued and outstanding
249,895,892 shares (June 30, 2004 - 249,895,892 shares)	249,896
Additional paid-in capital	25,222,219
Deficit accumulated during the development stage	(28,883,714)
Unrealized gain (loss) on foreign exchange	(476,307)
Total Stockholders' Equity (Deficit)	(3,887,906)

Total Liabilities and Stockholders' Equity (Deficit)	$25,001

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
______________________________________________________________________

	Twelve months ended		Cumulative from
	June 30		March 26, 1993 to
	2005	2004	June 30, 2005

Revenues	$-	$-	$1,354,088

Cost of Sales	-	-	1,031,075

Gross profit	-	-	323,013

Operations
General and administrative	524,146	666,267	12,827,488
Depreciat	-	-	365,545
Research and development	-	-	15,396,966

Total Expense	524,146	666,267	28,589,999

Loss before other expenses (income)	(524,146)	(666,267)	(28,266,986)

Other expenses (income)
Interest expense	52,620	83,438	898,789
Interest income	-	-	(45,443)
Income from stock options	-	-	(10,855)
Gain from extinguishment of debt	-	(1,047,921)	(1,047,921)
Loss on disposal of equipment	-	-	4,549

Total Other expenses (income)	52,620	(964,483)	(200,881)

Provision for income taxes	-	-	-

Net income (loss)	(576,766)	298,216	(28,066,105)

Other comprehensive loss
Loss (gain) on foreign exchange	-	-	106,137

Net loss and comprehensive loss	$(576,766)	$(298,216)	$(28,172, 242)

Basic and Diluted net loss and comprehensive
loss per common share	$(0.00)	$(0.01)

Weighted average shares of common
stock outstanding	249,895,892	249,895,892

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
______________________________________________________________________

				Deficit
				Accumulated	Unrealized
			Additional	During	gain (loss)	Total
	Common Stock		Paid-in	Developmental	on foreign	Stockholders'
	Shares	Amount	Capital	Stage	exchange	Equity (Deficit)
Balance June 30, 1992	3,383,050	3,383	194,980	(1,057,356)	$ -	(858,993)
Stock issued for reorganization	18,650,000	18,650	76,155			94,805
Stock issued for services	100,000	100	(100)

Stock issued in exchange for Warrants	363,656	364	(364)
Forgiveness of debt			728,023			728,023
Net loss and comprehensive
loss for the year				(165,296)		(165,296)

Balance June 30, 1993	22,496,706	22,497	998,694	(1,222,652)	-	(201,461)

Stock issued for services	100,000	100	(100)			-
Exchange for Debt			149,170			149,170
Payments received for stock
previously issued			237,430			237,430
Net loss and comprehensive						-
loss for the year				(179,296)		(179,296)

Balance June 30, 1994	22,498,706	22,499	1,385,292	(1,401,948)	-	5,843

Revision of common stock	(11,900,000)	(11,900)	11,900			-
Stock issued for services	5,592,857	5,592	513,908			519,500
Exchange for Debt	200,000	200	24,300			24,500
Issuance of common stock	402,857	401	21,915			22,316
previously issued
Net loss and comprehensive						-
loss for the year				(575,771)		(575,771)

Balance June 30, 1995	16,794,420	16,792		(1,977,719)	-	(3,612)

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
______________________________________________________________________

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

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
______________________________________________________________________

				Deficit
				Accumulated	Unrealized	Total
			Additional	During	gain (loss)	Stockholders'
	Common Stock		Paid-in	Developmental	on foreign	Equity
	Shares	Amount	Capital	Stage	exchange	(Deficit)
Balance June 30, 1998	63,641,468	63,642	10,258,116	(10,051,483)	183,785	454,060

Stock issued for options	2,234,567	2,235	38,765			41,000
Stock issued for services	24,200,439	24,200	2,735,544			2,759,744
Shares issued in exchange for debt	3,787,947	3,788	340,164			343,952
Conversion of debentures	2,816,966	2,817	290,102			292,919
Issuance of common stock	677,966	678	49,322			50,000
Stock options issued and outstanding			385,600			385,600
Grants received			1,057,742			1,057,742
Unrealized foreign exchange					(29,142)	(29,142)
Net loss and comprehensive
loss for the year				(4,909,879)		(4,909,879)

Balance June 30, 1999	97,359,353	97,360	15,155,355	(14,961,362)	154,643	445,996

Stock issued for options	5,327,486	5,327	381,600			386,927
Stock issued for services	28,873,210	28,873	2,217,758			2,246,631
Shares issued in exchange for debt	7,342,055	7,342	382,556			389,898
Conversion of debentures	12,010,073	12,010	815,796			827,806
Issuance of common stock	221,000	221	16,039			16,260
Grants received			395,683			395,683
Unrealized foreign exchange					5,789	5,789
Net loss and comprehensive
loss for the year				(5,548,829)		(5,548,829)

Balance June 30, 2000	151,133,177	151,133	19,364,787	(20,510,191)	160,432	(833,839)

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
______________________________________________________________________

				Deficit
				Accumulated	Unrealized
			Additional	During	gain (loss)	Total
	Common Stock		Paid-in	Developmental	on foreign	Stockholders'
	Shares	Amount	Capital	Stage	exchange	Equity (Deficit)
Balance June 30, 2000	151,133,177	151,133	19,364,787	(20,510,191)	160,432	(833,839)

Stock issued for services	7,375,483	7,375	864,840			872,215
Stock issued for options	5,378,507	5,379	506,998			512,377
Shares issued in exchange for debt	11,646,312	11,646	1,547,455			1,559,101
Conversion of debentures	100,000	100	19,900			20,000
Issuance of common stock	732,929	733	39,427			40,160
Unrealized foreign exchange					(340,661)	(340,661)
Grants issued			249,294			249,294
Net loss and comprehensive
loss for the year				(3,112,138)		(3,112,138)

Balance June 30, 2001	176,366,408	176,366	22,592,701	(23,622,329)	(180,229)	(1,033,491)

Stock issued for services	18,466,162	18,466	314,859			333,325
Shares issued in exchange for debt	24,075,502	24,076	1,649,442			1,673,518
Issuance of common stock	5,849,487	5,850	61,897			67,747
Unrealized foreign exchange					(19,940)	(19,940)
Net loss and comprehensive
loss for the year				(5,548,829)		(3,421,460)

Balance June 30, 2002	224,757,559	224,758	24,618,899	(27,043,789)	(200,169)	(2,400,301)

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
______________________________________________________________________

				Deficit
				Accumulated	Unrealized
			Additional	During	gain (loss)	Total
	Common Stock		Paid-in	Developmental	on foreign	Stockholders'
	Shares	Amount	Capital	Stage	exchange	Equity (Deficit)
Balance June 30, 2002	224,757,559	224,758	24,618,899	(27,043,789)	(200,169)	(2,400,301)

Stock issued for services	5,455,000	5,455	130,920			136,375
Shares issued in exchange for debt	15,400,000	15,400	441,183			456,583
Issuance of common stock	4,283,333	4,283	31,217			35,500
Unrealized foreign exchange					(182,365)	(182,365)
Net loss and comprehensive loss for the year				(1,561,375)		(1,561,375)

Balance June 30, 2003	249,895,892	249,896	25,222,219	(28,605,164)	(382,534)	(3,515,583)

Unrealized foreign exchange					(30,325)	(30,325)
Net profit (loss) and comprehensive profit (loss) for the year				298,216		298,216

Balance June 30, 2004	249,895,892	249,896	25,222,219	(28,306,948)	(412,859)	(3,247,692)

Unrealized foreign exchange					(63,448)	(63,448)
Net loss and comprehensive loss for the year				(576,766)		(576,766)

Balance June 30, 2005	249,895,892	249,896	25,222,219	(28,883,714)	(476,307)	(3,887,906)

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
______________________________________________________________________

	Twelve months ended		Cumulative from
	June 30		March 26, 1993 to
	2005	2004	June 30, 2005

Operating activities:

Net profit (loss)	$(576,766)	$298,216	$(28,172,242)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	25,000	389,304
(Gain) loss on disposal and abandonment of assets	-	-	2,005,498
Stock issued in exchange for interest	-	-	169,142
Stock issued in exchange for services and expenses	-	-	10,574,972
Stock options issued in exchange for services	-	-	3,083,390
Unrealized (loss) gain on foreign exchange	(63,448)	(30,325)	(476,307)
Other non-cash items	442,500	(551,262)	(108,782)

Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	-	-	-
Inventory	-	-	(73,323)
Sales tax receivable	-	-	(36)
Research and experimental development tax credits receivable	-	-	-
Other assets	-	-	(10,120)
(Decrease) increase in :
Accounts payables and accrued liabilities	(14,786)	83,371	1,964,686
Accrued salaries	212,500	175,000	710,652
Due to stockholders	-	-	5,000

Net cash used in operating activities	-	-	(9,938,166)

Investing activities:
Increase in notes receivable	-	-	(259,358)
Reduction in notes receivable	-	-	237,652
Investment	-	-	(89,500)
Equipment	-	-	(321,567)
Equipment assembly costs	-	-	(1,999,801)
Organization cost	-	-	6,700
Reduction in security deposit	-	-	(1,542)

Net cash used in investing activities	-	-	(2,427,416)

Financing activities:
Loans from related parties			4,354,835
Deferred financing costs	-	-	180,557
Proceeds from deposits	-	-	143,500
Payments on notes payable	-	-	(409,939)
Proceeds from convertible notes	-	-	754,999
Proceeds from notes payable	-	-	409,939
Payments on lease obligations	-	-	(86,380)
Proceeds from issuance of convertible subordinated debentures	-	-	1,035,000
Proceeds from loan payable	-	-	591,619
Payments on loan payable	-	-	(488,439)
Proceeds from issuance of stock options	-	-	20,000
Proceeds from grants	-	-	3,628,277
Proceeds from issuance of common stock	-	-	85,582
Proceeds from additional paid-in capital	-	-	2,145,775

Net cash provided by financing activities	-	-	12,365,325

Net (decrease) increase in cash and cash equivalents	-	-	(257)

Cash and cash equivalents - beginning of period	-	-	257

Cash and cash equivalents - end of period	$-	$-	$-

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
______________________________________________________________________

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

INCOME TAXES

The Company has net operating loss carryovers of approximately $29.0 million as of June 30, 2005, expiring through 2025. However, based upon present Internal Revenue Service regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock and there has been a change in control as defined by the Internal Revenue Service regulations, a substantial portion of this loss carryover may not be available to the Company.

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

Note 2          GOING CONCERN

As reported in the accompanying financial statements, the Company incurred a net loss of $576,766 for the year ended June 30, 2005 and a net profit of $298,216 for the year ended June 30, 2004.

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

Depreciation and amortization expense charged to operations for the year ended June 30, 2004 was $25,000. Depreciation and amortization expense charged to operations for the year ended June 30, 2005 was zero.

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

Note 7          CONVERTIBLE NOTES

The Convertible Notes appearing on the balance sheet consisted of an investment arrangement with a group of institutional investors involving a multi-stage financing under which the Company had access to, at its option, up to $5,000,000. A first tranche of $750,000 was completed but no further draw downs were made. The terms of the convertible note were:

Balance at June 30, 2005	$586,356

Interest rate	8%, payable quarterly, commencing June 30, 2001

Issue date	February 26, 2001

Maturity date	February 26, 2003

Redemption rights	If not converted, the holder may require the Company to redeem at any time after maturity for the principal amount pus interest.

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

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

Note 8          CONVERTIBLE NOTE

A convertible note, under a private arrangement, consists of the following:

Balance at June 30, 2005	$ 185,556

Interest rate	8%

Issue date	July 19th , 2000

Maturity date	January 19th , 2002

Redemption rights	If not converted, the holder may require the Company to redeem at any time after maturity for the principal amount plus interest.

Conversion ratio

Not convertible prior to July 19th , 2001, at 20% discount to market between July 19th , 2001 and January 19th , 2002 or at 25% to market if held to maturity, to a maximum of not more than 2,500,000 shares.

Note 9          RELATED PARTY TRANSACTIONS

Convertible loans include amounts primarily due to Directors, Officers and employees. Historically, such amounts due have been repaid through the issuance of stock. At June 30, 2005 and June 30, 2004, the balances owing to Directors and Officers was $1,740,148 and $1,297,648, respectively. These amounts are without interest or terms of repayment.

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