Form 10KSB/A
period 2006-06-30
Tirex CORP
filed 2008-10-30
CIK 823072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2006

[   ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

Commission File Number 33-17598-NY

THE TIREX CORPORATION
(Name of Small Business Issuer in Its Charter)

Delaware	22-3282985
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

P.O. Box 1000, Stratford Postal Store
411 Barnum Ave. Cutoff
Stratford CT	06614-9991
(Address of Principal Executive Offices)	(Zip Code)

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

DOCUMENTS INCORPORATED BY REFERENCE
into Part I

Annual Report of the Company on Form 10-KSB/A for the year ended June 30, 2006

Quarterly Reports of the Company on Form 10-QSB for the quarters ended September 30, 2005, December 31, 2005, and March 31, 2006

Current Reports on Forms 8-K of the Company

February 15, 2006 – Change of Certifying Accountant
March 6, 2006 – Change of Certifying Accountant (modified) and change of address.
April 4, 2006 – Death of a Director

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

     Tirex's primary objective is to sell it's patented and proprietary tire recycling process, called the TCS System, to tire recyclers throughout the world (www.tirex-tcs.com). In March 2000, we announced that our TCS technology prototype was ready for replication and commercialization. The intellectual property owned by Tirex comprises both the patented "fracturing mill" (both US and Canadian patents) plus the proprietary freezing process of using super-cooled air (rather than the competitions’ liquid nitrogen process, which represents expensive “overkill” in terms of what is required to freeze tire chips) to freeze the tire chips to the "glass point" which permits the effective separation and disintegration of the tire components by our patented "fracturing mill", producing a semi-cryogenic crumb rubber at a significant cost saving. The intellectual property of our TCS System process is recognized in the Manufacturing License Agreement (2003) we have with Simpro S.p.A. of Torino, Italy www.simpro.it . Simpro has a semi-exclusive manufacturing license to manufacture the TCS System. Our patent renewals and continuation for both the USA and Canada were documented in 2005.

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

Liquidity and Capital Resources

As of June 30, 2006, the Company had total assets of $25,001 as compared to $25,001 at June 30, 2005 reflecting no change, and also no change versus total assets at June 30, 2004. There were no changes in the value of individual assets, representing Property and Equipment and Patents, from June 30, 2005 to June 30, 2006.

As of June 30, 2006, the Company had total liabilities of $4,212,075 as compared to $3,912,907 at June 30, 2005, reflecting an increase in liabilities of $299,168. Total liabilities at June 30, 2005 had reflected a previous increase of $640,214 over $3,272,693 in total liabilities at June 30, 2004. The increase in total liabilities from June 30, 2005 to June 30, 2006 is primarily attributable to: (i) an increase in Accounts Payable and Accrued Liabilities in the amount of $190,031 from $1,210,657 as of June 30, 2005 to $1,400,688 as of June 30, 2006; (ii) an increase in Convertible Loans in the amount of $109,137 from $1,899,805 as of June 30, 2005 to $2,008,942 as of June 30, 2006.

Reflecting the foregoing, the financial statements indicate that as at June 30, 2006, the Company had a working capital deficit (current assets minus current liabilities) of $1,400,688 and that as at June 30, 2005, the Company had a working capital deficit of $1,210,657, a working capital deficit increase of $190,031. There were no changes in current assets, as noted above, while there were additions to current liabilities due to third parties represented by Accounts Payable and Accrued Liabilities.

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

From inception (July 15, 1987) through June 30, 2006, the Company has incurred a cumulative net loss of $29,450,170. Approximately $1,057,356 of such cumulative net loss was incurred prior to the inception of the Company’s present business plan, in connection with the Company’s discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced the proposed health care operations and therefore, generated no revenues therefrom.

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

In 1999, Mr. Ash abrogated his then existing Employment Agreement. This was replaced by a Consulting Agreement for a period of sixteen (16) months to the end of Calendar 2000. Under this consulting agreement, Mr. Ash received 2,000,000 shares of the common stock of the Company. A new employment Agreement with an effective date of January 2001 was put into effect and the prior Consulting Agreement was allowed to lapse. Under that Employment Agreement, Mr. Ash earned a salary of $100,000 and Mr. Ash also had options to purchase stock of the company at the lesser of 20(cent) for the first year option, 40(cent) for the second year option and 50(cent) for the third year option, or 50% of market applicable to each series. The options were exercisable on a cashless basis.. Prorating the stock issuance over the sixteen month term of the prior Consulting Agreement, in Fiscal 2000, Mr. Ash was entitled to 1,250,000 shares of stock. There was no cash salary in Fiscal 2000 for Mr. Ash. For Fiscal 2001, Mr. Ash received the balance of his stock entitlement, i.e. 750,000 shares, and was entitled to receive $50,000 in cash. For Fiscal 2002 and 2003, Mr. Ash was entitled to receive $100,000 annually. Mr. Ash exercised the stock options available to him under the Employment Agreement which terminated December 31, 2003. Mr. Ash’s Employment Agreement was recently negotiated for a three-year period starting January 1, 2004, but the final version has not been signed.

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
February 15, 2006 – Change of Certifying Accountant
March 6, 2006 – Change of Certifying Accountant (modified) and change of address.
April 4, 2006 – Death of a Director
Post year-end – September 21, 2006 – Change of address from Montreal to Connecticut

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

Reports on 8-K

February 15, 2006 – Certifying Accountant
March 6, 2006 – Certifying Accountant, revised
April 4, 2006 – Death of a Director

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

SIGNATURES	TITLE	DATE

Principal Executive Officer:
	Chairman of the Board	October 12, 2006
/s/ JOHN L. THRESHIE, JR	of Directors and Chief
John L. Threshie, Jr	Executive Officer

Principal Financial and Accounting Officer:

	Secretary, Treasurer,	October 12, 2006
/s/ MICHAEL D.A. ASH	and Chief Financial and
Michael D.A. Ash	Accounting Officer

A Majority of the Board of Directors:
.	Chairman of the Board	October 12, 2006
/s/ JOHN L. THRESHIE, JR	of Directors
John L. Threshie, Jr.

	Director	October 12, 2006
/s/ Henry Meier
Henry Meier

	Director	October 12, 2006
/s/ LOUIS V. MURO
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

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of The Tirex Corporation as of June 30, 2006, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2006 and 2005 and cumulative from March 26, 1993 to June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Tirex Corporation as of June 30, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2006 and 2005 and cumulative from March 26, 1993 to June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a net loss of $220,572 for the year ended June 30, 2006, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moore & Associates Chartered

Moore & Associates Chartered
Las Vegas, Nevada
October 1, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED BALANCE SHEET AS AT JUNE 30, 2006
__________________________________________________________________

June 30,
2006

ASSETS

Current Assets
Cash and cash equivalents	$-
Accounts receivable	-
Notes receivable	-
Inventory	-
Research and Experimental Development tax credits receivable	-
Total Current Assets	-

Property and equipment	25,000

Other assets
Patents	1
Investment, at cost	-
Total Other Assets	1

Total Assets	$25,001

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT

Current Liabilities
Accounts payable and accrued liabilties	$1,400,688
Current portion of long-term debt	-
Total Current Liabilities	1,400,688

Other liabilities
Long-term deposits and notes	217,500
Government loans (net of current)	-
Capital lease obligations (net of current)	-
Convertible notes	399,389
Convertible notes	185,556
Convertible loans	2,008,942
Total Other Liabilities	2,811,387

Total Liabilities	4,212,075

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized
250,000,000 shares, issued and outstanding
249,895,892 shares (June 30, 2005 - 249,895,892 shares)	249,896
Additional paid-in capital	25,222,219
Deficit accumulated during the development stage	(29,104,286)
Unrealized gain (loss) on foreign exchange	(554,903)
Total Stockholders' Equity (Deficit)	(4,187,074)

Total Liabilities and Stockholders' Equity (Deficit)	$25,001

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
__________________________________________________________________

	Twelve months ended		Cumulative from
	June 30		March 26, 1993 to
	2006	2005	June 30, 2006

Revenues	$-	$-	$1,354,088

Cost of Sales	-	-	1,031,075

Gross profit	-	-	323,013

Operations
General and administrative	173,778	524,146	13,001,266
Depreciation and amortization	-	-	365,545
Research and development	-	-	15,396,966

Total Expense	173,778	524,146	28,763,777

Income (loss) before other expenses	(173,778)	(524,146)	(28,440,764)

Other expenses (income)
Interest expense	46,794	52,620	945,583
Interest income	-	-	(45,443)
Income from stock options	-	-	(10,855)
Gain from extinguishment of debt	-	-	(1,047,921)
Loss on disposal of equipment	-	-	4,549

Total Other expenses (income)	46,794	52,620	(154,087)

Provision for income taxes	-	-	-

Net income (loss)	(220,572)	(576,766)	(28,286,677)

Other comprehensive loss
Loss (gain) on foreign exchange	-	-	106,137

Net income (loss) and comprehensive loss	$(220,572)	$(576,766)	$(28,392,814)

Basic and Diluted net loss and comprehensive
loss per common share	$(0.00)	$(0.00)

Weighted average shares of common
stock outstanding	249,895,892	249,895,892

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
__________________________________________________________________

				Deficit
				Accumulated	Unrealized
			Additional	During	gain (loss)	Total
	Common Stock		Paid-in	Developmental	on foreign	Stockholders'
	Shares	Amount	Capital	Stage	exchange	Equity (Deficit)
Balance June 30, 1992	3,383,050	3,383	194,980	(1,057,356)	$-	(858,993)
Stock issued for reorganization	18,650,000	18,650	76,155			94,805
Stock issued for services	100,000	100	(100)

Stock issued in exchange for Warrants	363,656	364	(364)
Forgiveness of debt			728,023			728,023
Net loss and comprehensive
loss for the year				(165,296)		(165,296)

Balance June 30, 1993	22,496,706	22,497	998,694	(1,222,652)	-	(201,461)

Stock issued for services	100,000	100	(100)			-
Exchange for Debt			149,170			149,170
Payments received for stock
previously issued			237,430			237,430
Net loss and comprehensive						-
loss for the year				(179,296)		(179,296)

Balance June 30, 1994	22,498,706	22,499	1,385,292	(1,401,948)	-	5,843

Revision of common stock	(11,900,000)	(11,900)	11,900			-
Stock issued for services	5,592,857	5,592	513,908			519,500
Exchange for Debt	200,000	200	24,300			24,500
Issuance of common stock	402,857	401	21,915			22,316
previously issued
Net loss and comprehensive						-
loss for the year				(575,771)		(575,771)

Balance June 30, 1995	16,794,420	16,792	1,957,315	(1,977,719)	-	(3,612)

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
__________________________________________________________________

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
__________________________________________________________________

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
__________________________________________________________________

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
__________________________________________________________________

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

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
__________________________________________________________________

				Deficit
				Accumulated	Unrealized
			Additional	During	gain (loss)	Total
	Common Stock		Paid-in	Developmental	on foreign	Stockholders'
	Shares	Amount	Capital	Stage	exchange	Equity (Deficit)
Balance June 30, 2005	249,895,892	249,896	25,222,219	(28,883,714)	(476,307)	(3,887,906)

Unrealized foreign exchange					(78,596)	(78,596)
Net loss and comprehensive loss
for the year				(220,572)		(220,572)

Balance June 30, 2006	249,895,892	249,896	25,222,219	(29,104,286)	(554,903)	(4,187,074)

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
__________________________________________________________________

	Twelve months ended		Cumulative from
	June 30		March 26, 1993 to
	2006	2005	June 30, 2006

Operating activities:

Net loss	$(220,572)	$(576,766)	$(28,392,814)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	-	389,304
(Gain) loss on disposal and abandonment of assets	-	-	2,005,498
Stock issued in exchange for interest	-	-	169,142
Stock issued in exchange for services and expenses	-	-	10,574,972
Stock options issued in exchange for services	-	-	3,083,390
Unrealized (loss) gain on foreign exchange	(78,596)	(63,448)	(554,903)
Other non-cash items	170,000	442,500	61,218

Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	-	-	-
Inventory	-	-	(73,323)
Sales tax receivable	-	-	(36)
Research and experimental development tax credits receivable	-	-	-
Other assets	-	-	(10,120)
(Decrease) increase in :
Accounts payables and accrued liabilities	205,968	(14,786)	2,170,654
Accrued salaries	(137,500)	212,500	573,152
Due to stockholders	-	-	5,000

Net cash used in operating activities	(60,700)	-	(9,998,866)

Investing activities:
Increase in notes receivable	-	-	(259,358)
Reduction in notes receivable	-	-	237,652
Investment	-	-	(89,500)
Equipment	-	-	(321,567)
Equipment assembly costs	-	-	(1,999,801)
Organization cost	-	-	6,700
Reduction in security deposit	-	-	(1,542)

Net cash used in investing activities	-	-	(2,427,416)

Financing activities:
Loans from related parties	-	-	4,354,835
Deferred financing costs	-	-	180,557
Proceeds from deposits	-	-	143,500
Payments on notes payable	-	-	(409,939)
Proceeds from convertible notes	-	-	754,999
Proceeds from notes payable	60,700	-	470,639
Payments on lease obligations	-	-	(86,380)
Proceeds from issuance of convertible subordinated debentures	-	-	1,035,000
Proceeds from loan payable	-	-	591,619
Payments on loan payable	-	-	(488,439)
Proceeds from issuance of stock options	-	-	20,000
Proceeds from grants	-	-	3,628,277
Proceeds from issuance of common stock	-	-	85,582
Proceeds from additional paid-in capital	-	-	2,145,775

Net cash provided by financing activities	60,700	-	12,426,025

Net (decrease) increase in cash and cash equivalents	-	-	(257)

Cash and cash equivalents - beginning of period	-	-	257

Cash and cash equivalents - end of period	$-	$-	$-

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
__________________________________________________________________

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

INCOME TAXES

The Company has net operating loss carryovers of approximately $29.2 million as of June 30, 2006, expiring through 2026. However, based upon present Internal Revenue Service regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock and there has been a change in control as defined by the Internal Revenue Service regulations, a substantial portion of this loss carryover may not be available to the Company.

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

During Fiscal 2006, the Company completed indirect private placements with twelve investors having a total aggregate value of US$60,700. Insofar as the Company does not have enough common shares available for issuance, the investors have agreed to accept that the investment would be in the form of non-interest-bearing convertible debt. The amount was used to pay Tirex operating expenses. When an adequate number of common shares become available, these investors will accept 13,040,000 common shares. Any share issuance would be proportionally adjusted in the event of stock splits or reverse splits.

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