Form 10KSB/A
period 2007-06-30
Tirex CORP
filed 2008-10-30
CIK 823072

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

249,895,892 (as of September 30, 2007)
(Number of shares outstanding of each of the Issuer's classes of common stock)

Transitional Small Business Disclosure Format (check one)
Yes [   ]     No [X]

DOCUMENTS INCORPORATED BY REFERENCE
into Part I

Annual Report of the Company on Form 10-KSB/A for the year ended June 30, 2007

Quarterly Reports of the Company on Form 10-QSB for the quarters ended September 30, 2006, December 31, 2006, and March 31, 2007

Current Reports on Forms 8-K of the Company

EXPLANATORY NOTE

The primary purpose of this amended Report 10-KSB is to replace the unaudited financial statements included with the original filings with audited financial statements, these statements having been retroactively audited by Moore & Associates. To the extent of some minor variations in the financial statements, as a result of the audit, the Liquidity and Capital Resources sub-section of the Management Discussion and Analysis has been modified to reflect the numbers of the audited financial statements. There have been no other material changes.

ITEM 1. DESCRIPTION OF BUSINESS

The Company

     The Tirex Corporation (hereinafter referred to as "we", "us" or the "Company") is engaged in the business of developing for sale, license or lease an environmentally safe patented "turn key" cryogenic tire recycling system, known as the "TCS System" The TCS System was designed and developed by us and separates tires into clean and saleable rubber crumb, steel wire, and fiber. The Company was incorporated in Delaware on August 19, 1987 under the name "Concord Enterprises, Inc." The Company's name was changed to "Stopwatch Inc." on June 20, 1989 and to "Tirex America Inc." on March 10, 1993. On July 11, 1997, the Company's name was changed to "The Tirex Corporation". Since 1993, our core business has been to develop and to initiate marketing efforts by sale or license of an environmentally friendly cryogenic tire recycling system, which we intend to sell to recycling companies and governmental agencies to enable them to recycle tires. We have devoted much of our earlier efforts to completing the design and development of our first production model and raising the financing required to do so, but for the last four years, our efforts have turned to marketing. The Company has generated only very limited revenues from operations and is still in the development stage.

The TCS-System

     Our TCS-System comprises a complete, turn-key, environmentally safe, semi-cryogenic tire recycling system designed to: (i) disintegrate scrap tires, using less energy than is required by existing ambient methods (which shred and/or chop tires at "ambient" or normal room temperatures) or other currently available cryogenic methods (which reduce the temperature of the materials through the use of liquid nitrogen), and (ii) produce commercially exploitable, high quality, clean rubber crumb and shredded steel and fiber. Disregarding configuration variations related to tire feedstock preparation and possible auxiliary grinding after processing through the System to obtain higher proportions of fine mesh rubber, these variations not forming part of our technology in any event, the TCS System is offered in multiple versions, defined in terms of multiples of basic TCS-1 capacity. Based on an assumed scrap tire weight of 19 lbs., a TCS-1 would process one million scrap tires per year. There is no significant market for a TCS-1 per se, and we market the TCS-2 version primarily. However, we are reacting to requests for TCS-3 and TCS-4 systems as well. It should be emphasized that the TCS technology is not defined in terms of quantities of tire processing but rather the weight of tires to be processed. In some regions, scrap tire weights vary significantly from the 19 lb average. For example, in upstate New York, the apparent scrap tire average weight is reportably about 22½ lbs. In such regions, the actual numbers of tires which can be processed over a year would vary proportionately as a function of actual scrap tire weight versus the 19 lb average.

     As noted above, the TCS System is a semi-cryogenic system, in that the precise scientific definition of cryogenics involves temperatures much colder than what is required to freeze tire pieces to the point where they can be disintegrated mechanically. Liquid nitrogen systems are truly cryogenic in that the temperature of liquid nitrogen qualifies for the truly cryogenic definition. The operating cost of truly cryogenic systems is significantly higher than that of a semi-cryogenic system because the incremental cost of attaining cryogenic temperatures, which are not necessary, imposes a substantial “cost of cold” premium to the process of tire chip freezing. At issue is that the cost of attaining each additional degree of cold costs a little more than the previous degree. While not an exponential relationship, neither is it a linear relationship. The semi-cryogenic process avoids the cost of acquiring these additional and unnecessary degrees of cold.

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

Manufacturing

     Our earlier activities focused primarily on the design and development of the original TCS-1 First Production Model, and, more recently, on the completion of the design of a second generation version of this technology. In connection with these activities, we have been dependent upon arrangements with subcontractors for the manufacture and assembly of the principal components incorporated into a TCS System Plant. Pursuant to our signing of the exclusive manufacturing license agreement with Simpro, S.p.A., with the exception of those systems which Simpro might choose to refuse to accept a contract from any particular potential customer for whatever reason, all manufacturing activities of our company will now be undertaken by this Italian company. In the seemingly unlikely scenario where Simpro would refuse a contract which we believe should be accepted, we would have the right to go to alternate sources to have such systems manufactured and installed. Management believes that numerous alternative sources of supply for all such systems are readily available and has already identified potential key suppliers.

     We have licensed the manufacturing respecting our technology to our Manufacturing Partner, Simpro S.p.A. of Turin, Italy. Simpro is a designer and manufacturer of high-technology production systems, historically, primarily for the automobile industry, and is active internationally. Simpro has its ISO 9001, ISO 14001 and EMAS certifications. We have agreed to this manufacturing partner arrangement because Simpro is in a position to offer insurance-backed contract performance guarantees and also to guarantee a minimum tire weight throughput on systems fabricated, installed and commissioned by them.

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

Potential Markets

     We believe that the potential markets for our TCS System will be directly affected by the level of demand for economical, high quality rubber crumb derived from the recycling of scrap tires. The following discussion of the potential markets for rubber crumb assumes that the TCS System will actually be capable of economically producing high quality recycled rubber crumb and in a variety of sizes, and capable of being used in wide range of products. It should be noted, however, that because of the limited operating history of our heretofore TCS-1 Production Model Plant, we cannot give any assurance that our TCS Systems will in fact perform as expected under continuous, commercial operating conditions. Our manufacturing partner, Simpro, however, is prepared to offer tire throughput guarantees as a function of scrap tire weight. Our Manufacturing Licensee, Simpro S.p.A. of Turin, Italy, is also prepared to offer limited performance guarantees, backed by insurance policies. Moreover, even if the demand for rubber crumb should increase in accordance with our expectations, there can be no assurance that a demand for TCS Systems will likewise develop.

     Rubber is a valuable raw material and we believe that recycling this valuable resource from scrap tires is an ideal way to recover that value. Recycled scrap tire rubber is already used in a great variety of products, promoting longevity by adding it to asphalt pavement, adding bulk and providing drainage as a soil additive, providing durability as a carpet underpadding, road guardrail posts, increasing resiliency in running track surfaces and gymnasium floors, absorbing shock and lessening the potential for injuries as a ground cover for playgrounds and other recreational areas, and as a significant component added to plastic resins for making extruded or molded products. We are aware of significant recent developments in making finished products from crumb rubber compounded with plastic resins, particularly polypropylene. We believe that the potential for crumb rubber to substitute for either virgin or recycled plastic resins is very significant, given the relative market price for crumb rubber versus the commodity prices for such plastic resins. We believe that TCS operators could realize very attractive profits at prices even less than US$0.20 per pound. As of September 24, 2007, virgin general purpose injection grade polypropylene was selling for approximately US$0.87 to US$0.90 per pound for high-volume users with an average premium of between 2 and 4 cents per pound for lower volume users. Also in an independent report for September 24, 2007, recycled polypropylene was selling for between US$0.40 to US$0.44 (for clean regrind or flake) and US$0.55 to $0.59 per pound (for pellets), depending on its form. TCS System-produced crumb rubber has been proven to compound very well with polypropylene in high proportions and with prices of between US$0.20 to US$0.22 per pound, represents a major cost saving for industry producers, even relative to recycled resins.

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

Government Regulation

     Insofar as the Company is not actually a tire recycler, government regulations have little direct effect on our activities. Of greater importance is the possible effect on our customers for the TCS technology. The TCS-System is a "closed loop" system which does not use any chemicals, solvents, gases or other substances which could result in noxious emissions of any kind from the operation of the Plant. To the best of the Company's knowledge, operation of a TCS-System will not result in the emission of any pollutants, the disposal of combustion residues, the storage of hazardous substances, or the production of any significant amounts of solid waste which would have to be landfilled. Our Manufacturing Licensee, Simpro S.p.A., has undertaken a formal environmental assessment of our technology using the very stringent European standards, the results of which confirms our assertions. However, the operation of a TCS System will involve, to varying degrees and for varying periods of time, the storage of scrap tires or tire pieces representing the feedstock to the System, and limited storage of crumb rubber prior to shipment to customers. Rubber, regardless of its physical dimensions or form, is widely defined as being a fire hazard by fire protection services in most industrially-advanced countries.

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

     Lefebvre Freres Limited v. The Tirex Corporation

     Lefebvre Frères Limited instituted an action against us on August 13, 2001 in the Superior Court, judicial district of Montreal (court docket # 500-05-066942-010) claiming Canadian $98,513 (approximately US$96,500 at current exchange rates) is due and owing for the manufacture and delivery of car tire disintegrators. We have prepared a defense and cross claim against Plaintiff as the product delivered was defective and included used parts in direct contravention of the supply agreement. We believe we are entitled to a reimbursement of sums paid.

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

     The lack of a significant track record relative to the operation and output of the TCS System has proven to be a difficult hurdle to overcome in acquiring TCS System sales. The installed cost of a TCS-2 System to a recycler, depending on the system configuration, the condition of the feedstock and the output requirements and excluding building and infrastructure costs, is in the vicinity of Euros 5,500,000 (approximately US$7.75 million at prevailing exchange rates). When one adds infrastructure costs, preproduction expenses and a reasonable provision for working capital after system commissioning, we are of the opinion that the entrepreneur has to consider his gross investment cost (prior to debt financing possibilities) to be in the vicinity of US$9 million to$10 million, depending on the customs duties which could be imposed on US and Canadian customers respecting the importing of products from non-NAFTA countries. We do not actively market the TCS-1 as the apparent market for this reduced-scale system does not appear to be that significant. US$9,000,000 or more represents a substantial investment for a start-up company. Simpro has been able to obtain insurance backing to support their offer of limited performance guarantees, and such potential is expected to assist the marketing effort. Simpro is now offering limited feedstock throughput guarantees on a case by case basis. Management is of the opinion that, insofar as the systems are normally priced in Euros, the continuing strength of the Euro against the US dollar is having a negative on the sales efforts in North America.

     Market and sales efforts of the TCS System continues to evolve and has attracted qualified and capable companies over the past year. During Fiscal 2007, the Company and Simpro have entertained numerous potential TCS System customers. Out of these developments, several opportunities have presented themselves that have merited and continue to merit the expenditure of considerable effort to close a Purchase and Sales Agreement. Of the most recent opportunities, it has been represented to us that some partial and some complete project financing has been offered in the Middle East, the UK and Malaysia and the northeastern USA, and yet contracts still remain pending. Our listing on the Internet Recycling Exchange and our web site www.tirex-tcs.com continues to generate inquiries from all over the world. This interest confirms the need for new technology in the industry. These opportunities may not conclude, however, until there is a commercial system in operation and regardless of Management's optimism there can be no assurance that these opportunities will actually result in unconditional sales contracts.

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

     Over the last two years, the expenses of our company have been funded by a series of loans made by a significant number of individuals investing modest amounts totaling approximately US$60,000 each through Tirex President, John L. Threshie Jr. Insofar as Tirex does not have shares to issue at this time, these investors, fully cognizant of our situation and so documented in writing, have accepted that their investment is being made via Mr. Threshie and represents a convertible debt, the conversion of which can occur once Tirex will have shares available for issuance. To June 30, 2006, approximately 13 million shares are involved, this number being before any adjustments to our share authorization structure which would cause a proportionate adjustment to the number of shares actually issuable. We will require a modification to our share authorization. This convertible debt is priced at fixed prices rather than as a discount to market. Insofar as the funds were lent to Mr. Threshie rather than to Tirex directly, with Mr. Threshie then paying personally the expenses of Tirex, which expenses have been duly recorded in our accounts offset by a liability to Mr. Threshie, the liability on our books is still listed as being toward Mr. Threshie. Thus no direct liability toward these investors is on our books. However, once shares will become available for issuance, the amounts due to Mr. Threshie will be transferred by him to these investors and the shares issued accordingly. Significant amounts were paid on behalf of Tirex by a close associate, with whom ultimate financial compensation will be negotiated, either on a cash basis or a share issuance basis or some combination thereof, to be determined.

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

Liquidity and Capital Resources

As of June 30, 2007, the Company had total assets of $25,001 as compared to $25,001 at June 30, 2006 reflecting no change, and also no change versus total assets at June 30, 2005. There were no changes in the value of individual assets, representing Property and Equipment and Patents, from June 30, 2006 to June 30, 2007.

As of June 30, 2007, the Company had total liabilities of $4,712,098 as compared to $4,212,075 at June 30, 2006, reflecting an increase in liabilities of $500,023. Total liabilities at June 30, 2006 had reflected a previous increase of $299,168 over $3,912,907 in total liabilities at June 30, 2005. The increase in total liabilities from June 30, 2006 to June 30, 2007 is primarily attributable to: (i) an increase in Accounts Payable and Accrued Liabilities in the amount of $87,523 from $1,400,688 as of June 30, 2006 to $1,488,211 as of June 30, 2007; (ii) an increase in Convertible Loans in the amount of $412,500 from $2,008,942 as of June 30, 2006 to $2,421,442 as of June 30, 2007.

Reflecting the foregoing, the financial statements indicate that as at June 30, 2007, the Company had a working capital deficit (current assets minus current liabilities) of $1,488,211 and that as at June 30, 2006, the Company had a working capital deficit of $1,400,688, a working capital deficit increase of $87,523. There were no changes in current assets, as noted above, while there were additions to current liabilities due to third parties represented by Accounts Payable and Accrued Liabilities.

The financial statements which are included in this report reflect total operations and other expenses of $455,849 for the year ended June 30, 2007, which reflects an increase of $235,277 over the year ended June 30, 2006 when total operations and other expenses were $220,572. The Company has ceased Research and Development activities thereby resulting in a significant decrease in personnel expenses and other Research and Development expenses compared with prior periods.

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

From inception (July 15, 1987) through June 30, 2007, the Company has incurred a cumulative net loss of $29,906,019. Approximately $1,057,356 of such cumulative net loss was incurred prior to the inception of the Company’s present business plan, in connection with the Company’s discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced the proposed health care operations and therefore, generated no revenues therefrom.

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

SIGNATURES	TITLE	DATE

Principal Executive Officer:
/s/ JOHN L. THRESHIE, JR	Chairman of the Board	September 30, 2007
of Directors and Chief
John L. Threshie, Jr	Executive Officer

Principal Financial and Accounting Officer:

/s/ MICHAEL D.A. ASH	Secretary, Treasurer,	September 30, 2007
and Chief Financial and
Michael D.A. Ash	Accounting Officer

A Majority of the Board of Directors:
/s/ JOHN L. THRESHIE, JR.	Chairman of the Board	September 30, 2007
of Directors
John L. Threshie, Jr.

/s/ Henry Meier	Director	September 30, 2007

Henry Meier

/s/ LOUIS V. MURO	Director	September 30, 2007

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

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of The Tirex Corporation as of June 30, 2007, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2007 and 2006 and cumulative from March 26, 1993 to June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Tirex Corporation as of June 30, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2007 and 2006 and cumulative from March 26, 1993 to June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a net loss of $455,849 for the year ended June 30, 2007, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moore & Associates

Moore & Associates Chartered
Las Vegas, Nevada
October 1, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED BALANCE SHEET
AS AT JUNE 30, 2007

June 30,
2007

ASSETS

Current Assets
Cash and cash equivalents	$-
Accounts receivable	-
Notes receivable	-
Inventory	-
Research and Experimental Development tax credits receivable	-
Total Current Assets	-

Property and equipment	25,000

Other assets
Patents	1
Investment, at cost	-
Total Other Assets	1

Total Assets	$25,001

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$1,488,211
Current portion of long-term debt	-
Total Current Liabilities	1,488,211

Other liabilities
Long-term deposits and notes	217,500
Government loans (net of current)	-
Capital lease obligations (net of current)	-
Convertible notes	399,389
Convertible notes	185,556
Convertible loans	2,421,442
Total Other Liabilities	3,223,887

Total Liabilities	4,712,098

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized
250,000,000 shares, issued and outstanding
249,895,892 shares (June 30, 2006 - 249,895,892 shares)	249,896
Additional paid-in capital	25,222,219
Deficit accumulated during the development stage	(29,560,135)
Unrealized gain (loss) on foreign exchange	(599,077)
Total Stockholders' Equity (Deficit)	(4,687,097)

Total Liabilities and Stockholders' Equity (Deficit)	$25,001

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
____________________________________________________________________

	Twelve months ended		Cumulative from
	June 30		March 26, 1993 to
	2007	2006	June 30, 2007

Revenues	$-	$-	$1,354,088

Cost of Sales	-	-	1,031,075

Gross profit	-	-	323,013

Operations
General and administrative	409,054	173,778	13,410,320
Depreciation and amortization	-	-	365,545
Research and development	-	-	15,396,966

Total Expense	409,054	173,778	29,172,831

Income (loss) before other expenses	(409,054)	(173,778)	(28,849,818)

Other expenses (income)
Interest expense	46,795	46,794	992,378
Interest income	-	-	(45,443)
Income from stock options	-	-	(10,855)
Gain from extinguishment of debt	-	-	(1,047,921)
Loss on disposal of equipment	-	-	4,549

Total Other expenses (income)	46,795	46,794	(107,292)

Provision for income taxes	-	-	-

Net income (loss)	(455,849)	(220,572)	(28,742,526)

Other comprehensive loss
Loss (gain) on foreign exchange	-	-	106,137

Net income (loss) and comprehensive loss	$(455,849)	$(220,572)	$(28,848,663)

Basic and Diluted net loss and comprehensive
loss per common share	$(0.00)	$(0.00)

Weighted average shares of common
stock outstanding	249,895,892	249,895,892

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
____________________________________________________________________

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
____________________________________________________________________

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
____________________________________________________________________

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
____________________________________________________________________

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
____________________________________________________________________

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

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION

A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
____________________________________________________________________

				Deficit
				Accumulated	Unrealized
			Additional	During	gain (loss)	Total
	Common Stock		Paid-in	Developmental	on foreign	Stockholders'
	Shares	Amount	Capital	Stage	exchange	Equity (Deficit)
Balance June 30, 2005	249,895,892	249,896	25,222,219	(28,883,714)	(476,307)	(3,887,906)

Unrealized foreign exchange					(78,596)	(78,596)
Net loss and comprehensive loss
for the year				(220,572)		(220,572)

Balance June 30, 2006	249,895,892	249,896	25,222,219	(29,104,286)	(554,903)	(4,187,074)

Unrealized foreign exchange					(44,174)	(44,174)
Net loss and comprehensive loss
for the year				(455,849)		(455,849)

Balance June 30, 2007	249,895,892	249,896	25,222,219	(29,560,135)	(599,077)	(4,687,097)

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
____________________________________________________________________

	Twelve months ended		Cumulative from
	June 30		March 26, 1993 to
	2007	2006	June 30, 2007

Operating activities:

Net loss	$(455,849)	$(220,572)	$(28,848,663)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	-	389,304
(Gain) loss on disposal and abandonment of assets	-	-	2,005,498
Stock issued in exchange for interest	-	-	169,142
Stock issued in exchange for services and expenses	-	-	10,574,972
Stock options issued in exchange for services	-	-	3,083,390
Unrealized (loss) gain on foreign exchange	(44,174)	(78,596)	(599,077)
Other non-cash items	358,500	170,000	419,718

Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	-	-	-
Inventory	-	-	(73,323)
Sales tax receivable	-	-	(36)
Research and experimental development tax credits receivable	-	-	-
Other assets	-	-	(10,120)
(Decrease) increase in :
Accounts payables and accrued liabilities	(37,477)	205,968	2,133,177
Accrued salaries	125,000	(137,500)	698,152
Due to stockholders	-	-	5,000

Net cash used in operating activities	(54,000)	(60,700)	(10,052,866)

Investing activities:
Increase in notes receivable	-	-	(259,358)
Reduction in notes receivable	-	-	237,652
Investment	-	-	(89,500)
Equipment	-	-	(321,567)
Equipment assembly costs	-	-	(1,999,801)
Organization cost	-	-	6,700
Reduction in security deposit	-	-	(1,542)

Net cash used in investing activities	-	-	(2,427,416)

Financing activities:
Loans from related parties			4,354,835
Deferred financing costs	-	-	180,557
Proceeds from deposits	-	-	143,500
Payments on notes payable	-	-	(409,939)
Proceeds from convertible notes	-	-	754,999
Proceeds from notes payable	54,000	60,700	524,639
Payments on lease obligations	-	-	(86,380)
Proceeds from issuance of convertible subordinated debentures	-	-	1,035,000
Proceeds from loan payable	-	-	591,619
Payments on loan payable	-	-	(488,439)
Proceeds from issuance of stock options	-	-	20,000
Proceeds from grants	-	-	3,628,277
Proceeds from issuance of common stock	-	-	85,582
Proceeds from additional paid-in capital	-	-	2,145,775

Net cash provided by financing activities	54,000	60,700	12,480,025

Net (decrease) increase in cash and cash equivalents	-	-	(257)

Cash and cash equivalents - beginning of period	-	-	257

Cash and cash equivalents - end of period	$-	$-	$-

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
____________________________________________________________________

	Twelve months ended		Cumulative from
	June 30		March 26, 1993 to
	2007	2006	June 30, 2007

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

The fair values of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At June 30, 2007 and June 30, 2006, respectively, the carrying value of all financial instruments was not materially different from fair value.

INCOME TAXES

The Company has net operating loss carryovers of approximately $29.7 million as of June 30, 2007, expiring through 2027. However, based upon present Internal Revenue Service regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock and there has been a change in control as defined by the Internal Revenue Service regulations, a substantial portion of this loss carryover may not be available to the Company.

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

The Company does not currently have research and experimental development tax credits receivable from the Canadian Federal government and the Quebec Provincial government as at June 30, 2007.

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

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Note 2           GOING CONCERN

As reported in the accompanying financial statements, the Company incurred a net loss of $455,849 for the year ended June 30, 2007 and a net loss of $220,572 for the year ended June 30, 2006.

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

A valuation write-down charged to operations for the year ended June 30, 2007 was zero. Depreciation and amortization expense charged to operations for the year ended June 30, 2006 was zero.

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

During the first quarter of Fiscal 2006, the Company completed a private placement with two investors having a total aggregate value of US$10,000, one for $2,500 and the other for $7,500. Insofar as the Company does not have enough common shares available for issuance, the investors agreed to accept that the investment would be in the form of non-interest-bearing convertible debt with no fixed terms of repayment. When an adequate number of common shares become available, these investors will be able to convert their loans. Any conversion would be proportionally adjusted in the event of stock splits or reverse splits. In consideration of the agreed upon conversion price, prior to any possible adjustments, the company would issue 2,000,000 common shares. Until such time of any conversion, the US$10,000 is recorded as a liability on the Company’s Balance Sheet.

Over the entire twelve months ended June 30, 2006, the expenses of our company have been funded by a series of loans made by a significant number of individuals investing modest amounts totaling US$60,700. During the year ended June 30, 2007 a further amount of US$54,000 was secured under substantially the same terms. Insofar as Tirex does not have shares to issue at this time, these investors, fully cognizant of our situation and so documented in writing, have accepted that their investment is a convertible debt, the conversion of which can occur once Tirex will have shares available for issuance. This debt is convertible at fixed prices rather than as a discount to market. To June 30, 2006, 13,140,000 shares were involved and a further 12,900,000 shares would be required as a result of the borrowings during the year ended June 30, 2007, these numbers being before any adjustments to our share authorization structure which would cause a proportionate adjustment to the number of shares actually issuable.

THETIREX CORPORATION
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

THETIREX CORPORATION
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