Form 10-Q
period 2008-09-30
Tirex CORP
filed 2008-11-12
CIK 823072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-25901

The Tirex Corporation
(Exact name of registrant as specified in its charter)

Delaware	22-2824362
(State or other jurisdiction of	(I.R.S. Employer Ident. No.)
Incorporation or Organization)

PO Box 1000
Stratford, CT
USA, 06614-9991
(Address of principal executive offices, Zip Code)

(203) 522-3247
(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of October 2, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	607,920,803

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐      No ☒

The Tirex Corporation
(A Development Stage Company)

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

i

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
The Tirex Corporation
(A Development Stage Company)

We have reviewed the accompanying consolidated balance sheet of The Tirex Corporation as of September 30, 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the three-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Corporation's management.

We conduct our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Tirex Corporation as of June 30, 2008, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated October 21, 2008, we expressed an unqualified opinion with a going concern paragraph on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2008 is fairly stated, in all material respects, in relations to the consolidated balance sheet from which it has been derived.

Moore & Associates, Chartered
Las Vegas, Nevada
November 10, 2008

6490 WEST DESERT INN RD, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2008
(Unaudited)

September 30,
2008

ASSETS

Current Assets
Cash and cash equivalents	$-
Total Current Assets	-

Property and equipment, net	25,000

Other assets
Patents	1
Total Other Assets	1

Total Assets	$25,001

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$1,421,041
Current portion of long-term debt	-
Total Current Liabilities	1,421,041

Other liabilities
Long-term deposits and convertible notes	157,500
Convertible notes	389,294
Convertible notes	185,556
Convertible loans	2,441,286
Total Other Liabilities	3,173,636

Total Liabilities	4,594,677

Stockholders' Equity (Deficit)
Preferred stock, $.005 par value, authorized
3,000,000 Series A shares, issued and outstanding
3,000,000 Series A shares (June 30, 2008 - 3,000,000 shares)	15,000
Common stock, $.001 par value, authorized
1,000,000,000 shares, issued and outstanding
602,920,803 shares (June 30, 2008 - 291,995,892 shares)	602,921
Additional paid-in capital	25,594,882
Deficit accumulated during the development stage	(30,220,426)
Unrealized gain (loss) on foreign exchange	(562,053)
(4,569,676)

Total Liabilities and Stockholders' Equity (Deficit)	25,001

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended		Cumulative from
	September 30		March 26, 1993 to
	2008	2007	September 30, 2008

Revenues	$-	$-	$1,354,088

Cost of Sales	-	-	1,031,075

Gross profit	-	-	323,013

Operations
General and administrative	150,270	96,949	14,012,117
Depreciation and amortization	-	-	365,545
Research and development	-	-	15,396,966

Total Expense	150,270	96,949	29,774,628

Income (loss) before other expenses	(150,270)	(96,949)	(29,451,615)

Other expenses (income)
Interest expense	11,699	11,699	1,050,872
Interest income	-	-	(45,443)
Income from stock options	-	-	(10,855)
Gain from extinguishment of debt	-	-	(1,047,921)
Loss on disposal of equipment	-	-	4,549

Total Other expenses (income)	11,699	11,699	(48,798)

Provision for income taxes	-	-	-

Net income (loss)	(161,969)	(108,648)	(29,402,817)

Other comprehensive loss
Loss (gain) on foreign exchange	-	-	106,137

Net income (loss) and comprehensive loss	$(161,969)	$(108,648)	$(29,508,954)

Basic and Diluted net loss and comprehensive loss per common share	$(0.00)	$(0.00)

Weighted average shares of common stock outstanding	370,366,007	249,895,892

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended		Cumulative from
	September 30		March 26, 1993 to
	2008	2007	September 30, 2008

Cash flows from operating activities:

Net income (loss)	$(161,969)	$(108,648)	$(29,508,954)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	389,304
(Gain) loss on disposal and abandonment of assets	-	-	2,005,498
Stock issued in exchange for interest	-	-	169,142
Stock issued in exchange for services and expenses	-	-	10,574,972
Stock options issued in exchange for services	-	-	3,083,390
Unrealized (loss) gain on foreign exchange	43,187	(262,706)	(562,053)
Other non-cash items	176,663	83,750	1,091,577

Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	-	-	-
Inventory	-	-	(73,323)
Sales tax receivable	-	-	(36)
Research and experimental development tax credits receivable	-	-	-
Other assets	-	-	(10,120)
(Decrease) increase in :
Accounts payables and accrued liabilities	(89,131)	256,354	1,928,335
Accrued salaries	31,250	31,250	854,402
Due to stockholders	-	-	5,000

Net cash used in operating activities	-	-	(10,052,866)

Cash flow from investing activities:
Increase in notes receivable	-	-	(259,358)
Reduction in notes receivable	-	-	237,652
Investment	-	-	(89,500)
Equipment	-	-	(321,567)
Equipment assembly costs	-	-	(1,999,801)
Organization cost	-	-	6,700
Reduction in security deposit	-	-	(1,542)

Net cash used in investing activities	-	-	(2,427,416)

Cash flow from financing activities:
Loans from related parties			4,354,835
Deferred financing costs	-	-	180,557
Proceeds from deposits	-	-	143,500
Payments on notes payable	-	-	(409,939)
Proceeds from convertible notes	-	-	754,999
Proceeds from notes payable	-	-	524,639
Payments on lease obligations	-	-	(86,380)
Proceeds from issuance of convertible subordinated debentures	-	-	1,035,000
Proceeds from loan payable	-	-	591,619
Payments on loan payable	-	-	(488,439)
Proceeds from issuance of stock options	-	-	20,000
Proceeds from grants	-	-	3,628,277
Proceeds from issuance of common stock	-	-	85,582
Proceeds from additional paid-in capital	-	-	2,145,775

Net cash provided by financing activities	-	-	12,480,025

Net (decrease) increase in cash and cash equivalents	-	-	(257)

Cash and cash equivalents - beginning of period	-	-	257

Cash and cash equivalents - end of period	$-	$-	$-

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended		Cumulative from
	September 30		March 26, 1993 to
	2008	2007	September 30, 2008

Supplemental Disclosure of Non-Cash Activities:

During the year ended June 30, 2008, the Company issued 42,100,000 common shares in exchange for services performed and in recognition of the payment of debt. During the three month period ended September 30, 2008, the Company issued 299,329,800 common shares in exchange for services performed and in recognition of the payment of debt.

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-	$232,748

Income taxes paid	$-	$-	$-

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

CHANGE OF NAME

On July 11, 1997, the Company changed its name from Tirex America, Inc. to The Tirex Corporation.

DEVELOPMENTAL STAGE

At September 30, 2008, the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

BASIS OF CONSOLIDATION

The consolidated financial statements include the consolidated accounts of The Tirex Corporation, Tirex Canada R&D Inc., The Tirex Corporation Canada Inc., Tirex Advanced Products Quebec Inc. and Tirex Acquisition Corp., all of these subsidiaries currently being dormant. Certain of these companies have actually been de-registered by government authorities but could easily be revived if circumstances would warrant such action. Tirex Canada R&D Inc. is held 51% by two shareholders of the Company. The shares owned by these shareholders are held in escrow by the Company's attorney and are restricted from transfer thereby, substantively for recording purposes, allowing for a full consolidation of this Company. The Tirex Corporation Canada Inc., Tirex Advanced Products Quebec Inc. and Tirex Acquisition Corp. are 100% held by the Company. All subsidiary companies are dormant. All material intercompany transactions and accounts have been eliminated in consolidation.

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

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

PROPERTY AND EQUIPMENT

The Company policy is to record Property and equipment at cost less accumulated depreciation and provisions for write-downs. Depreciation is computed using the straight-line method over the estimated useful lives of five years. No depreciation is recorded for equipment written down to salvage value. The Company has written off its equipment to salvage value.

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

A Basic Earnings per Share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted Earnings per Share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options, warrants outstanding and debt conversions during the period.

A net loss was reported for the years ended June 30, 2008 and June 30, 2007, and accordingly, in those years, the denominator for the Basic EPS calculation was equal to the weighted average of outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company's common stock because to do so would have been anti-dilutive.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company's financial instruments, which principally include cash, note receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

The fair values of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At September 30, 2008 and June 30, 2008, respectively, the carrying value of all financial instruments was not materially different from fair value.

INCOME TAXES

The Company has net operating loss carryovers of approximately $30.6 million as of September 30, 2008, expiring through 2029. However, based upon present Internal Revenue Service regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock and there has been a change in control as defined by the Internal Revenue Service regulations, a substantial portion of this loss carryover may not be available to the Company.

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

The Company does not currently have research and experimental development tax credits receivable from the Canadian Federal government and the Quebec Provincial government as at September 30, 2008.

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

Note 2     GOING CONCERN

As reported in the accompanying financial statements, the Company incurred a net loss of $498,322 for the year ended June 30, 2008 and a net loss of $161,969 for the three month period ended September 30, 2008.

In March 1993, the Company had begun its developmental stage with a new business plan. As of March 2000, the Company had developed a production quality prototype of its patented system for the disintegration of scrap tires, but nonetheless continued its research and development efforts to improve the machine's performance and to permit greater flexibility in design for specific customer applications. Due to the Company’s lack of working capital during the year ended June 30, 2002, all rubber crumb production was suspended and research and development efforts have been hampered. Pending receipt of funding from operations, government assistance, loans or equity financing, crumb rubber production and previous research and development efforts will not be resumed. While the Company has engaged the process of marketing the TCS System to numerous potential clients since the beginning of the fiscal year commencing July 1, 2000, as of September 30, 2008, the Company had not yet consummated an unconditional purchase order for a TCS System.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

Note 3     PROPERTY AND EQUIPMENT

As at September 30, 2008, plant and equipment consisted of the following:

Furniture, fixtures and equipment	$149,516
Manufacturing equipment	62,400
Subtotal	211,916

Less: Accumulated depreciation and amortization	186,916

Total (the amount remaining is the salvage value)	$ 25,000

A valuation write-down charged to operations for the year ended June 30, 2008 was zero. Depreciation and amortization expense charged to operations for the year ended June 30, 2008 was zero. Depreciation and amortization expense charged to operations for the three month period ended September 30, 2008 was zero.

Note 4     PATENTS

The Company’s technology is patent protected in both the United States and Canada. Patent maintenance fees are current in both countries. The valuation on the Balance Sheet reflects recognition of valid patents and does not attempt to establish true commercial value.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 5     CAPITAL LEASE OBLIGATIONS

The Company leased certain manufacturing equipment under agreements classified as capital leases. The cost and the accumulated amortization for such equipment as of September 30, 2008 and June 30, 2008 was $62,400 and $62,400, respectively. The Company is in arrears on payment of these leases but default has not been declared. The lease expired on June 30, 2004.

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

Note 7     CONVERTIBLE NOTES

The Convertible Notes appearing on the balance sheet consisted of an investment arrangement with a group of institutional investors involving a multi-stage financing under which the Company had access to, at its option, up to $5,000,000. A first tranche of $750,000 was completed but no further draw downs were made. The terms of the convertible note were:

Balance at September 30, 2008	$389,294

Interest rate	8%, payable quarterly, commencing June 30, 2001

Issue date	February 26, 2001

Maturity date	February 26, 2003

Redemption rights	If not converted, the holder may require the Company to redeem at any time after maturity for the principal amount plus interest.

Conversion ratio	Lower of (i) – 80% of the average of the three lowest closing bid prices for the thirty trading days prior to the issue date, which equals $.073, or (ii) – 80% of the average of the three lowest closing bid prices for the sixty trading days prior to the conversion date.

Common stock warrants	The Convertible Notes carried an option to purchase Common stock warrants at the rate of one Warrant for each $1.25 of purchase price. The exercise price on the first tranche of $ 750,000 is $ .077 per share.

Certain current and previous Directors and Officers of the Company have pledged approximately 12,000,000 of their personal shares of Common Stock of the Company as security for the Convertible Notes until such time as the Company would successfully file with the Securities and Exchange Commission a Registration Statement on Form SB-2, to register common stock and warrants issuable upon the conversion of the notes, no later than 150 days after the issue date of the Convertible Notes. This deadline was not met and, as such, the investors served a notice of default to the Company on July 19, 2001. The Registration Statement was never declared effective by the Securities and Exchange Commission and was eventually withdrawn. Thus, the Convertible Notes cannot be converted to Common Stock nor may the Common Stock warrants be exercised. On April 24, 2002 the Company entered into a Settlement Agreement with the Note holders. The Company was forced to default on this Settlement Agreement. Accordingly, the terms of the Convertible Notes have become effective once again. 8,371,597 collateral common shares provided to the investors were the property of former Tirex Director, Louis A, Sanzaro, now deceased. The shares due to Louis A. Sanzaro have been issued during the quarter ended September 30, 2008 to a family member. The collateral shares provided by Louis V. Muro, 1,723,514 common shares, were replaced during the quarter ended September 30, 2008. The collateral shares provided by John L. Threshie Jr., 1,891,204 shares, had not been replaced as of October 27, 2008.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 8     CONVERTIBLE NOTES

A convertible note, under a private arrangement, consists of the following:

Balance at September 30, 2008	$ 185,556

Interest rate	8%

Issue date	July 19th, 2000

Maturity date	January 19th, 2002

Redemption rights	If not converted, the holder may require the Company to redeem at any time after maturity for the principal amount plus interest.

Conversion ratio	Not convertible prior to July 19th, 2001, at 20% discount to market between July 19th, 2001 and January 19th, 2002 or at 25% to market if held to maturity, to a maximum of not more than 2,500,000 shares.

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

	Fiscals	Fiscal 2008	Fiscal 2008	Fiscal 2008	Fiscal 2008	Fiscal 2009
	2006-2007	Q-1	Q-2	Q-3	Q-4	Q-1
Dollars received	$114,700	$10,700	$10,400	$22,000	$21,000	$12,000
Shares	26,040,000	3,840,000	5,460,000	5,400,000	6,200,000	2,400,000

Of the above shares, most were issued, unrestricted, during the quarter ended September 30, 2008. The remaining 19,560,000 shares will be issued progressively during the remainder of Fiscal year 2009.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 9     RELATED PARTY TRANSACTIONS

Convertible loans include amounts primarily due to Directors, Officers and employees. Historically, such amounts due have been repaid through the issuance of stock. At September 30, 2008 and June 30, 2008, the balances owing to Directors and Officers was $2,065,244 and $2,609,429, respectively. These amounts are without interest or terms of repayment.

Long-term deposits and notes at June 30, 2008 included an amount of $118,500 which was payable to Ocean Tire Recycling & Processing Co., Inc., a company previously owned by a former Director of the Company, Louis A. Sanzaro, deceased approximately 30 months ago. The Company negotiated a Settlement Agreement with the family of Louis A. Sanzaro with respect to the note representing $118,500, lease obligations and other expenses paid by Mr. Sanzaro, under which the Company would issue a total of 50,000,000 shares. 35,500,000 million shares were issued during the quarter ended September 30, 2008. There thus remains 14,500,000 million shares to be issued. As part of the share issuance during the quarter ended September 30, 2008, the note of 118,500 has been eliminated. The balance owing as part of the Settlement Agreement, at September 30, 2008, is included in Convertible Loans.

Note 10     COMMON STOCK

During the year ended June 30, 2008, the Company issued 42,100,000 common shares for services performed and in partial payment of a Settlement Agreement under Securities Act Regulation 10(a)3. During the quarter ended September 30, 2008, the Company issued 299,329,800 common shares for services performed and in partial payment of a Settlement Agreement under Securities Act Regulation 10(a)3.

During the year ended June 30, 2004, an Officer of the Company exercised stock options pursuant to a services agreement. The exercise of these stock options entitled the Officer to 1,500,000 common shares of the Company on a cash-less basis. These shares were issued during the first quarter of Fiscal year 2009.

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

As at September 30, 2008, the Company had 602,920,803 Common shares issued and outstanding, versus its authorization of 1,000,000,000 shares.

Note 11     PREFERRED STOCK

On May 12, 2008, the Company’s Board of Directors approved an amended Certificate of Designation with respect to the authorization and issuance of up to 3,000,000 Series A Preferred shares, an increase from the 1,000,000 shares of Series A Preferred stock that were authorized to be issued in the Certificate of Designation of Series A Preferred stock passed by the Board of Directors on February 12, 2008. No cash dividends shall be paid with respect to the shares of Series A Preferred stock. The Series A Preferred stock shall give its holders the right to 100 votes per share on any matter properly before the shareholders for a vote. The voting rights of the Series A Preferred stock shall be subject to all splits and each share will be convertible into 5 shares of Common stock upon the earlier of: (i) the holders’ election or (ii) January 8, 2009. The holders of all shares of Series A Preferred stock shall not be subject to any non-cash distributions to holders of shares of Common stock, including without limitation, stock dividends, stock splits and securities issued in a recapitalization. In the event of liquidation or winding up of the Corporation, the holders of the Series A Preferred stock will be entitled to receive, prior and in preference to the holders of the Common stock, an amount up to but not greater than the original purchase price per share of Series A Preferred stock, notwithstanding the par value of the Series A Preferred stock. These three million Series A Preferred Shares were issued to three Directors and Officers in June 2008.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 12     GOVERNMENT ASSISTANCE

The Company was eligible for and made claims for tax credits related to scientific research and experimental development expenditures made in Canada in previous years. These amounts, under Canadian Federal and Provincial tax law in conjunction with its annual tax return filings, need not be offset against taxes otherwise payable to become refundable to the Company at the end of its fiscal year. As such, during the year ended June 30, 2003, the Company received approximately $246,970, which was recorded as an increase in stockholders’ equity paid-in capital. During the years ended June 30, 2004 and June 30, 2005 and the three month period ended September 30, 2005, the Company did not make any additional claims for tax credits as it was not eligible to do so and, as such, the Company did not record any additional tax credits receivable. The previous receivable balance in respect of tax credits from these governments went from $246,970 as of June 30, 2002 to zero as of June 30, 2003 and remained as such as of June 30, 2004, June 30, 2005, June 30, 2006, June 30, 2007, June 30, 2008 and September 30, 2008.

Note 13     COMMITMENTS

Rental expense for the year ended June 30, 2008 amounted to zero. Rental expense for the three month period ended September 30, 2008 amounted to zero.

At September 30, 2008, the Company was in arrears of rent, including interest and related charges, in the approximate amount of $560,000 related to its former occupation of premises in Montreal up to the end of Fiscal year 2003. A settlement agreement with the former landlord is in place under the terms of which the Company would pay to the former landlord the sum of $140,000 from the proceeds to the Company of revenues from each of the first four sales of TCS Systems.

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
SEPTEMBER 30, 2008

Note 15     ACCUMULATED OTHER COMPREHENSIVE INCOME

The deficit accumulated during the development stage included accumulated comprehensive other income totaling $103,396.

Note 16     SUBSEQUENT EVENTS

Following September 30, 2008, the Company proceeded with share issuances to reduce debt, reduce accrued salaries payable, compensate private placement investors who had lent cash to Tirex via Tirex President, John L. Threshie Jr., to sustain Tirex at a time when shares were not available for issuance, to replace collateral shares given by directors and to compensate various consultants and legal professionals. During October 2008, the directors authorized the issuance of twenty million shares under Securities Act Regulation 10 (a) 3, ten million shares to a consultant, six million shares under Executive Stock Options and 70,151,204 shares to directors, officers, their donees, legal counsel and consultants having provided services. Of this amount, 27,441,204 shares were issued with restrictive legends.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of significant factors which have affected the Company’s financial position and operations during the three and six month periods ended September 30, 2008. This discussion also includes events which occurred subsequent to the end of the last quarter and contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)","believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

In March 2000, we announced that our tire recycling technology prototype was ready for replication and commercialization. Our technology has been upgraded and refined since that year 2000 date. The intellectual property owned by Tirex comprises the patented fracturing mill (both US and Canadian patents) which permits the effective separation of the materials components of the tires, and this at a significant cost saving. The intellectual property of our process, including the integration of the Tirex designed freezing process with the fracturing mill, is recognized in the Manufacturing License Agreement we have with Simpro www.simpro.it. Our patent renewals for both the USA and Canada have both been completed.

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

Concurrent with the continued technological refinement of our technology, our primary objective has been to conclude a first purchase and sales agreement of a TCS System. In this regard, Tirex has responded to requests for information and has engaged in negotiations with potential customers throughout the world. Simultaneously, our manufacturing partner, Simpro, which also has a non-exclusive marketing agreement, has been actively negotiating with numerous potential customers with customers based in the Middle East, the Far East, and with British interests who would install one or more systems in the Middle East. With respect to this latter contact, the process has been slower than what Management would have preferred, but Management recognizes that the TCS element of this industrial development initiative represents but a fraction of the total and thus the timing of the conclusion of the agreement is constrained by other negotiations where in which we have no interest. Furthermore, we have been informed that negotiations are also continuing between the Middle Eastern partners and the British partners as to the proportional ownership of this venture. The Far Eastern customer continues to represent to us that the project financing is in place and that they are waiting for a funds transfer to complete the purchase and sales agreement. With the recent upheavals in world financial markets and appreciable credit squeezing, it is clear that we cannot assure that this project will be consummated quickly, if at all. Insofar as none of the above opportunities have reached the point of being actual agreements, we cannot offer any guarantees that any of the above will actually result in formal contracts.

Over the last fifteen months we have developed a relationship with New York based individuals who have expressed their belief in our technology and have represented to us that they would be able to put together US-based TCS projects. These individuals have devoted substantial time to the understanding of our technology and to the structure and key successful factors of the tire recycling industry. While Tirex has no reason to doubt the abilities of these individuals, neither can we assure that they will, in fact, be successful with their efforts to sell TCS systems. During the first quarter of Fiscal 2009 and continuing into October, these individuals have identified an investor group with actual experience in the recycling industry who have expressed substantial interest in the possibility of establishing a TCS facility in Upstate New York.

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

Despite this important quantity of substantiation of the effectiveness of the TCS technology and the substantial offers of assistance in the development of the business plans for these customers, the conclusion of the first purchase and sales agreement has proven elusive. Our manufacturing partner, Simpro, has succeeded in putting into place a limited performance guarantee with respect to the installations which it would accomplish, and this performance guarantee, backed by a major international insurance company, is offered to potential customers. Even with performance guarantees, conclusion of an agreement has been difficult. At issue is that Tirex is not in a position to simply sell new technology systems into an established industry. Also with Simpro selling its systems in Euros, and considering the appreciation of the Euro versus US Dollar, North American sales have proven very difficult. Most potential customers are confronted with the reality of becoming involved in a recycling industry which has complexities not found in other industrial sectors. To screen inquiries from potential customers and to assist them in their own decision-making process as to whether or not they want to really participate in this industrial sector, Tirex routinely sends out a questionnaire to such persons pertaining to the key success factors of their proposed initiative to ascertain their readiness and capability to become involved in such activities. While negotiations on several fronts have progressed to an advanced stage, as of September 30, 2008, no unconditional contracts had been concluded.

Management attributes the difficulty in concluding a sale primarily to the lack of a long-term track record of the system and to the lack of a demonstration unit to establish the visual confirmation for customers that the technology actually works as represented. While the video of the prototype creates interest, it would appear that, by itself, it cannot replace the visual impact of a functioning fracturing mill. The approximate installed cost of a TCS-2 is 5,500,000 Euros (currently, approximately US$7.07 million using the exchange rate of October 24, 2008…1 Euro = US$1.2656, which is a lot of money for most entrepreneurs or their financial backers for unproven long-term technology, and particularly in the context of global financial and credit difficulties. The project cost is not limited to the acquisition cost of the TCS. Depending somewhat on the location, we consider that the entrepreneur is facing a total investment cost of approximately US$8 million to US$9 million, taking into account pre-production and early production losses, local infrastructure costs, freight an in-transit insurance, local labor, permits, and a reasonable allocation for working capital to support early operations. There could also be import duties on equipment imported from Europe.

During the second quarter of Fiscal 2007, the Tirex head office and more specifically Mr. Threshie, relocated to Connecticut. Tirex engaged several new commissioned representatives from New York and Connecticut, each with extensive marketing and business development backgrounds. The most active opportunities on which Tirex and Simpro have worked since the first nine months of Fiscal 2007, and on which efforts continue, include projects for the Middle East, the United Kingdom, Malaysia, South Carolina, and New York State. It has been represented to either Tirex or Simpro that these projects have done their due diligence and either all or a major part of their funding requirement is feasible. Management, however, is not in a position to assert that TCS System sales contracts will be concluded.

As noted, these opportunities may not conclude in definitive agreements. Until there is a commercial system in operation, and regardless of Management’s optimism, there can be no assurance that these opportunities will actually result in unconditional sales contracts. Tirex continues to be listed on the Internet Recycling Exchange, combined with our web site, www.tirex-tcs.com, and Mr. Threshie’s network, it continues to generate interest on a global basis. What appears to be quite clear is the desire to acquire new technologies to replace existing technologies which are either being phased out by evolving government regulations or which are not economically viable in the absence of tire recycling subsidies. Furthermore, government subsidies and focus, as is the case in New York, are towards technologies that can produce higher value added recycled products.

The Agreement with Simpro means that the gross revenues from sales will be recorded on Simpro’s books, not in the books of Tirex, unless Simpro refuses the contract at which time the gross revenues would be recorded by Tirex. The amount remitted back to Tirex will take the form of a royalty and will be accounted for as such. Regardless of the contract structure and the accounting effects which result, generally accepted accounting principles in effect in the USA have the effect that the revenues to Tirex resulting from such transactions will not be recognizable until the systems will have been accepted by the customers. Given the time line required to manufacture, install and have accepted these systems, it is unlikely that any revenues would become recognizable, from the point of view of US Generally Accepted Accounting Principles, during our fiscal year which will end June 30, 2009. While the Company will benefit from the periodic cash inflows resulting from progress payments during the next approximately ten months, the royalty will, in fact, not have been earned until the systems are accepted by the customers.

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

Since Fiscal 2006, the expenses of our company were funded by a series of loans made by a significant number of individuals investing modest amounts totaling approximately US$198,000 to September 30, 2008. Each investment was made through Tirex President, John L. Threshie Jr., and insofar as Tirex did not have shares to issue at that time, these investors, fully cognizant of our situation, and so documented in writing, accepted that their investment was being made via Mr. Threshie and represented a convertible debt, the conversion of which could occur once Tirex would have shares available for issuance. To September 30, 2008, approximately 48,940,000 shares were involved, this number being before any adjustments to our share authorization structure which would cause a proportional adjustment to the number of shares actually issuable. This convertible debt was priced at fixed prices rather than as a discount to market. During the first quarter of Fiscal 2009 and in the month of October (second quarter of Fiscal 2009) shares were issued to many of these investors, leaving 19,560,000 shares remaining to be issued. The reason why these remaining shares were not already issued revolves around the Rule 144 restriction period. These investors preferred to wait until Rule 144 would permit the issuance of free-trading stock rather than receive stock with restrictive legends. These remaining shares will be issued periodically during Fiscal 2009. The funds were lent directly to Mr. Threshie rather than to Tirex directly, with Mr. Threshie then paying personally the expenses of Tirex, which expenses were duly recorded in our accounts, offset by a liability to him. As these private placement shares have been and continue to be issued, the liability on our books toward Mr. Threshie is being extinguished.

In addition to the above liability for shares, Tirex has been liable for the replacement of 11,986,315 shares which were delivered as collateral by Tirex Directors, Threshie, Muro and Sanzaro (now deceased, and thus the shares due to his estate) for the $750,000 of convertible debt contracted for in 2001, which shares were sold by the debt holders. On October 2, 2008, just following the period covered by this report, the collateral shares of Louis V. Muro (1,723,514 shares) Louis A. Sanzaro (estate) (8,371,597 shares) were replaced. The collateral shares of Mr. Threshie, (1,891,204 shares) are in process of being replaced.

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

Because of the lengthy delay preceding the commencement of commercial operations, we have historically had to cover our overhead costs from sources other than from commercial revenues. We expect that some portion of our future overhead costs, which may be significant, will continue to be covered from sources other than commercial revenues. Since March of 2003, our monthly our-of-pocket cash costs have been reduced to relatively inconsequential amounts, and thus our requirement to find financial resources to fund operations has been minimal. Our greatest expense, from an accounting standpoint, is for salaries. These salaries have not actually been paid for several years, but rather set up as payables. Some of these accrued salaries were translated into convertible promissory notes. Our cash flow deficit condition will continue until such time as the Company will start generating revenues from the sale of TCS Systems. Until we can succeed in securing an unconditional sales contract for the sale of one or more systems employing our technology, the company will not be engaging any significant financial commitments and will not be engaging in any significant research and development activities nor increasing employment.

Since the third quarter of Fiscal 2008, Management has devoted substantial time and efforts to re-structure the Balance Sheet of the Corporation and to position the company for release from the Gray sheets and elevation to the Pink Sheets, with an ultimate goal of seeing its securities listed once again on the OTC Bulletin Board. During the fourth quarter of Fiscal 2008 and during the first quarter of Fiscal 2009, booked liabilities in excess of one million dollars were written off as a function of the Statute of Limitations and other liabilities were converted to equity through the issuance of stock. During the fourth quarter of Fiscal 2008, Tirex engaged the services of Moore & Associates to undertake the audit of our annual accounts for the years ended June 30, 2004 through 2007 inclusive and to continue with an additional mandate for the audit of our Fiscal 2008 accounts and to undertake the required Review Engagements for our Fiscal 2009 quarterly reports. This new certifying accountant released its audit opinions for the fiscal years 2004 through 2007 inclusive in October 2007. We prepared and filed amended 10-KSB Reports for these fiscal years. Moore & Associates is currently completing the audit of our financial statements for our fiscal year ended June 30, 2008, and an amended 10-KSB will be filed once the audit report is released.

Concurrently, the company engaged the services of consultants to assist us in getting our stock listed on the Pink Sheets. The efforts of this consultant and the market maker engaged by him were successful in that our stock was officially re-listed on the Pink Sheets on October 24, 2008. We intend that, once the 2008 financial statements are audited and an amended 10-KSB filed, we will apply for a further elevation of our listing to the OTC Bulletin Board. We can offer no guarantees that such an application will be accepted.

Liquidity and Capital Resources

As of September 30, 2008, the Company had total assets of $25,001 as compared to $25,001 at June 30, 2008 reflecting a change of Nil. There were no changes in the value of individual assets, representing Property and Equipment and Patents from June 30, 2008 to September 30, 2008.

As of September 30, 2008, the Company had total liabilities of $4,594,677 as compared to $5,126,083 at June 30, 2008, reflecting a decrease in liabilities of $531,406. Total liabilities at June 30, 2008 had reflected a previous increase of $413,985 over $4,712,098 in total liabilities at June 30, 2007. The decrease in total liabilities from June 30, 2008 to September 30, 2008 is primarily attributable to: (i) a decrease in Long-Term Deposits and Convertible Notes in the amount of $148,500 from $306,000 as of June 30, 2008 to $157,500 as of September 30, 2008, and (ii) a decrease in Convertible Loans in the amount of $314,930 from $2,756,216 as of June 30, 2008 to $2,441,286 as of September 30, 2008.

Reflecting the foregoing, the financial statements indicate that as at September 30, 2008, the Company had a working capital deficit (current assets minus current liabilities) of $1,421,041 and that as at June 30, 2008, the Company had a working capital deficit of $1,478,922, a working capital deficit decrease of $57,881. There were no changes in current assets, as noted above, while there were reductions to current liabilities due to third parties represented by Accounts Payable and Accrued Liabilities.

The financial statements, which are included in this report, reflect total operations and other expenses of $161,969 for the three month period ended September 30, 2008, which reflects an increase of $53,321 over the three month period ended September 30, 2007 when total operations and other expenses were $108,648. The Company has ceased Research and Development activities thereby resulting in a significant decrease in personnel expenses and other Research and Development expenses compared with prior periods.

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

From inception (July 15, 1987) through June 30, 2007, the Company has incurred a cumulative net loss of $30,566,310. Approximately $1,057,356 of such cumulative net loss was incurred prior to the inception of the Company’s present business plan, in connection with the Company’s discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced the proposed health care operations and therefore, generated no revenues therefrom.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Most of these risk factors are disclosed in the section following, Risk Factors. The primary risk is that we would be unable to consummate a sale of a system. In such circumstances, our stock would have no significant value.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of John Threshie Jr., our Chief Executive Officer, and Michael Ash, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2008. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting. There has been no change to our internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are presently a party in the following legal proceedings, the status of which has not changed since the Company filed its Annual Report on Form 10-KSB for Fiscal 2008.

IM(2) Merchandising and Manufacturing, Inc and David B. Sinclair v. The Tirex Corporation, Tirex Corporation Canada, Inc., et al.

Lefebvre Frères Limited v. The Tirex Corporation

Tri-Steel Industries Inc. v. The Tirex Corporation
No director, officer, or affiliate of the Company, or any associate of any of them, is a party to or has a material interest in any proceeding adverse to us.

From time to time, we may have disputes that arise in the ordinary course of our business. Currently, there are no legal proceedings to which we are a party, or to which any of our property is subject, that we expect to have a material adverse effect on our financial condition.

ITEM 1A. RISK FACTORS

Investing in our securities will provide investors with an equity ownership interest in The Tirex Corporation. As one of our shareholders, such an investment will be subject to risks inherent to our business. If any of the following risks actually occurs, our business could be harmed. In that event, the trading price of our shares might decline, and you could lose all or part of your investment. You should carefully consider the following factors as well as other information contained in this filing before deciding to invest in our securities.

We will be unable to proceed with our current plan of operations unless we secure adequate funding.

We will need to raise further funding through public or private debt or sale of equity to pursue our marketing and to fund such operations, as well as to eventually invest in a company-owned and operated our own TCS-2 Plant. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. If we are unable to obtain financing on reasonable terms, we could be forced to delay, limit or eliminate certain marketing activities and product and service development programs.

We have a history of losses and anticipate future losses that will compel us to seek additional capital.

For the fiscal year ended June 30, 2008, we sustained a loss before other income (expense) of approximately $498,322 and for the three month period ended September 30, 2008, our loss was $161,969. We anticipate future losses to occur. We continue to have insufficient cash flow to grow operations and we cannot assure you that we will be successful in reaching or maintaining profitable operations. If we are unable to raise additional funds when necessary, we may have to reduce planned expenditures, scale back our product developments, sales or other operations, lay-off employees and enter into financing arrangements on terms that we would not otherwise accept or be forced into insolvency.

The report of our independent auditors on our financial statements for the years ended June 30, 2008 and 2007 contains an explanatory paragraph, which indicates that we have incurred losses and have a working capital deficiency. This report raises substantial doubt about our ability to continue as a going concern. This report is not viewed favorably by analysts or investors and may make it more difficult for us to raise additional debt or equity financing needed to run our business and could adversely affect the price of our common stock. We urge potential investors to review this report before making a decision to invest in our company.

We currently have outstanding commitments in various forms such as options, and convertible loans and securities to issue a substantial number of new shares of our common stock. The shares subject to these issuance commitments, to some degree, will be issued in transactions registered with the Securities and Exchange Commission and thus will be freely tradable. An increase in the number of shares of our common stock that will become available for sale in the public market may adversely affect the market price of our common stock and, as a result, could impair our ability to raise additional capital through the sale of our equity securities or convertible securities.

Our default on the payment of notes could have a material adverse effect on our business, operating results, or financial condition.

We have only a limited full-time staff of employees and consultants and thus we are dependent on all of our managers and technical personnel. In particular, the loss of our key management and consultants could adversely affect our Company’s development, sales, and finances. We currently do not carry any key-employee insurance.

Although Management has general business and engineering experience, one should be aware that no member of management has been directly involved in administering a tire disintegration, recycling, or equipment manufacturing business.

Because we have had no operating revenues and limited access to loans or capital infusions, we have had to and will continue to compensate our management and consultants in shares of the Company’s common stock. The shares issued are issued at a discount to the estimated market value

In February of 2001, we concluded a private financing with an investor group. Under the terms of the Agreement, we had the contractual right to require the Investor to purchase up to US$5,000,000 of put notes. We drew down US$750,000 of this amount and used the proceeds of this financing toward legal and consulting fees due, normal operating expenses such as payroll, rent and taxes and the acquisition of equipment for our then prototype TCS-1 Plant. In July of 2001, the Company entered into a technical default with respect to the Agreement by not having an SB-2 Registration Statement declared effective by the SEC. After several months of negotiations, the Company entered into a Settlement Agreement with the Investor Group which provided for a cash pay down of the amount owed, including interest and penalties over a period of approximately two years starting with the date the Settlement Agreement was signed, the right of the Investor Group to continue to be able to sell up to 600,000 collateral and Rule 144 shares per month and the issuance of three series of warrants, 500,000 each, exercisable at prices of one cent, five cents and ten cents over a three year period. The exercise window period for these warrants has expired. This Settlement Agreement was announced in April of 2002, and details of the terms of the Agreement are filed as an Exhibit to this Report. The Company, in the absence of having completed its first sales of TCS Systems according to our expectations, was unable to generate the cash flow necessary to pay down the Convertible Note in accordance with the terms of the Settlement Agreement. Thus, the Company once again found itself and remains in a position of default. The Investors have sold the collateral shares and converted a portion of the Note into four million (4,000,000) common shares, with a concurrent reduction in the amount of the Note. Numerous recourses are available to the holders of the Convertible Notes, but to date, these recourses have not been exercised. Such recourses can be exercised at any time and the fact that they have not been exercised so far does not preclude their being exercised now or in the future. The Company has kept the Convertible Note holders apprised of its efforts to sell TCS Systems. While the Company intends to negotiate a new settlement of the Note, Tirex is not in a position to state what the amount of any such settlement might involve and thus the impact on the Company’s working capital and cash flows. The eventual settlement could possibly seriously impair the financial condition of the Company and could result in insolvency.

We continue to be a development stage company that is still attempting to consummate its first sale of a TCS System. We cannot be certain that our business strategy will be successful. Our limited operating history makes an evaluation of our business and prospects very difficult. You must consider our business prospects in light of the risks and difficulties we encounter as a development stage company in the historically difficult field of tire recycling, in which many methods and companies have failed. These risks and difficulties include, but are not limited to:

1.

High initial purchase costs for an unproven product;

2.

Lack of customers to purchase our TCS Plant, due to unfamiliarity and unproven technology; and

3.

General lack of familiarity with respect to many potential customers as to the complexities of the recycling industry.

We cannot assure that our business strategy will be successful or that we will successfully address these risks. Our failure to address any of these risks may materially and adversely affect our business.

We cannot assure that our products or methods will be commercially viable.

We have completed the design phase for our TCS-System. We have concluded a License Agreement with Simpro S.p.A. of Turin, Italy giving this company an exclusive right of first refusal to fabricate, install and commission TCS Systems on a worldwide basis. In the event of a refusal, Tirex would have the right to have specific systems fabricated, installed and commissioned by other parties which Tirex could contract with. Simpro quotes its contract offers to potential customers in Euros. At the time the agreement was signed with Simpro, the US dollar and the Euro were approximately at par with each other. As of July 2008, one Euro costs approximately US$1.5939, representing a very significant increase in cost to customers strictly as a result of the currency fluctuation. Although we intend to devote, and are devoting, significant personnel and financial resources to further marketing activities, we cannot assure you that:

1.

Tirex, or Simpro will successfully sell TCS Systems based on Simpro pricing.

2.

Tirex will be able to find acceptable alternative manufacturers for the TCS System in the event of a Simpro refusal to produce a system for any given customer for a cost acceptable to such customer,

3.

Produce a system that customers will be able to operate effectively and profitably.

Consequently, we may never realize benefits from our research and development activities. Our ability to achieve and sustain profitability depends on our ability to successfully develop and market commercially profitable production units. Our failure to meet these goals may materially and adversely affect our operations.

The TCS-Systems we are attempting to sell may expose us to possible liability claims, if, among other things, its operation results in personal injury, death or property damage. There can be no assurance that we will have sufficient resources to satisfy any liability resulting from such claims or will be able to cause its component suppliers or customers to indemnify or insure us against such claims. The Company does not presently intend to obtain product liability insurance at this time. Should we determine that such insurance is required, there can be no assurance that affordable insurance coverage will be available on terms and scope adequate to protect us against material adverse effects in the event of a successful claim.

We operate in a highly competitive market against companies with significantly greater operating resources.

There are many tire recycling systems utilized by competing companies, many of which have greater technical and financial resources than we do. We anticipate competing with these companies not only based on the quality and price of our products, but also based upon the time required to construct a TCS System, currently almost a year. We may also face reproduction of our products without licensing, particularly outside of the United States and Canada, if we obtain other customer acceptance of our system. New technologies may also be developed which render our product obsolete. Our inability to compete effectively in our marketplace may materially and adversely affect our operations.

We may not know the viability of our products prior to the installation and use of a TCS-System Plant in a true commercial environment. Our operations may be materially and adversely affected if our products are not accepted in the tire recycling marketplace.

Our success depends, to a significant degree, upon the protection of our proprietary technology. We have United States and Canadian Patents on parts of our system and intend to apply for other forms of protection, for our proprietary technology in the United States and worldwide. There can be no assurance that such applications will be granted, or even if such applications are granted, that others will not develop technologies that are similar or superior to our technology. The steps we intend taking to protect our other proprietary rights may not be adequate and third parties may infringe or misappropriate our patents, trademarks, and similar proprietary rights. In addition, effective trademark, patent, copyright and trade secret protection may not be available in every country in which our products and technology will be sold.

We may have to commence litigation in the future to enforce our proprietary rights, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could materially and adversely affect our operations.

Our common stock has a limited trading market and may experience price volatility.

Our common stock trades publicly on the Over the Counter (OTC) Gray Sheets. We cannot assure that a regular trading market for our common stock will develop, and if it develops, that it can be sustained. OTC Bulletin Board and / or Pink Sheets trading affords us limited market liquidity. Consequently, our shares' trading market may be adversely affected by the sale of shares offered pursuant to this filing. Although it is impossible to predict market influences and prospective values for securities, an increase in the number of shares available for public sale may adversely affect our trading market. Until a significant trading market for our stock develops, if at all, the market price for our common stock may be volatile and shift dramatically based on the success of our operations, among other factors. Stock markets also have experienced, and continue to experience, extreme price and volume fluctuations in the market price of small capitalization companies. These fluctuations may be unrelated to the Company's operating performance. These market fluctuations, as well as general economic and political conditions, may adversely affect our common stock's market price.

Quarterly operating results may cause significant price fluctuations in our common stock.

Our future quarterly revenues and operating results will be difficult to predict and may fluctuate significantly from quarter to quarter. Any shortfall in future revenues relative to our expectations could cause a significant decline in our quarterly operating results. If we do not meet the expectations of investors and analysts in a given quarter, our common stock price could decline. Fluctuations in our common stock price may be exaggerated if the trading volume of our common stock is low, or if market conditions in general are adverse.

"Penny Stock" regulations may restrict the marketability of our stock, which may affect the ability of holders of our common stock to sell their shares.

The Securities and Exchange Commission has adopted regulations that generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share. Our common stock is currently subject to these rules, which impose additional sales practice requirements. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of the common shares and must have received the purchaser's written consent to the transaction prior to the purchase. The "penny stock" rules also require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose:

1.

 the commission payable to both the broker-dealer and the registered representative,

2.

 current quotations for the securities, and

3.

if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market.

Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

These rules apply to sales by broker-dealers to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, (or $300,000 together with their spouse), unless our common shares trade above $5.00 per share. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common shares, and may affect the ability to sell the common shares in the secondary market as well as the price at which such sales can be made. Also, some brokerage firms will decide not to effect transactions in "penny stocks" and it is unlikely that any bank or financial institution will accept "penny stock" as collateral.

There are no material changes from the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 10, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following Fiscal 2005, the expenses of our company have been funded by a series of non-interest bearing convertible loans with no specific terms of repayment made by a significant number of individuals investing modest amounts for a grand total of approximately US$197,800 these loans being made to Tirex via Tirex President, John L. Threshie Jr. These investors, fully cognizant of the Company’s situation, and so documented in writing, accepted that their investments were being made via Mr. Threshie and represented a convertible debt, the conversion of which would occur once Tirex would have shares available for issuance. These debts were and are convertible at fixed prices rather than as a discount to market.

	Fiscals	Fiscal 2008	Fiscal 2008	Fiscal 2008	Fiscal 2008	Fiscal 2009
	2006-2007	Q-1	Q-2	Q-3	Q-4	Q-1
Dollars	$114,700	$10,700	$10,400	$22,000	$21,000	$12,000
received
Shares	26,040,000	3,840,000	5,460,000	5,400,000	6,200,000	2,400,000

Of the above shares, 29,680,000 were issued, unrestricted, subsequent to June 30, 2008. The remaining 19,560,000 shares will be issued progressively during Fiscal year 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Other than defaults previously reported on in prior periods, there were no other defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three-month period ended September 30, 2008, there were no submissions of matters to a vote of Security Holders.

ITEM 5. OTHER INFORMATION

On October 24, 2008, the Company’s common stock commenced trading on the Pink Sheets, having been elevated from the Gray Sheets. The Company’s common stock is trading on the Pink Sheets in U.S. dollars under the ticker symbol "TXMC".

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 11, 2008

THE TIREX CORPORATION

By:	/s/ John Threshie Jr .
John L. Threshie Jr.
Chiefl Executive Officer

By:	/s/ Michael Ash
Michael Ash
Secretary-Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.