Form 10-Q
period 2008-12-31
Tirex CORP
filed 2009-02-12
CIK 823072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008.

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 33-17598-NY

THE TIREX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-2824362
(State or other jurisdiction of	(I.R.S. Employer Ident. No.)
Incorporation or Organization)

1771 Post Road East
Westport, CT, USA
06880
(Address of principal executive offices, Zip Code)

(203) 292-6922
(Issuer’s telephone number, including area code)

PO Box 1000
Stratford, CT, USA
06614-9991
(Former address of issuer)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 4, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Shares	887,172,007
Convertible Preferred Shares	5,000,000

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐      No ☒

The Tirex Corporation
(A Development Stage Company)

The financial statements are unaudited. However, Management of registrant believes that all necessary adjustments, including normal recurring adjustments, have been reflected to present fairly the financial position of registrant at December 31, 2008 and the results of its operations and changes in its cash position for the six period ended December 31, 2008 and 2007 and for the period from inception (July 15, 1987). This quarterly statement has been reviewed by an independent accountant.

i

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

ii

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2008

December 31,
2008

ASSETS

Current Assets
Cash and cash equivalents	$-
Accounts receivable	-
Notes receivable	-
Inventory	-
Research and Experimental Development tax credits receivable	-
Total Current Assets	-

Property and equipment	25,000

Other assets
Patents	1
Investment, at cost	-
Total Other Assets	1

Total Assets	$25,001

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$1,319,605
Current portion of long-term debt	-
Total Current Liabilities	1,319,605

Other liabilities
Long-term deposits and convertible notes	127,500
Government loans (net of current)	-
Capital lease obligations (net of current)	-
Convertible notes	389,294
Convertible notes	185,556
Convertible loans	2,415,560
Total Other Liabilities	3,117,910

Total Liabilities	4,437,515

Stockholders' Equity (Deficit)
Preferred stock, $.005 par value, authorized 3,000,000 Series A shares, issued and outstanding
3,000,000 Series A shares (June 30, 2008 - 3,000,000 shares)	15,000
Common stock, $.001 par value, authorized 1,000,000,000 shares, issued and outstanding
766,097,007 shares (June 30, 2008 - 291,995,892 shares)	766,097
Additional paid-in capital	25,611,047
Deficit accumulated during the development stage	(30,368,013)
Unrealized gain (loss) on foreign exchange	(436,645)
(4,412,514)

Total Liabilities and Stockholders' Equity (Deficit)	$25,001

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended December 31		Six months ended December 31		Cumulative from March 26, 1993 to December 31, 2008
	2008	2007	2008	2007

Revenues	$-	$-	$-	$-	$1,354,088

Cost of Sales	-	-	-	-	1,031,075

Gross profit	-	-	-	-	323,013

Operations
General and administrative	135,889	97,378	286,159	194,328	14,148,006
Depreciation and amortization	-	-	-	-	365,545
Research and development	-	-	-	-	15,396,966

Total Expense	135,889	97,378	286,159	194,328	29,910,517

Income (loss) before other expenses	(135,889)	(97,378)	(286,159)	(194,328)	(29,587,504)

Other expenses (income)
Interest expense	11,698	11,699	23,397	23,397	1,062,570
Interest income	-	-	-	-	(45,443)
Income from stock options	-	-	-	-	(10,855)
Gain from extinguishment of debt	-	-	-	-	(1,047,921)
Loss on disposal of equipment	-	-	-	-	4,549

Total Other expenses (income)	11,698	11,699	23,397	23,397	(37,100)

Provision for income taxes	-	-	-	-	-

Net income (loss)	(147,587)	(109,077)	(309,556)	(217,725)	(29,550,404)

Other comprehensive loss Loss (gain) on foreign exchange	-	-	-	-	106,137

Net income (loss) and comprehensive loss	$(147,587)	$(109,077)	$(309,556)	$(217,725)	$(29,656,541)

Basic and Diluted net loss and comprehensive loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares of common stock outstanding	411,495,352	249,895,892	411,495,352	249,895,892

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended December 31		Six months ended December 31		Cumulative from March 26, 1993 to December 31, 2008

	2008	2007	2008	2007

Cash flows from operating activities:

Net income (loss)	$(147,587)	$(109,077)	$(309,556)	$(217,725)	$(29,656,541)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	-	-	-	389,304
(Gain) loss on disposal and abandonment of assets	-	-	-	-	2,005,498
Stock issued in exchange for interest	-	-	-	-	169,142
Stock issued in exchange for services and expenses	-	-	-	-	10,574,972
Stock options issued in exchange for services	-	-	-	-	3,083,390
Unrealized (loss) gain on foreign exchange	125,408	(7,748)	168,595	(154,030)	(436,645)
Other non-cash items	123,615	83,750	300,278	167,500	1,215,192

Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	-	-	-	-	-
Inventory	-	-	-	-	(73,323)
Sales tax receivable	-	-	-	-	(36)
Research and experimental development tax credits receivable	-	-	-	-	-
Other assets	-	-	-	-	(10,120)
(Decrease) increase in :
Accounts payables and accrued liabilities	(132,686)	1,825	(221,817)	141,755	1,795,649
Accrued salaries	31,250	31,250	62,500	62,500	885,652
Due to stockholders	-	-	-	-	5,000

Net cash used in operating activities	-	-	-	-	(10,052,866)

Cash flow from investing activities:
Increase in notes receivable	-	-	-	-	(259,358)
Reduction in notes receivable	-	-	-	-	237,652
Investment	-	-	-	-	(89,500)
Equipment	-	-	-	-	(321,567)
Equipment assembly costs	-	-	-	-	(1,999,801)
Organization cost	-	-	-	-	6,700
Reduction in security deposit	-	-	-	-	(1,542)

Net cash used in investing activities	-	-	-	-	(2,427,416)

Cash flow from financing activities:
Loans from related parties					4,354,835
Deferred financing costs	-	-	-	-	180,557
Proceeds from deposits	-	-	-	-	143,500
Payments on notes payable	-	-	-	-	(409,939)
Proceeds from convertible notes	-	-	-	-	754,999
Proceeds from notes payable	-	-	-	-	524,639
Payments on lease obligations	-	-	-	-	(86,380)
Proceeds from issuance of convertible subordinated debentures	-	-	-	-	1,035,000
Proceeds from loan payable	-	-	-	-	591,619
Payments on loan payable	-	-	-	-	(488,439)
Proceeds from issuance of stock options	-	-	-	-	20,000
Proceeds from grants	-	-	-	-	3,628,277
Proceeds from issuance of common stock	-	-	-	-	85,582
Proceeds from additional paid-in capital	-	-	-	-	2,145,775

Net cash provided by financing activities	-	-	-	-	12,480,025

Net (decrease) increase in cash and cash equivalents	-	-	-	-	(257)

Cash and cash equivalents - beginning of period	-	-	-	-	257

Cash and cash equivalents - end of period	$-	$-	$-	$-	$-

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended December 31		Six months ended December 31		Cumulative from March 26, 1993 to December 31, 2008

	2008	2007	2008	2007

Supplemental Disclosure of Non-Cash Activities:
During the year ended June 30, 2008, the Company issued 42,100,000 common shares in exchange for services performed and in recognition of the payment of debt.
During the six month period ended December 31, 2008, the Company issued 474,101,115 common shares in exchange for services performed and in recognition of the payment of debt.

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-	$-	$-	$232,748

Income taxes paid	$-	$-	$-	$-	$-

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

CHANGE OF NAME
On July 11, 1997, the Company changed its name from Tirex America, Inc. to The Tirex Corporation.

DEVELOPMENTAL STAGE
At December 31, 2008, the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

BASIS OF CONSOLIDATION
The consolidated financial statements include the consolidated accounts of The Tirex Corporation, Tirex Canada R&D Inc., The Tirex Corporation Canada Inc., Tirex Advanced Products Quebec Inc. and Tirex Acquisition Corp., all of these subsidiaries currently being dormant. Certain of these companies have actually been de-registered by government authorities but could easily be revived if circumstances would warrant such action. Tirex Canada R&D Inc. is held 51% by two shareholders of the Company. The shares owned by these shareholders are held in escrow by the Company's attorney and are restricted from transfer thereby, substantively for recording purposes, allowing for a full consolidation of this Company. The Tirex Corporation Canada Inc., Tirex Advanced Products Quebec Inc. and Tirex Acquisition Corp. are 100% held by the Company. All subsidiary companies are dormant. All material inter-company transactions and accounts have been eliminated in consolidation.

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
DECEMBER 31, 2008

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
DECEMBER 31, 2008

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of the Company's financial instruments, which principally include cash, note receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

The fair values of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At December 31, 2008 and June 30, 2008, respectively, the carrying value of all financial instruments was not materially different from fair value.

INCOME TAXES
The Company has net operating loss carryovers of approximately $30.7 million as of December 31, 2008, expiring through 2029. However, based upon present Internal Revenue Service regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock and there has been a change in control as defined by the Internal Revenue Service regulations, a substantial portion of this loss carryover may not be available to the Company.

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

The Company does not currently have research and experimental development tax credits receivable from the Canadian Federal government and the Quebec Provincial government as at December 31, 2008.

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

Note 2           GOING CONCERN
As reported in the accompanying financial statements, the Company incurred a net loss of $498,322 for the year ended June 30, 2008 and a net loss of $309,556 for the six month period ended December 31, 2008.

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
DECEMBER 31, 2008

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

Note 3           PROPERTY AND EQUIPMENT

As at December 31, 2008, plant and equipment consisted of the following:

Furniture, fixtures and equipment	$149,516
Manufacturing equipment	62,400
Subtotal	211,916

Less: Accumulated depreciation and amortization	186,916

Total (the amount remaining is the salvage value)	$25,000

A valuation write-down charged to operations for the year ended June 30, 2008 was zero. Depreciation and amortization expense charged to operations for the year ended June 30, 2008 was zero. Depreciation and amortization expense charged to operations for the six month period ended December 31, 2008 was zero.

Note 4           PATENTS

The Company’s technology is patent protected in both the United States and Canada. Patent maintenance fees are current in both countries. The valuation on the Balance Sheet reflects recognition of valid patents and does not attempt to establish true commercial value.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 5           CAPITAL LEASE OBLIGATIONS
The Company leased certain manufacturing equipment under agreements classified as capital leases. The cost and the accumulated amortization for such equipment as of December 31, 2008 and June 30, 2008 was $62,400 and $62,400, respectively. The Company is in arrears on payment of these leases but default has not been declared. The lease expired on June 30, 2004.

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

Note 7           CONVERTIBLE NOTES
The Convertible Notes appearing on the balance sheet consisted of an investment arrangement with a group of institutional investors involving a multi-stage financing under which the Company had access to, at its option, up to $5,000,000. A first tranche of $750,000 was completed but no further draw downs were made. The terms of the convertible note were:

Balance at December 31, 2008	$389,294
Interest rate	8%, payable quarterly, commencing June 30, 2001
Issue date	February 26, 2001
Maturity date	February 26, 2003
Redemption rights	If not converted, the holder may require the Company to redeem at any time after maturity for the principal amount plus interest.
Conversion ratio	Lower of (i) – 80% of the average of the three lowest closing bid prices for the thirty trading days prior to the issue date, which equals $.073, or (ii) – 80% of the average of the three lowest closing bid prices for the sixty trading days prior to the conversion date.
Common stock warrants	The Convertible Notes carried an option to purchase Common stock warrants at the rate of one Warrant for each $1.25 of purchase price. The exercise price on the first tranche of $ 750,000 is $ .077 per share.

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

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Thus, the Convertible Notes cannot be converted to Common Stock nor may the Common Stock warrants be exercised. On April 24, 2002 the Company entered into a Settlement Agreement with the Note holders. The Company was forced to default on this Settlement Agreement. Accordingly, the terms of the Convertible Notes have become effective once again. 8,371,597 collateral common shares provided to the investors were the property of former Tirex Director, Louis A, Sanzaro, now deceased. The shares due to Louis A. Sanzaro have been issued during the quarter ended September 30, 2008 to a family member. The collateral shares provided by Louis V. Muro, 1,723,514 common shares, were replaced during the quarter ended September 30, 2008. The collateral shares provided by John L. Threshie Jr., 1,891,204 shares, were replaced during the quarter ended December 31, 2008.

Note 8           CONVERTIBLE NOTES

A convertible note, under a private arrangement, consists of the following:

Balance at December 31, 2008	$ 185,556
Interest rate	8%
Issue date	July 19th , 2000
Maturity date	January 19th , 2002
Redemption rights	If not converted, the holder may require the Company to redeem at any time after maturity for the principal amount plus interest.
Conversion ratio	Not convertible prior to July 19th , 2001, at 20% discount to market between July 19th , 2001 and January 19th , 2002 or at 25% to market if held to maturity, to a maximum of not more than 2,500,000 shares.

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

Of the above shares, most were issued, unrestricted, during the six month period ended December 31, 2008. The remaining shares will be issued progressively during the remainder of Fiscal year 2009.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 9           RELATED PARTY TRANSACTIONS

Convertible loans include amounts primarily due to Directors, Officers and employees. Historically, such amounts due have been repaid through the issuance of stock. At December 31, 2008 and June 30, 2008, the balances owing to Directors and Officers was $2,146,494 and $2,609,429, respectively. These amounts are without interest or terms of repayment.

Long-term deposits and notes at June 30, 2008 included an amount of $118,500 which was payable to Ocean Tire Recycling & Processing Co., Inc., a company previously owned by a former Director of the Company, Louis A. Sanzaro, deceased approximately 30 months ago. The Company negotiated a Settlement Agreement with the family of Louis A. Sanzaro with respect to the note representing $118,500, lease obligations and other expenses paid by Mr. Sanzaro, under which the Company would issue a total of 50,000,000 shares. 35,500,000 million shares were issued during the quarter ended September 30, 2008. There thus remains 14,500,000 million shares to be issued. As part of the share issuance during the quarter ended September 30, 2008, the note of 118,500 has been eliminated. The balance owing as part of the Settlement Agreement, at December 31, 2008, is included in Convertible Loans.

Note 10           COMMON STOCK

During the year ended June 30, 2008, the Company issued 42,100,000 common shares for services performed and in partial payment of a Settlement Agreement under Securities Act Regulation 10(a)3. During the six month period ended December 31, 2008, the Company issued 474,101,115 common shares for services performed and in partial payment of a Settlement Agreement under Securities Act Regulation 10(a)3.

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

As at December 31, 2008, the Company had 766,097,007 Common shares issued and outstanding, versus its authorization of 1,000,000,000 shares.

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

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 12           GOVERNMENT ASSISTANCE

The Company was eligible for and made claims for tax credits related to scientific research and experimental development expenditures made in Canada in previous years. These amounts, under Canadian Federal and Provincial tax law in conjunction with its annual tax return filings, need not be offset against taxes otherwise payable to become refundable to the Company at the end of its fiscal year. As such, during the year ended June 30, 2003, the Company received approximately $246,970, which was recorded as an increase in stockholders’ equity paid-in capital. During the years ended June 30, 2004 and June 30, 2005 and the three month period ended September 30, 2005, the Company did not make any additional claims for tax credits as it was not eligible to do so and, as such, the Company did not record any additional tax credits receivable. The previous receivable balance in respect of tax credits from these governments went from $246,970 as of June 30, 2002 to zero as of June 30, 2003 and remained as such as of June 30, 2004, June 30, 2005, June 30, 2006, June 30, 2007, June 30, 2008 and December 31, 2008.

Note 13           COMMITMENTS

Rental expense for the year ended June 30, 2008 amounted to zero. Rental expense for the six month period ended December 31, 2008 amounted to zero.

At December 31, 2008, the Company was in arrears of rent, including interest and related charges, in the approximate amount of $560,000 related to its former occupation of premises in Montreal up to the end of Fiscal year 2003. A settlement agreement with the former landlord is in place under the terms of which the Company would pay to the former landlord the sum of $140,000 from the proceeds to the Company of revenues from each of the first four sales of TCS Systems.

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
DECEMBER 31, 2008

Note 15           ACCUMULATED OTHER COMPREHENSIVE INCOME

The deficit accumulated during the development stage included accumulated comprehensive other income totaling $103,396.

Note 16           SUBSEQUENT EVENTS

Following December 31, the company issued 43 million shares to Sequoia to complete that Settlement agreement, 28,875,000 shares to two other individuals, 14,800,000 restricted shares to complete payment to the private placement investors and 37,550,000 restricted shares to affiliates in recognition of past services.

Item 2.  Management's Discussion and Analysis of Financial Condition and Plan of Operations

The following is management’s discussion and analysis of significant factors which have affected the Company’s financial position and operations during the three and six month periods ended September 30, 2008. This discussion also includes events which occurred subsequent to the end of the last quarter and contains both historical and forward-looking statements. When used in this discussion, the words “expect(s)”, “feel(s)”,”believe(s)”, “will”, “may”, “anticipate(s)” “intend(s)” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

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

Since the March 2000 announcement respecting the commercial availability of its TCS-1 model, Tirex worked to complete the design of the TCS-2, the version of the technology which processes two million tires per year, and has worked with its manufacturing partner, Simpro S.p.A. of Turin, Italy, to refine the technology and to create the possibility of auxiliary crumb rubber processing to permit the production of much finer mesh crumb rubber than the initial technology delivers. Under the Manufacturing Agreement, any improvements to the TCS-2 revert to Tirex. These refinements, at no significant additional cost to customers, allow for access to higher-value crumb rubber markets which some customers desire. The TCS-2 is now the primary model being offered to customers for reasons of capital and operating cost efficiencies per unit volume of output of finished product although inquiries for TCS-3 and TCS-4 models have been entertained.

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

Over the last eighteen months we have developed a relationship with New York based individuals who have expressed their belief in our technology and have represented to us that they would be able to put together US-based TCS projects. These individuals have devoted substantial time to the understanding of our technology and to the structure and key successful factors of the tire recycling industry. While Tirex has no reason to doubt the abilities of these individuals, neither can we assure that they will, in fact, be successful with their efforts to sell TCS systems.

During the first quarter of Fiscal 2009 and continuing into January 2009, these individuals have identified an investor group with actual experience in the recycling industry who have expressed substantial interest in the possibility of establishing a TCS facility in Upstate New York. This investor group has purportedly completed its due diligence with respect to our technology and has represented to us that they are at a stage of having opened negotiations with Simpro for the purchase of one or more TCS-2 systems. In the event of failed negotiations, Tirex would have the right to contract with another systems integrator to install a system, given that the contract price would be reasonable. North American suppliers of components have been identified.

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

Most potential customers are confronted with the reality of becoming involved in a recycling industry which has complexities not found in other industrial sectors. To screen inquiries from potential customers and to assist them in their own decision-making process as to whether or not they want to really participate in this industrial sector, Tirex routinely sends out a questionnaire to such persons pertaining to the key success factors of their proposed initiative to ascertain their readiness and capability to become involved in such activities. While negotiations on several fronts have progressed to an advanced stage, as of December 31, 2008, no unconditional contracts had been concluded.

Management attributes the difficulty in concluding a sale primarily to the lack of a long-term track record of the system and to the lack of a demonstration unit to establish the visual confirmation for customers that the technology actually works as represented. While the video of the prototype creates interest, it would appear that, by itself, it cannot replace the visual impact of a functioning fracturing mill. The approximate installed cost of a TCS-2 is 5,500,000 Euros (currently, approximately US$7.07 million using the exchange rate of February 5, 2009…1 Euro = US$1.2856, which is a lot of money for most entrepreneurs or their financial backers for unproven long-term technology, and particularly in the context of global financial and credit difficulties. The project cost is not limited to the acquisition cost of the TCS. Depending somewhat on the location, we consider that the entrepreneur is facing a total investment cost of approximately US$8 million to US$9 million, taking into account pre-production and early production losses, local infrastructure costs, freight an in-transit insurance, local labor, permits, and a reasonable allocation for working capital to support early operations. There could also be import duties on equipment imported from Europe.

During the second quarter of Fiscal 2007, the Tirex head office and more specifically Mr. Threshie, relocated to Connecticut. Tirex engaged several new commissioned representatives from New York and Connecticut, each with extensive marketing and business development backgrounds. The most active opportunities on which Tirex and Simpro have worked since the first nine months of Fiscal 2007, and on which efforts continue, include projects for the Middle East, the United Kingdom, Malaysia, and New York State. It has been represented to either Tirex or Simpro that these projects have done their due diligence and either all or a major part of their funding requirement is feasible. Management, however, is not in a position to assert that TCS System sales contracts will be concluded.

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

Since Fiscal 2006, the expenses of our company were funded by a series of loans made by a significant number of individuals investing modest amounts totaling approximately US$198,000 to September 30, 2008. No additional borrowings were during the last quarter of Calendar 2008. Each investment was made through Tirex President, John L. Threshie Jr., and insofar as Tirex did not have shares to issue at that time, these investors, fully cognizant of our situation, and so documented in writing, accepted that their investment was being made via Mr. Threshie and represented a convertible debt, the conversion of which could occur once Tirex would have shares available for issuance. To September 30, 2008, approximately 48,940,000 shares were involved. All of these shares have been issued. The funds were lent directly to Mr. Threshie rather than to Tirex directly, with Mr. Threshie then paying personally the expenses of Tirex, which expenses were duly recorded in our accounts, offset by a liability to him.

In addition to the above liability for shares, Tirex has been liable for the replacement of 11,986,315 shares which were delivered as collateral by Tirex Directors, Threshie, Muro and Sanzaro (now deceased, and thus the shares due to his estate) for the $750,000 of convertible debt contracted for in 2001, which shares were sold by the debt holders. All of the collateral shares have been replaced.

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

Since the third quarter of Fiscal 2008, Management has devoted substantial time and efforts to restructure the Balance Sheet of the Corporation and to position the company for release from the gray sheets and elevation to the Pink Sheets, with an ultimate goal of seeing its securities listed once again on the OTC Bulletin Board. During the fourth quarter of Fiscal 2008 and during the first quarter of Fiscal 2009, booked liabilities in excess of one million dollars were written off as a function of the Statute of Limitations and other liabilities were converted to equity through the issuance of stock. During the fourth quarter of Fiscal 2008, Tirex engaged the services of Moore & Associates to undertake the audit of our annual accounts for the years ended June 30, 2004 through 2007 inclusive and to continue with an additional mandate for the audit of our Fiscal 2008 accounts and to undertake the required Review Engagements for our Fiscal 2009 quarterly reports. This new certifying accountant released its audit opinions for the fiscal years 2004 through 2007 inclusive in October 2007. We prepared and filed amended 10-KSB Reports for these fiscal years. Moore & Associates is currently completing the audit of our financial statements for our fiscal year ended June 30, 2008, and an amended 10-KSB will be filed once the audit report is released.

Concurrently, the company engaged the services of consultants to assist us in getting our stock listed on the Pink Sheets. The efforts of this consultant and the marketmaker engaged by him were successful in that our stock was officially re-listed on the Pink Sheets on October 24, 2008. We intend that, once the 2008 financial statements are audited and an amended 10-KSB filed, we will apply for a further elevation of our listing to the OTC Bulletin Board. We can offer no guarantees that such an application will be accepted.

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

Item 3. Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and its Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to The Tirex Corporation, including its consolidated subsidiaries, required to be included in this report and the other reports that the Company files or submits under the Securities Exchange Act of 1934. During the second quarter of fiscal 2008-09, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2: - Unregistered Sales of Equity Securities and Use of Proceeds
Following Fiscal 2005, the expenses of our company have been funded by a series of non-interest bearing convertible loans with no specific terms of repayment made by a significant number of individuals investing modest amounts for a grand total of approximately US$196,800 these loans being made to Tirex via Tirex President, John L. Threshie Jr. These investors, fully cognizant of the Company’s situation, and so documented in writing, accepted that their investments were being made via Mr. Threshie and represented a convertible debt, the conversion of which would occur once Tirex would have shares available for issuance. These debts were and are convertible at fixed prices rather than as a discount to market.

	Fiscals	Fiscal 2008	Fiscal 2008	Fiscal 2008	Fiscal 2008	Fiscal 2009
	2006-2007	Q-1	Q-2	Q-3	Q-4	Q-1
Dollars received	$114,700	$10,700	$10,400	$22,000	$21,000	$12,000
Shares	26,040,000	3,840,000	5,460,000	5,400,000	6,200,000	2,400,000

Of the above shares, all have been issued.

Item 3 - Defaults Upon Senior Securities
Other than defaults previously reported on in prior periods, there were no other defaults upon senior securities.

Item 4 - Submission of Matters to a Vote of Security Holders
During the three-month period ended December 31, 2008, there were no submissions of matters to a vote of Security Holders.

Item 5 – Other Information
There have been no material changes in the way in which shareholders may nominate directors.

Item 6 - Exhibits and Reports on Form 8-K

Exhibits	Description

31.1	Certification of Form 10-Q filing by the Chief Executive Officer
31.2	Certification of Form 10-Q filing by the Chief Financial Officer
32.1	Certification Pursuant to the Sarbanes-Oxley Act by the Chief Executive Officer
32.2	Certification Pursuant to the Sarbanes-Oxley Act by the Chief Financial Officer

No Reports on Form 8-K were filed during the period covered by this report

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TIREX CORPORATION

Date:	February 11, 2009	By	/s/ John L. Threshie,jr.
John L. Threshie, Jr.
President

Date:	February 11, 2009	By	/s/ Michael Ash
Michael Ash,
Treasurer and Chief Accounting and Financial Officer