Form 10-Q
period 2009-03-31
Tirex CORP
filed 2009-05-20
CIK 823072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009.

☐     Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to_________

Commission File Number 33-17598-NY

THE TIREX CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	22-2824362
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1771 Post Road East
Westport CT USA 06880
(Mailing Address)

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

Yes ☒             No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding for each of the issuer’s classes of common equity, as of April 30, 2009: 999,992,216 shares, single series

Transitional Small Business Disclosure Format (check one):

Yes ☐             No ☒

The Tirex Corporation
(A Development Stage Company)

The financial statements are unaudited. However, Management of registrant believes that all necessary adjustments, including normal recurring adjustments, have been reflected to present fairly the financial position of registrant at March 31, 2009 and the results of its operations and changes in its cash position for the nine period ended March 31, 2009 and 2008 and for the period from inception (July 15, 1987). Our independent accountant has not yet completed their review of these quarterly financial statements, for reasons beyond the control of The Tirex Corporation.  The Review Report will be filed subsequently.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED BALANCE SHEET
MARCH 31, 2009

March 31,
2009
ASSETS
Current Assets
Cash and cash equivalents	$-
Accounts receivable	-
Notes receivable	-
Inventory	-
Research and Experimental Development tax credits receivable	-
Total Current Assets	-
Property and equipment	25,000
Other assets
Patents	1
Investment, at cost	-
Total Other Assets	1

Total Assets	$25,001
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilties	$1,313,373
Current portion of long-term debt	-
Total Current Liabilities	1,313,373
Other liabilities
Long-term deposits and convertible notes	69,000
Government loans (net of current)	-
Capital lease obligations (net of current)	-
Convertible notes	389,294
Convertible notes	185,556
Convertible loans	2,233,340
Total Other Liabilities	2,877,189
Total Liabilities	4,190,562
Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, authorized
5,000,000 Series A shares, issued and outstanding
3,000,000 Series A shares (June 30, 2008 - 3,000,000 shares)	75,000
Common stock, $.001 par value, authorized
1,000,000,000 shares, issued and outstanding
999,992,216 shares (June 30, 2008 - 291,995,892 shares)	978,992
Additional paid-in capital	25,728,623
Deficit accumulated during the development stage	(30,471,588)
Unrealized gain (loss) on foreign exchange	(416,589)
(4,165,561)
Total Liabilities and Stockholders' Equity (Deficit)	$25,001

The accompanying notes form an integral part of these financial statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended		Nine months ended		Cumulative from
	March 31		March 31		March 26, 1993 to
	2009	2008	2009	2008	March 31, 2009
Revenues	$-	$-	$-	$-	$1,354,088
Cost of Sales	-	-	-	-	1,031,075
Gross profit	-	-	-	-	323,013
Operations
General and administrative	91,875	97,219	378,034	291,547	14,239,881
Depreciation and amortization	-	-	-	-	365,545
Research and development	-	-	-	-	15,396,966
Total Expense	91,875	97,219	378,034	291,547	30,002,392
Income (loss) before other expenses	(91,875)	(97,219)	(378,034)	(291,547)	(29,679,379)
Other expenses (income)
Interest expense	11,699	11,699	35,096	35,096	1,074,269
Interest income	-	-	-	-	(45,443)
Income from stock options	-	-	-	-	(10,855)
Gain from extinguishment of debt	-	-	-	-	(1,047,921)
Loss on disposal of equipment	-	-	-	-	4,549
Total Other expenses (income)	11,699	11,699	35,096	35,096	-25,401
Provision for income taxes	-	-	-	-	-
Net income (loss)	(103,574)	(108,918)	(413,130)	(326,643)	(29,653,978)
Other comprehensive loss
Loss (gain) on foreign exchange	-	-	-	-	106,137
Net income (loss) and comprehensive loss	$(103,574)	$(108,918)	$(413,130)	$(326,643)	$(29,760,115)
Basic and Diluted net loss and comprehensive loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares of common stock outstanding	463,990,061	249,895,892	463,990,061	249,895,892

The accompanying notes form an integral part of these financial statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended		Cumulative from
	March 31		March 26, 1993 to
	2009	2008	March 31, 2009

Cash flows from operating activities:
Net income (loss)	$(413,130)	$(326,643)	$(29,760,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	389,304
(Gain) loss on disposal and abandonment of assets	-	-	2,005,498
Stock issued in exchange for interest	-	-	169,142
Stock issued in exchange for services and expenses	-	-	10,574,972
Stock options issued in exchange for services	-	-	3,083,390
Unrealized (loss) gain on foreign exchange	188,651	(77,737)	(416,589)
Other non-cash items	390,028	251,250	1,304,942
Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	-	-	-
Inventory	-	-	(73,323)
Sales tax receivable	-	-	(36)
Research and experimental development tax credits receivable	-	-	-
Other assets	-	-	(10,120)
(Decrease) increase in :
Accounts payables and accrued liabilities	(265,299)	59,380	1,752,167
Accrued salaries	99,750	93,750	922,902
Due to stockholders	-	-	5,000
Net cash used in operating activities	-	-	(10,052,866)
Cash flow from investing activities:
Increase in notes receivable	-	-	(259,358)
Reduction in notes receivable	-	-	237,652
Investment	-	-	(89,500)
Equipment	-	-	(321,567)
Equipment assembly costs	-	-	(1,999,801)
Organization cost	-	-	6,700
Reduction in security deposit	-	-	(1,542)
Net cash used in investing activities	-	-	(2,427,416)
Cash flow from financing activities:
Loans from related parties			4,354,835
Deferred financing costs	-	-	180,557
Proceeds from deposits	-	-	143,500
Payments on notes payable	-	-	(409,939)
Proceeds from convertible notes	-	-	754,999
Proceeds from notes payable	-	-	524,639
Payments on lease obligations	-	-	(86,380)
Proceeds from issuance of convertible subordinated debentures	-	-	1,035,000
Proceeds from loan payable	-	-	591,619
Payments on loan payable	-	-	(488,439)
Proceeds from issuance of stock options	-	-	20,000
Proceeds from grants	-	-	3,628,277
Proceeds from issuance of common stock	-	-	85,582
Proceeds from additional paid-in capital	-	-	2,145,775
Net cash provided by financing activities	-	-	12,480,025
Net (decrease) increase in cash and cash equivalents	-	-	(257)
Cash and cash equivalents - beginning of period	-	-	257
Cash and cash equivalents - end of period	$-	$-	$-

The accompanying notes form an integral part of these financial statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended		Nine months ended		Cumulative from
	March 31		March 31		March 26, 1993 to
	2009	2008	2009	2008	March 31, 2009

Supplemental Disclosure of Non-Cash Activities:
During the year ended June 30, 2008, the Company issued 42,100,000 common shares in exchange for services performed and in recognition of the payment of debt. During the nine month period ended March 31, 2009, the Company issued 686,996,324 common shares in exchange for services performed and in recognition of the payment of debt.

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-	$-	$-	$232,748

Income taxes paid	$-	$-	$-	$-	$-

The accompanying notes form an integral part of these financial statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

CHANGE OF NAME

On July 11, 1997, the Company changed its name from Tirex America, Inc. to The Tirex Corporation.

DEVELOPMENTAL STAGE

At March 31, 2009, the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

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
MARCH 31, 2009

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
MARCH 31, 2009

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company's financial instruments, which principally include cash, note receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

The fair values of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At March 31, 2009 and June 30, 2008, respectively, the carrying value of all financial instruments was not materially different from fair value.

INCOME TAXES

The Company has net operating loss carryovers of approximately $30.8 million as of March 31, 2009, expiring through 2029. However, based upon present Internal Revenue Service regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock and there has been a change in control as defined by the Internal Revenue Service regulations, a substantial portion of this loss carryover may not be available to the Company.

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

The Company does not currently have research and experimental development tax credits receivable from the Canadian Federal government and the Quebec Provincial government as at March 31, 2009.

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

Note 2

GOING CONCERN

As reported in the accompanying financial statements, the Company incurred a net loss of $498,322 for the year ended June 30, 2008 and a net loss of $413,130 for the nine month period ended March 31, 2009.

In March 1993, the Company had begun its developmental stage with a new business plan. As of March 2000, the Company had developed a production quality prototype of its patented system for the disintegration of scrap tires, but nonetheless continued its research and development efforts to improve the machine's performance and to permit greater flexibility in design for specific customer applications. Due to the Company’s lack of working capital during the year ended June 30, 2002, all rubber crumb production was suspended and research and development efforts have been hampered. Pending receipt of funding from operations, government assistance, loans or equity financing, crumb rubber production and previous research and development efforts will not be resumed. While the Company has engaged the process of marketing the TCS System to numerous potential clients since the beginning of the fiscal year commencing July 1, 2000, as of March 31, 2009, the Company had not yet consummated an unconditional purchase order for a TCS System.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

As at March 31, 2009, plant and equipment consisted of the following:

Furniture, fixtures and equipment	$149,516
Manufacturing equipment	62,400
Subtotal	211,916
Less: Accumulated depreciation and amortization	186,916
Total (the amount remaining is the salvage value)	$25,000

Depreciation and amortization expense charged to operations for the year ended June 30, 2008 was zero. Depreciation and amortization expense charged to operations for the nine month period ended March 31, 2009 was zero.

Note 4

PATENTS

The Company’s technology is patent protected in both the United States and Canada. Patent maintenance fees are current in both countries. The valuation on the Balance Sheet reflects recognition of valid patents and does not attempt to establish true commercial value.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Note 5

CAPITAL LEASE OBLIGATIONS

The Company leased certain manufacturing equipment under agreements classified as capital leases. The cost and the accumulated amortization for such equipment as of March 31, 2009 and June 30, 2008 was $62,400 and $62,400, respectively. The Company is in arrears on payment of these leases but default has not been declared. The lease expired on June 30, 2004.

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

Note 7

CONVERTIBLE NOTES

The Convertible Notes appearing on the balance sheet consisted of an investment arrangement with a group of institutional investors involving a multi-stage financing under which the Company had access to, at its option, up to $5,000,000. A first tranche of $750,000 was completed but no further draw downs were made. The terms of the convertible note were:

Balance at March 31, 2009	$389,294

Interest rate	8%, payable quarterly, commencing June 30, 2001

Issue date	February 26, 2001

Maturity date	February 26, 2003

Redemption rights	If not converted, the holder may require the Company to redeem at any time after maturity for the principal amount plus interest.

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

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Note 8

CONVERTIBLE NOTES

A convertible note, under a private arrangement, consists of the following:

Balance at March 31, 2009	$ 185,556

Interest rate	8%

Issue date	July 19th , 2000

Maturity date	January 19th , 2002

Redemption rights	If not converted, the holder may require the Company to redeem at any time after maturity for the principal amount plus interest.

Conversion ratio

Not convertible prior to July 19th , 2001, at 20% discount to market between July 19th , 2001 and January 19th , 2002 or at 25% to market if held to maturity, to a maximum of not more than 2,500,000 shares.

Following Fiscal 2005, the expenses of our company have been funded by a series of non-interest bearing convertible loans with no specific terms of repayment made by a significant number of individuals investing modest amounts for a grand total of approximately US$206,300 these loans being made to Tirex via Tirex President, John L. Threshie Jr. These investors, fully cognizant of the Company’s situation, and so documented in writing, accepted that their investments were being made via Mr. Threshie and represented a convertible debt. The shares related to this cash received have all been issued.

	Fiscals	Fiscal 2008	Fiscal 2009	Fiscal 2009	Fiscal 2009
	2006-2007	Q-1	Q-1	Q-2	Q-3
Dollars received	$114,700	$64,100	$12,000	0	$2,500
Shares	26,040,000	20,900,000	2,400,000	0	3,951,429

These debts were convertible at fixed prices rather than as a discount to market.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Note 9

RELATED PARTY TRANSACTIONS

Convertible loans include amounts primarily due to Directors, Officers and employees. Historically, such amounts due have been repaid through the issuance of stock. At March 31, 2009 and June 30, 2008, the balances owing to Directors and Officers was $2,227,744 and $2,609,429, respectively. These amounts are without interest or terms of repayment.

Long-term deposits and notes at June 30, 2008 included an amount of $118,500 which was payable to Ocean Tire Recycling & Processing Co., Inc., a company previously owned by a former Director of the Company, Louis A. Sanzaro, deceased approximately 30 months ago. The Company negotiated a Settlement Agreement with the family of Louis A. Sanzaro with respect to the note representing $118,500, lease obligations and other expenses paid by Mr. Sanzaro, under which the Company would issue a total of 50,000,000 shares. 35,500,000 million shares were issued during the quarter ended September 30, 2008. There thus remains 14,500,000 million shares to be issued. As part of the share issuance during the quarter ended September 30, 2008, the note of 118,500 has been eliminated. The balance owing as part of the Settlement Agreement, at March 31, 2009, is included in Convertible Loans.

Note 10

COMMON STOCK

During the year ended June 30, 2008, the Company issued 42,100,000 common shares for services performed and in partial payment of a Settlement Agreement under Securities Act Regulation 10(a)3. During the nine month period ended March 31, 2009, the Company issued 686,996,324 common shares for services performed and in partial payment of a Settlement Agreement under Securities Act Regulation 10(a)3.

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

As at March 31, 2009, the Company had 978,992,216 Common shares issued and outstanding, versus its authorization of 1,000,000,000 shares.

Note 11

PREFERRED STOCK

On May 12, 2008, the Company’s Board of Directors approved an amended Certificate of Designation with respect to the authorization and issuance of up to 3,000,000 Series A Preferred shares, an increase from the 1,000,000 shares of Series A Preferred stock that were authorized to be issued in the Certificate of Designation of Series A Preferred stock passed by the Board of Directors on February 12, 2008. This was further amended to issue a total of five (5) million Series A preferred shares. No cash dividends shall be paid with respect to the shares of Series A Preferred stock. The Series A Preferred stock shall give its holders the right to 100 votes per share on any matter properly before the shareholders for a vote. The voting rights of the Series A Preferred stock shall be subject to all splits and each share will be convertible into 5 shares of Common stock upon the earlier of: (i) the holders’ election or (ii) January 8, 2009. The holders of all shares of Series A Preferred stock shall not be subject to any non-cash distributions to holders of shares of Common stock, including without limitation, stock dividends, stock splits and securities issued in a recapitalization. In the event of liquidation or winding up of the Corporation, the holders of the Series A Preferred stock will be entitled to receive, prior and in preference to the holders of the Common stock, an amount up to but not greater than the original purchase price per share of Series A Preferred stock, notwithstanding the par value of the Series A Preferred stock. These three million Series A Preferred Shares were issued to three Directors and Officers in June 2008.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

On April 14, 2009, the Company filed a Form 8-K with the Securities and Exchange Commission relating to the increase of the Series A preferred shares from the previous five (5) million shares to fifteen (15) million shares. Company’s Board of Directors approved an amended Certificate of Designation with respect to the authorization and issuance of up to 15,000,000 Series A Preferred shares, an increase from the 5,000,000 shares of Series A Preferred stock that were authorized to be issued in the Certificate of Designation of Series A Preferred stock previously passed by the Board of Directors. No cash dividends shall be paid with respect to the shares of Series A Preferred stock. The Series A Preferred stock shall give its holders the right to 100 votes per share on any matter properly before the shareholders for a vote. The voting rights of the Series A Preferred stock shall be subject to all splits and each share will be convertible into 5 shares of Common stock upon the earlier of: (i) the holders’ election or (ii) January 8, 2009. The holders of all shares of Series A Preferred stock shall not be subject to any non-cash distributions to holders of shares of Common stock, including without limitation, stock dividends, stock splits and securities issued in a recapitalization. In the event of liquidation or winding up of the Corporation, the holders of the Series A Preferred stock will be entitled to receive, prior and in preference to the holders of the Common stock, an amount up to but not greater than the original purchase price per share of Series A Preferred stock, notwithstanding the par value of the Series A Preferred stock. These twelve million Series A Preferred Shares were issued to three Directors and Officers in March 2009.

Note 12

GOVERNMENT ASSISTANCE

The Company was eligible for and made claims for tax credits related to scientific research and experimental development expenditures made in Canada in previous years. These amounts, under Canadian Federal and Provincial tax law in conjunction with its annual tax return filings, need not be offset against taxes otherwise payable to become refundable to the Company at the end of its fiscal year. As such, during the year ended June 30, 2003, the Company received approximately $246,970, which was recorded as an increase in stockholders’ equity paid-in capital. During the years ended June 30, 2004 and June 30, 2005 and the three month period ended September 30, 2005, the Company did not make any additional claims for tax credits as it was not eligible to do so and, as such, the Company did not record any additional tax credits receivable. The previous receivable balance in respect of tax credits from these governments went from $246,970 as of June 30, 2002 to zero as of June 30, 2003 and remained as such as of June 30, 2004, June 30, 2005, June 30, 2006, June 30, 2007, June 30, 2008 and March 31, 2009.

Note 13

COMMITMENTS

Rental expense for the year ended June 30, 2008 amounted to zero. Rental expense for the nine month period ended March 31, 2009 amounted to zero.

At March 31, 2009, the Company was in arrears of rent, including interest and related charges, in the approximate amount of $560,000 related to its former occupation of premises in Montreal up to the end of Fiscal year 2003. A settlement agreement with the former landlord is in place under the terms of which the Company would pay to the former landlord the sum of $140,000 from the proceeds to the Company of revenues from each of the first four sales of TCS Systems.

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

Note 16

SUBSEQUENT EVENTS - ISSUANCE OF TWENTY-ONE (21) MILLION COMMON SHARES AND SUBSEQUENT INCREASE OF COMMON SHARE AUTHORIZATION TO 1,500,000,000 COMMON SHARES, SINGLE SERIES

In April 2009, the Company authorized the issuance of twenty-one (21) million common shares resulting from a request to convertible promissory held by a person who is not an affiliate of The Tirex Corporation, as that term is defined. Following this issuance, the total number of common shares of The Tirex Corporation is 999,992,216 common shares, single series.

On May 7, the Board of Directors resolved to increase the common share authorization to 1,500,000,000 shares, single series. The resolution was approved by a majority of votes on May 8, 2009. The relevant documents were filed with the State of Delaware.

Item 3 - Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and its Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to The Tirex Corporation, including its consolidated subsidiaries, required to be included in this report and the other reports that the Company files or submits under the Securities Exchange Act of 1934. During the third quarter of fiscal 2008-09, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 2         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following is management’s discussion and analysis of significant factors which have affected the Company’s financial position and operations during the three and nine month periods ended March 31, 2009. This discussion also includes events which occurred subsequent to the end of the last quarter and contains both historical and forward-looking statements. When used in this discussion, the words “expect(s)”, “feel(s)”,”believe(s)”, “will”, “may”, “anticipate(s)” “intend(s)” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

In March 2000, we announced that our tire recycling technology prototype was ready for replication and commercialization. Our technology has been upgraded and refined since that year 2000 date. The intellectual property owned by Tirex comprises the patented fracturing mill (both US and Canadian patents) and the rubber freezing process using economically-attractive cold air instead of the outdated and expensive liquid nitrogen-based processes. This permits the effective separation of the materials components of the tires, and this at a significant cost saving. The intellectual property of our process is recognized in the Manufacturing License Agreement we have with Simpro www.simpro.it. Our patent renewals for both the USA and Canada have both been completed.

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

Over the last eighteen months Tirex has explored the New York market. Two primary groups have considered investing in a New York TCS facility(s). The first group, representing investors from India, after signing a letter of intent with Simpro, could not come to agreeable terms with Tirex. The second group of prominent North American developers is currently doing its due diligence on New York and other overseas projects, including Ireland, and has recently met with Simpro and Tirex. It has been represented to us that both the American and Irish interests have significant financial resources to support the purchase of one or more TCS Systems. This group has already been in contact with Simpro and has proposed, among other things, that they would supply their own front end to the system (everything up to the freezing chamber) and Simpro is reportedly amenable to this concept. The Tirex technology does not involve any of the front-end systems. Supplying their own front end would obviously cause an appreciable reduction in the Euro cost of equipment to be supplied and installed by Simpro.

With the recent upheavals in world financial markets and appreciable credit squeezing, it is clear that we cannot assure that this project will be consummated quickly, if at all. Insofar as none of the above opportunities have reached the point of being actual agreements, we cannot offer any guarantees that any of the above will actually result in formal contracts.

In the context of the information being provided to potential customers, we point out to these persons or entities that the original TCS-1 prototype located in Montreal has been disassembled and that the patented fracturing mill is currently physically located in Italy for reference in research and development purposes. These customers are also provided copies of videotapes, which include, among other things, a visual demonstration of the prototype actually in use. In addition, these customers are provided with documentation as to the various accreditations and attestations as to the effectiveness of the TCS technology, this documentation coming entirely from independent sources, including private sector engineering firms, public sector government agencies and internationally-accredited technical universities. Customers are also offered the free-of-charge possibility to obtain tailor-made pro-forma financial forecasts for their specific region, based on an adjustable financial model created by our Chief Financial Officer, which allows for the input of local economic costing of goods and services, local taxation conditions, and various loan and depreciation scenarios.

Despite this important quantity of substantiation of the effectiveness of the TCS technology and the substantial offers of assistance in the development of the business plans for these customers, the conclusion of the first purchase and sales agreement has proven elusive. Our manufacturing partner, Simpro, has succeeded in putting into place a limited performance guarantee with respect to the installations which it would accomplish, and this performance guarantee, backed by a major international insurance company, is offered to potential customers. Even with performance guarantees, conclusion of an agreement has been difficult. At issue is that Tirex is not in a position to simply sell new technology systems into an established industry. Also with Simpro selling its systems in Euros, and considering the appreciation of the Euro versus US Dollar, North American sales have proven very difficult. Most potential customers are confronted with the reality of becoming involved in a recycling industry which has complexities not found in other industrial sectors. To screen inquiries from potential customers and to assist them in their own decision-making process as to whether or not they want to really participate in this industrial sector, Tirex routinely sends out a questionnaire to such persons pertaining to the key success factors of their proposed initiative to ascertain their readiness and capability to become involved in such activities. While negotiations on several fronts have progressed to an advanced stage, as of March 31, 2009, no unconditional contracts had been concluded.

Management attributes the difficulty in concluding a sale primarily to the historical lack of a long-term track record of the system, to the lack of a demonstration unit to establish the visual confirmation for customers that the technology actually works as represented and to current economic and credit conditions. While the video of the prototype creates interest, it would appear that, by itself, it cannot replace the visual impact of a functioning fracturing mill. The approximate installed cost of a complete TCS-2, from front-end to crumb packaging, is approximately 5,500,000 Euros (currently, approximately US$7.21 million using the exchange rate of March 19, 2009…1 Euro = US$1.3110, which is a lot of money for most entrepreneurs or their financial backers for unproven long-term technology, and particularly in the context of global financial and credit difficulties. The project cost is not limited to the acquisition cost of the TCS. Depending somewhat on the location, we consider that the entrepreneur is facing a total investment cost of approximately US$8 million to US$9 million, taking into account preproduction and early production losses, local infrastructure costs, freight an in-transit insurance, local labor, permits, and a reasonable allocation for working capital to support early operations. There could also be import duties on equipment imported from Europe.

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

Since Fiscal 2006, the expenses of our company were funded by a series of loans made by a significant number of individuals investing modest amounts totaling approximately US$200,500 to March 31, 2009. Each investment was made through Tirex President, John L. Threshie Jr., and insofar as Tirex did not have shares to issue at that time, these investors, fully cognizant of our situation, and so documented in writing, accepted that their investment was being made via Mr. Threshie and represented a convertible debt, the conversion of which could occur once Tirex would have shares available for issuance. To March 31, 2009, approximately 53,711,429 shares were involved. This convertible debt was priced at fixed prices rather than as a discount to market. These shares have now all been issued. The funds were lent directly to Mr. Threshie rather than to Tirex directly, with Mr. Threshie then paying personally the expenses of Tirex, which expenses were duly recorded in our accounts, offset by a liability to him. As these private placement shares have been and continue to be issued. Shares have been issued to Mr. Threshie in compensation for Tirex expenses paid by him, the liability on our books toward Mr. Threshie is thus being progressively reduced with the goal of eventual extinguishing of this liability.

In addition to the above liability for shares, Tirex had been liable for the replacement of 11,986,315 shares which were delivered as collateral by Tirex Directors, Threshie, Muro and Sanzaro (now deceased, and thus the shares due to his estate) for the $750,000 of convertible debt contracted for in 2001, which shares were sold by the debt holders. These collateral shares were replaced during fiscal 2009.

In February of 2001, we concluded a private financing with an investor group. Under the terms of the Agreement, we had the contractual right to require the Investor to purchase up to US$5,000,000 of put notes. We drew down US$750,000 of this amount and used the proceeds of this financing toward legal and consulting fees due, normal operating expenses such as payroll, rent and taxes and the acquisition of equipment for our prototype TCS-1 Plant. In July of 2001, the Company entered into a technical default with respect to the Agreement by not having an SB-2 Registration Statement declared effective by the SEC. After several months of negotiations, the Company entered into a Settlement Agreement with the Investor Group which provided for a cash pay down of the amount owed, including interest and penalties over a period of approximately two years starting with the date the Settlement Agreement was signed, the right of the Investor Group to continue to be able to sell up to 600,000 collateral and Rule 144 shares per month and the issuance of three series of warrants, 500,000 each, exercisable at prices of one cent, five cents and ten cents over a three year period. This Settlement Agreement was announced in April of 2002, and details of the terms of the Agreement are filed as an Exhibit to this Report. The Company, in the absence of having completed its first sales of TCS Systems according to our expectations, was unable to generate the cash flow necessary to pay down the Convertible Note in accordance with the terms of the Settlement Agreement. Thus, the Company once again finds itself in a position of default. Numerous recourses are available to the holders of the Convertible Notes, but to date, these recourses have not been exercised. Such recourses can be exercised at any time and the fact that they have not been exercised so far does not preclude their being exercised now or in the future. The Company has kept the Convertible Note holders apprised of its efforts to sell TCS Systems and thus restart the repayments on the Convertible Notes. The collateral shares provided by the directors, totaling approximately 11,986,000 shares, were sold by the investors.

In the first half of fiscal 2009, the company’s financial statements for the fiscal years ended 2004 through 2007 inclusive were audited and amended forms 10-KSB were filed accordingly. We are accumulating the cash required to pay the auditors to release the fiscal 2008 audit report, a legal requirement, at which point an amended 10-KSB for fiscal 2008 will be filed. In the meantime, the company’s shares have been elevated from the gray market to the pink sheets. Once the fiscal 2008 audited statements will have been released and the amended 10-KSB filed, Tirex intends to apply for re-instatement onto the Bulletin Board. While management sees no reason why such re-instatement would be refused, management cannot guarantee that such re-instatement will, in fact, be approved.

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

Since the third quarter of Fiscal 2008, Management has devoted substantial time and efforts to restructure the Balance Sheet of the Corporation and to position the company for release from the gray sheets and elevation to the Pink Sheets, with an ultimate goal of seeing its securities listed once again on the OTC Bulletin Board. During the fourth quarter of Fiscal 2008 and during the first quarter of Fiscal 2009, booked liabilities in excess of one million dollars were written off as a function of the Statute of Limitations and other liabilities were converted to equity through the issuance of stock. During the fourth quarter of Fiscal 2008, Tirex engaged the services of Moore & Associates to undertake the audit of our annual accounts for the years ended June 30, 2004 through 2007 inclusive and to continue with an additional mandate for the audit of our Fiscal 2008 accounts and to undertake the required Review Engagements for our Fiscal 2009 quarterly reports. This new certifying accountant released its audit opinions for the fiscal years 2004 through 2007 inclusive in October 2007. We prepared and filed amended 10-KSB Reports for these fiscal years. Moore & Associates has completed the audit of our financial statements for our fiscal year ended June 30, 2008, but cannot release the audit report until he invoices for previous years will have been fully paid. Once done, an amended 10-KSB will be filed.

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

Liquidity and Capital Resources

As of March 31, 2009, the Company had total assets of $25,001 as compared to $25,001 at June 30, 2008 reflecting a change of Nil. There were no changes in the value of individual assets, representing Property and Equipment and Patents from June 30, 2008 to March 31, 2009.

As of March 31, 2009, the Company had total liabilities of $4,190,562 as compared to $5,126,083 at June 30, 2008, reflecting a decrease in liabilities of $935,521. Total liabilities at June 30, 2008 had reflected a previous increase of $413,985 over $4,712,098 in total liabilities at June 30, 2007. The decrease in total liabilities from June 30, 2008 to March 31, 2009 is primarily attributable to: (i) a decrease in Accounts Payable and Accrued Liabilities in the amount of $165,549 from $1,478,922 as of June 30, 2008 to $1,313,373 as of March 31, 2009, and (ii) a decrease in Long-Term Deposits and Convertible Notes in the amount of $237,000 from $306,000 as of June 30, 2008 to $69,000 as of March 31, 2009, and (iii) a decrease in Convertible Loans in the amount of $522,876 from $2,756,216 as of June 30, 2008 to $2,233,340 as of March 31, 2009.

Reflecting the foregoing, the financial statements indicate that as at March 31, 2009, the Company had a working capital deficit (current assets minus current liabilities) of $1,313,373 and that as at June 30, 2008, the Company had a working capital deficit of $1,478,922, a working capital deficit decrease of $165,549.

There were no changes in current assets, as noted above, while there were reductions to current liabilities due to third parties represented by Accounts Payable and Accrued Liabilities.

The financial statements, which are included in this report, reflect total operations and other expenses of $413,130 for the nine month period ended December 31, 2008, which reflects an increase of $86,487 over the nine month period ended December 31, 2007 when total operations and other expenses were $326,643. The Company has ceased Research and Development activities thereby resulting in a significant decrease in personnel expenses and other Research and Development expenses compared with prior periods.

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

From inception (July 15, 1987) through December 31, 2008, the Company has incurred a cumulative net loss of $30,817,471. Approximately $1,057,356 of such cumulative net loss was incurred prior to the inception of the Company’s present business plan, in connection with the Company’s discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced the proposed health care operations and therefore, generated no revenues therefrom.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Following Fiscal 2005, the expenses of our company have been funded by a series of non-interest bearing convertible loans with no specific terms of repayment made by a significant number of individuals investing modest amounts for a grand total of approximately US$206,300 these loans being made to Tirex via Tirex President, John L. Threshie Jr. These investors, fully cognizant of the Company’s situation, and so documented in writing, accepted that their investments were being made via Mr. Threshie and represented a convertible debt. The shares related to this cash received have all been issued.

	Fiscals	Fiscal 2008	Fiscal 2009	Fiscal 2009	Fiscal 2009
	2006-2007	Q-1	Q-1	Q-2	Q-3
Dollars received	$114,700	$64,100	$12,000	0	$2,500
Shares	26,040,000	20,900,000	2,400,000	0	3,951,429

Item 3 - Defaults Upon Senior Securities

Other than defaults previously reported on in prior periods, there were no other defaults upon senior securities.

Item 4 - Submission of Matters to a Vote of Security Holders

None

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

No Reports on Form 8-K were filed during the period covered by this report. A Form 8-K was filed on April 14, 2009 (two weeks following the end of this period) respecting the issuance of ten (10) million additional Series A Preferred Shares. A second Form 8-K was filed on May 12, 2009 respecting an authorization increase for common shares (single series) from the previous one billion (1,000,000,000) shares to a revised authorization of one billion, five hundred million (1,500,000,000) common shares.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TIREX CORPORATION

Date: May 15, 2009	By /s/ John L. Threshie,jr.
John L. Threshie, Jr. President

Date: May 15, 2009	By /s/ Michael Ash
Michael Ash, Treasurer and
Chief Accounting and Financial Officer