Form 10-Q/A
period 2008-12-31
Tirex CORP
filed 2009-05-22
CIK 823072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

 (Mark One)

☒  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2008.

☐  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___ to ___

Commission File Number 33-17598-NY

THE TIREX CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	22-2824362
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1771 Post Road East
Westport, CT, USA
06880
(Mailing Address)

(203) 292-6922
(Issuer’s telephone number, including area code)

     (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Former address:
PO Box 1000
Stratford, CT, USA
06614-9991

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding for each of the issuer’s classes of common equity, as of February 4, 2009: 887,172,007 common shares plus 5,000,000 convertible preferred shares

Transitional Small Business Disclosure Format (check one):

Yes ☐    No ☒

The Tirex Corporation
(A Development Stage Company)

The financial statements are unaudited. However, Management of registrant believes that all necessary adjustments, including normal recurring adjustments, have been reflected to present fairly the financial position of registrant at December 31, 2008 and the results of its operations and changes in its cash position for the six period ended December 31, 2008 and 2007 and for the period from inception (July 15, 1987). ). We have not received the Review Report from our independent accountants and thus investors cannot place reliance on such a review having been undertaken.

PART I
FINANCIAL INFORMATION

ITEM 1 - Financial Statements

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

Liquidity and Capital Resources

As of December 31, 2008, the Company had total assets of $25,001 as compared to $25,001 at June 30, 2008 reflecting a change of Nil. There were no changes in the value of individual assets, representing Property and Equipment and Patents from June 30, 2008 to December 31, 2008.

As of December 31, 2008, the Company had total liabilities of $4,437,515 as compared to $5,126,083 at June 30, 2008, reflecting a decrease in liabilities of $688,568. Total liabilities at June 30, 2008 had reflected a previous increase of $413,985 over $4,712,098 in total liabilities at June 30, 2007. The decrease in total liabilities from June 30, 2008 to December 31, 2008 is primarily attributable to: (i) a decrease in Accounts Payable and Accrued Liabilities in the amount of $159,317 from $1,478,922 as of June 30, 2008 to $1,319,605 as of December 31, 2008, and (ii) a decrease in Long-Term Deposits and Convertible Notes in the amount of $178,500 from $306,000 as of June 30, 2008 to $127,500 as of December 31, 2008, and (iii) a decrease in Convertible Loans in the amount of $340,656 from $2,756,216 as of June 30, 2008 to $2,415,560 as of December 31, 2008.

Reflecting the foregoing, the financial statements indicate that as at December 31, 2008, the Company had a working capital deficit (current assets minus current liabilities) of $1,319,605 and that as at June 30, 2008, the Company had a working capital deficit of $1,478,922, a working capital deficit decrease of $159,317. There were no changes in current assets, as noted above, while there were reductions to current liabilities due to third parties represented by Accounts Payable and Accrued Liabilities.

The financial statements, which are included in this report, reflect total operations and other expenses of $309,556 for the six month period ended December 31, 2008, which reflects an increase of $91,831 over the six month period ended December 31, 2007 when total operations and other expenses were $217,725. The Company has ceased Research and Development activities thereby resulting in a significant decrease in personnel expenses and other Research and Development expenses compared with prior periods.

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

From inception (July 15, 1987) through December 31, 2008, the Company has incurred a cumulative net loss of $30,713,897. Approximately $1,057,356 of such cumulative net loss was incurred prior to the inception of the Company’s present business plan, in connection with the Company’s discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced the proposed health care operations and therefore, generated no revenues therefrom.

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

THE TIREX CORPORATION

Date: May 22, 2009	By	/s/ John L. Threshie,jr.
John L. Threshie, Jr. President

Date: May 22, 2009	By	/s/ Michael Ash
Michael Ash Treasurer and Chief Accounting
and Financial Officer