Form 10-K/A
period 2008-06-30
Tirex CORP
filed 2009-07-06
CIK 823072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No.1)

(Mark One)

    [X]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2008

    [   ]  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from  ________ to ________

Commission File Number 33-17598-NY

The Tirex Corporation
 (Name of Small Business Issuer in Its Charter)

Delaware	22-3282985
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box 1000	06614
Stratford, CT	(Zip Code)
(Address of Principal Executive Offices)

(203) 522-3247 (Issuer's Telephone Number, Including Area Code) Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange
Title of Each Class -------------------	on Which Registered ---------------------
NONE	NONE

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

Yes [   ]  No [X]

DOCUMENTS INCORPORATED BY REFERENCE
into Part I

The primary purpose of this amended Report 10-K is to replace the unaudited financial statements included with the original filings with audited financial statements, these statements having been audited by Moore & Associates. There have been no other material changes.

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

PART II

ITEM 5.

MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock, is traded on a limited basis in the over-the-counter market and, since January 2003, has been listed on the “Gray Sheets”.  In September 2008, over two months following the period covered by this report, we applied to FINRA for upgrading our listing to the Pink Sheets.  Our intention is to thence apply for re-listing onto the Bulletin Board.  This requires audited financial statements such that our 10-KSB Reports for the fiscal years ended June 30, 2004 through 2007 inclusive will be in strict conformity with the SEC standards.  For this reason, in May 2008, we engaged the services of Moore & Associates (Las Vegas, Nevada) to undertake the audit of our accounts for those years.  Following 2007, Moore continued with the audit of our accounts for fiscal 2008. With the completion of the audit and the filing of amended 10-KSB reports, we applied for listing on to the Bulletin Board on September XX, 2008.  As of the date of this report, we had not yet received approval for listing on the Bulletin Board.  During the period covered by this report, i.e. up to June 30, 2008, when we were quoted on the Gray Sheets, bid and ask prices were not posted.

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

In the third and fourth quarters of fiscal 2008, management undertook a restructuring of the corporation.  This was engaged because management believed (and still does) that the structure of the Corporation was creating an impediment to marketing efforts.  We engaged the services of the Otto Law Group (Seattle WA) to assist us in the restructuring of our position.  Their services are being remunerated in shares of the corporation.  We also engaged the services of Legacy Trading and their affiliate company, Southern Capital Consulting, based in Oklahoma, to assist us in getting our shares listed first back onto the Pink Sheets and with the goal of being re-listed onto the Bulletin Board.  These services are also being remunerated by means of a share issuance.  In order to be eligible for re-listing on the Bulletin Board, the Corporation is required to file audited financial statements.  The statements of the Corporation had not been audited since the fiscal year ended June 30, 2004.  We engaged the services of Moore & Associates (Las Vegas) to undertake the audit of our accounts for the years 2004 through 2007 with a continuation for the fiscal year 2008.  In August 2008 (two months following the reporting date of this filing) our application for listing on the Pink Sheets was filed.  In the course of this restructuring, debts to officers, directors and consultants were converted in whole or in part to equity through the issuance of shares.  Part of this was accomplished through the auspices of Sequoia International which accepted assignment of $100,000 of executive accrued salaries in exchange for 100 million shares, a transaction approved by a Florida court. This transaction also provided for the creation of funding for Tirex in its restructuring efforts.  Third party liabilities were examined and deleted as permitted by US and Canadian law (the term in Canada is “prescription”, in the USA “Statute of Limitations”).  Management is of the opinion that the measures undertaken in the last half of fiscal 2008 and continuing into fiscal 2009 will be beneficial to the development of the Corporation.

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

During the first quarter of Fiscal 2007, Tirex completed the negotiation of the employment agreements with respect to Tirex CEO and President, John L. Threshie Jr.,  Tirex Vice President Engineering and Research and Development, Louis V. Muro and Tirex Secretary-Treasurer and Chief Financial Officer, Michael Ash.  These versions were ratified by all respective parties.  Under the terms of these agreements, Mr. Threshie’s salary was augmented to US$150,000 retroactive to July 1, 2002 while Mr. Muro’s salary was reduced retroactively to July 1, 2002 to US$75,000.  The salary of Mr. Ash remained unchanged at US$100,000.  Also under the terms of the agreements, Mr. Threshie received an option to acquire 3,000,000 shares of the corporation at the beginning of each year of his three-year agreement, the effective inception date being July 1 2007.    Similarly, Mr. Muro received options to purchase 1,000,000 shares per year.  Mr. Muro’s employment was also effective July 1, 2007.  Other than for the number of shares involved, Mr. Muro’s options proposed agreement are identical to that of Mr. Threshie.  As for Mr. Ash, his three-year employment agreement was be effective January 1, 2007 and provided for him to acquire 2,000,000 shares of Tirex in each of the three years of his contract.  In all cases, the exercise window is three years.  These options could be exercised on a cashless basis and are described in more detail elsewhere in this report.

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

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees

The following sets forth, as of June 30, 2005 the names and ages of all directors, executive officers, and other significant employees of the Company; and all positions and offices in the Company held by each, and the terms of said offices. Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified:

Name	Age	Offices Held	Term of Office

John L. Threshie, Jr.	54	Chairman of the Board	November 1999 - present
		of Directors, President, and
		Chief Executive Officer

		Director	June 1995 - February 1999

		Vice President	June 1995- November 1999

		Secretary	December 1996 - February 1999

Louis V. Muro	76	Vice President	January 1996 - present
		of Engineering
		and Director

		President	March 1994 - January 1995

		Director	December 1992 - Present

Henry Meier	52	Director	Feb. 11, 1999 to present

Michael D.A. Ash	59	Secretary, Treasurer, and Chief Financial and Accounting Officer	February 1999-present

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

Executive Stock Options

As discussed elsewhere in this Report, the following is a summary of those options and warrants outstanding or proposed to be outstanding, with respect to the purchase of the common stock of the Company:

Beneficiary	Issuable	Exercise Window	Price

John L. Threshie Jr.	3,000,000 share options	Three (3) years from	Series 1: lesser of 20
	at the beginning of each	date of issue	cents or 50% of market
	of Fiscal Years 2008,		Series 2: lesser of 40
	2009 and 2010		cents or 50% of market
Series 3: lesser of 50
cents or 50% of market

Michael Ash	2,000,000 share options	Three (3) years from	Series 1: lesser of 20
	at the beginning of each	date of issue	cents or 50% of market
	of Calendar Years		Series 2: lesser of 40
	2007, 2008 and 2009		cents or 50% of market
Series 3: lesser of 50
cents or 50% of market

Louis V. Muro	1,000,000 share options	Three (3) years from	Series 1: lesser of 20
	at the beginning of each	date of issue	cents or 50% of market
	of Fiscal Years 2008,		Series 2: lesser of 40
	2009 and 2010		cents or 50% of market
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

	Name and	Amount and
	Address of	Nature of
	Beneficial	Percent	Percent
Title of Class	Owner	Ownership	of Class (1)

Common	John L. Threshie, Jr.	47,528,721 (2)	7.8%
The Tirex	P.O. Box 1000
Corporation	Stratford CT 06614-9991

Class A
Common		34 (5)	34%
Tirex R&D

Common	Louis V. Muro	32,853,991 (2)(3)	5.4%
The Tirex	2063 Desjardins Avenue, Apt #2
Corporation	Montreal, Quebec
Canada H1V 2H1

Class A
Common		17(5)	17%
Tirex
R&D

Common	Henry P. Meier	2,500,000 (6)	0.13%
The Tirex	P.O. Box 895
Corporation	Lakehurst NJ 07755

Common	Joe Sanzaro
The Tirex	(Brother of deceased director
Corporation	Louis A. Sanzaro)	47,347,665 (2)	7.8%
1904 Waverly treet
Oakhurst NJ 07756

Common	Michael Ash	30,805,000 (4)	5.1%
The Tirex	310 Montée Sabourin
Corporation	St. Bruno, Quebec
Canada, J3V 4P6

Common	All directors and	113,368,771	18.6%
The Tirex	officers as a group
Corporation	(4 persons)

Class A	All directors and	51	51.0%
Common	officers as a group
Tirex	(2 persons)
R&D

Series A Preferred Shares
	John L. Threshie Jr.	1,500,000 (7)	50% of class
P.O. Box 1000
Stratford CT 06614-9991

	Louis V. Muro	750,000 (7)	25% of class
2063 Desjardins Avenue, Apt #2
Montreal, Quebec
Canada H1V 2H1

	Michael Ash	750,000 (7)	25% of class
310 Montée Sabourin
St. Bruno, Quebec
Canada, J3V 4P6

______________________

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

THE TIREX CORPORATION

By: /s/ JOHN L. THRESHIE, JR.

Date: July 2, 2009	John L. Threshie, Jr.
Chairman of the Board of Directors and
Chief Executive Officer

In accordance with Section 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

Principal Executive Officer:	Chairman of the Board	July 2, 2009
/s/ JOHN L. THRESHIE, JR	of Directors and Chief
John L. Threshie, Jr	Executive Officer

Principal Financial and Accounting Officer:

/s/ MICHAEL D.A. ASH	Secretary, Treasurer,	July 2, 2009
Michael D.A. Ash	and Chief Financial and
Accounting Officer

A Majority of the Board of Directors:

Principal Executive Officer:	Chairman of the Board	July 2, 2009
/s/ JOHN L. THRESHIE, JR	of Directors and Chief
John L. Threshie, Jr

Henry Meier	Director

/s/ LOUIS V. MURO	Director	July 2, 2009
Louis V. Muro

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH

REPORTS FILED PURSUANT TO SECTION 15(D) OF THE
EXCHANGE ACT BY NON-REPORTING ISSUERS

No annual report or proxy materials have been sent to security-holders during the fiscal year ended June 30, 2008 or the subsequent interim period. As at the date hereof, the Company plans to furnish proxy materials relating to its annual meeting, which is presently contemplated to be held during the current fiscal year. All such materials will be furnished to the Commission at the same time as they are sent to securities holders.

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
The Tirex Corporation
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of The Tirex Corporation (A Development Stage Company) as of June 30, 2008, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the years ended June 30, 2008 and 2007 and cumulative from March 26, 1993 to June 30, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Tirex Corporation (A Development Stage Company) as of June 30, 2008, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2008 and 2007 and cumulative from March 26, 1993 to June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a net loss of $498,322 for the year ended June 30, 2008, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates Chartered

Moore & Associates Chartered
Las Vegas, Nevada
October 21, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV  89146 (702) 253-7499 Fax (702} 253-7501

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the use, in the statement on Form 10KSB/A of The Tirex Corporation (A Development Stage Company) of our report dated October 21, 2008 on our audit of the consolidated financial statements of The Tirex Corporation as of June 30, 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 2008 and 2007 and cumulative from March 26, 1993 to June 30, 2008.

/s/ Moore & Associates Chartered

Moore & Associates Chartered
Las Vegas, Nevada
July 1, 2009

6490 West Desert Inn Road, Las Vegas, NV 89146 (702) 253-7499 Fax (702)253-7501

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

July 1, 2009

The Tirex Corporation
2711 Centerville Road Suite 400
Wilmington, DE 19808

Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, requires that we disclose to you in writing, at least annually all relationships between our firm and its related entities and your company and its related entities that in our professional judgment may reasonably be thought to bear on independence.

The following is a description of such relationships of which we are aware that are relevant to our audits of the Company's financial statements and internal control over financial reporting for the years ending June 30, 2008.

We are not aware of any such relationships.

We confirm that we are independent of the Company within the meaning of the federal securities laws administered by the Securities and Exchange Commission.

As further required by Standard No. 1, we will be pleased to discuss our independence with respect to the Company at your convenience.

This letter is intended solely for use by you and other members of the Board of Directors in your consideration of our independence as auditors, and should not be used for any other purpose.

Very truly yours,

/s/ Moore & Associates Chartered

Moore & Associates Chartered
Las Vegas, Nevada

6490 West Desert Inn Road, Las Vegas, NV 89146 (702) 253-7499 Fax (702)253-7501

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

October 21, 2008

The Tirex Corporation
2711 Centerville Road Suite 400
Wilmington, DE 19808

Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, requires that we disclose to you in writing, at least annually all relationships between our firm and its related entities and your company and its related entities that in our professional judgment may reasonably be thought to bear on independence.

The following is a description of such relationships of which we are aware that are relevant to our audits of the Company's financial statements and internal control over financial reporting for the years ending June 30, 2008.

We are not aware of any such relationships.

We confirm that we are independent of the Company within the meaning of the federal securities laws administered by the Securities and Exchange Commission.

As further required by Standard No. 1, we will be pleased to discuss our independence with respect to the Company at your convenience.

This letter is intended solely for use by you and other members of the Board of Directors in your consideration of our independence as auditors, and should not be used for any other purpose.

Very truly yours,

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada

2675 S. Jones Blvd. Suite 109, Las Vegas, NV  89146 (702) 253-7499 Fax (702} 253-7501

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

October 21, 2008

To the Board of Directors of The Tirex Corporation.

We have audited the financial statements of The Tirex Corporation for the years ended June 30, 2008, and have issued our reports thereon dated October 21, 2008. Professional standards require that we provide you with the following information related to our audit.

Our Responsibility under Public Company Accounting Oversight Board Standards

As stated in our engagement letter dated October 14, 2008, our responsibility, as described by professional standards, is to plan and perform our audit to obtain reasonable, but not absolute, assurance that the financial statements are free of material misstatement and are fairly presented in accordance with U.S. generally accepted accounting principles. Because an audit is designed to provide reasonable, but not absolute, assurance and because we did not perform a detailed examination of all transactions, there is a risk that material misstatements may exist and not be detected by us.

Critical Accounting Policies and Practices

Management is responsible for the selection and use of appropriate accounting policies. In accordance with the terms of our engagement letter, we will advise management about the appropriateness of accounting policies and their application. The critical accounting policies used by The Tirex Corporation are described in Notes 1 to the financial statements for the years ended 2008. No new accounting policies were adopted and the application of existing policies was not changed during 2008. We noted no transactions entered into by the Company during the year that were both critical and unusual, and of which, under professional standards, we are required to inform you, or transactions for which there is a lack of authoritative guidance or consensus.

Quality of the Company's Accounting Principles

Management is responsible not only for the appropriateness of the accounting policies and practices, but also for the quality of such policies and practices. The quality includes the consistency of the accounting policies and their application, the clarity and completeness of the financial statements, and includes items that have a significant impact on the representational faithfulness, verifiabi!ity, and neutrality of the accounting Information included in the financial statements.

Management's Judgments and Accounting Estimates

Accounting estimates are an Integral part of the financial statements prepared by management and are based on management's knowledge and experience about past and current events and assumptions about future events. Certain accounting estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ significantly from those expected.

Audit Adjustments

For purposes of this letter, professional standards define an audit adjustment as a proposed correction of the financial statements that, in our judgment, may not have been detected except through our auditing procedures. An audit adjustment may or may not indicate matters that could have a significant effect on the Company's financial reporting process (that is, cause future financial statements to be materially misstated), in our judgment, none of the adjustments we proposed, whether recorded or unrecorded by the Company, either individually or in the aggregate, indicate matters that could have a significant effect on the Company's financial reporting process.

2675 S. Jones Blvd. Suite 109, Las Vegas, NV  89146 (702) 253-7499 Fax (702} 253-7501

Disagreements with Management

For purposes of this letter, professional standards define a disagreement with management as a matter, whether or not resolved to our satisfaction, concerning a financial accounting, reporting, or auditing matter that could be significant to the financial statements or the auditor's report. We are pleased to report that no such disagreements arose during the course of our audit.

Consultations with Other independent Accountants

In some cases, management may decide to consult with other accountants about auditing and accounting matters, similar to obtaining a "second opinion" on certain situations. If a consultation involves application of an accounting principle to the Company's financial statements or a determination of the type of auditor's opinion that may be expressed on those statements, our professional standards require the consulting accountant to check with us to determine that the consultant has all the relevant facts. To our knowledge, there were no such consultations with other accountants.

Issues Discussed Prior to Retention of Independent Auditors

We generally discuss a variety of matters, including the application of accounting principles and auditing standards, with management each year prior to retention as the Company's auditors. However, these discussions occurred in the normal course of our professional relationship and our responses were not a condition to our retention.

Difficulties Encountered in Performing the Audit

We encountered no significant difficulties in dealing with management in performing and completing our audit.

Our audited financial statements are included in the Company's annual report. Our responsibility for the other information contained in the annual report does not extend beyond the financial information identified in our audit report. We do not have an obligation to perform any procedures to corroborate the other information contained in the annual report. However, we read the other information and considered whether such information, or the manner of its presentation, was materially inconsistent with information, or the manner of its presentation, appearing in the financial statements. Nothing carne to our attention that caused us to believe that such information, or its manner of presentation, was materially inconsistent with the information, or manner of its presentation, appearing in the financial statements.

This information is intended solely for the use of the Audit Committee, Board of Directors, and management of The Tirex Corporation and is not intended to be and should not be used by anyone other than these specified parties.

Very truly yours,

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada

2675 S. Jones Blvd. Suite 109, Las Vegas, NV  89146 (702) 253-7499 Fax (702} 253-7501

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED BALANCE SHEET
AS AT JUNE 30, 2008

June 30,
2008

ASSETS

Current Assets
Cash and cash equivalents	$-
Accounts receivable	-
Notes receivable	-
Inventory	-
Research and Experimental Development tax credits receivable	-
Total Current Assets	-

Property and equipment	25,000

Other assets
Patents	1
Investment, at cost	-
Total Other Assets	1

Total Assets	$25,001

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$1,478,922
Current portion of long-term debt	-
Total Current Liabilities	1,478,922

Other liabilities
Long-term deposits and convertible notes	306,000
Government loans (net of current)	-
Capital lease obligations (net of current)	-
Convertible notes	399,389
Convertible notes	185,556
Convertible loans	2,756,216
Total Other Liabilities	3,647,161

Total Liabilities	5,126,083

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized
1,000,000,000 shares, issued and outstanding
291,995,892 shares (June 30, 2007 - 249,895,892 shares)	291,996
Preferred stock, $.005 par value, authorized	-
3,000,000 Series A shares, issued and outstanding	-
3,000,000 Series A shares (June 30, 2007 - 0 shares)	15,000
Additional paid-in capital	25,255,619
Deficit accumulated during the development stage	(30,058,456)
Unrealized gain (loss) on foreign exchange	(605,240)
(5,101,082)

Total Liabilities and Stockholders' Equity (Deficit)	25,001

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Twelve months ended		Cumulative from
	June 30		March 26, 1993 to
	2008	2007	June 30, 2008
Revenues	$-	$-	$1,354,088
Cost of Sales	-	-	1,031,075
Gross profit	-	-	323,013
Operations
General and administrative	451,527	409,054	13,861,847
Depreciation and amortization	-	-	365,545
Research and development	-	-	15,396,966

Total Expense	451,527	409,054	29,624,358

Income (loss) before other expenses	(451,527)	(409,054)	(29,301,345)

Other expenses (income)
Interest expense	46,795	46,795	1,039,173
Interest income	-	-	(45,443)
Income from stock options	-	-	(10,855)
Gain from extinguishment of debt	-	-	(1,047,921)
Loss on disposal of equipment	-	-	4,549

Total Other expenses (income)	46,795	46,795	(60,497)

Provision for income taxes	-	-	-

Net income (loss)	(498,322)	(455,849)	(29,240,848)

Other comprehensive loss
Loss (gain) on foreign exchange	-	-	106,137

Net income (loss) and comprehensive loss	$(498,322)	$(455,849)	$(29,346,985)

Basic and Diluted net loss and comprehensive
loss per common share	$(0.00)	$(0.00)

Weighted average shares of common
stock outstanding	260,363,378	249,895,892

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

						Deficit
						Accumulated	Unrealized
					Additional	During	gain (loss)	Total
	Common Stock		Preferred Stock		Paid-in	Developmental	on foreign	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	exchange	Equity (Deficit)
Balance June 30, 1992	3,383,050	3,383	-	-	194,980	(1,057,356)	$-	(858,993)
Stock issued for reorganization	18,650,000	18,650			76,155			94,805
Stock issued for services	100,000	100			(100)

Stock issued in exchange for Warrants	363,656	364			(364)
Forgiveness of debt					728,023			728,023
Net loss and comprehensive
loss for the year						(165,296)		(165,296)

Balance June 30, 1993	22,496,706	22,497	-	-	998,694	(1,222,652)	-	(201,461)

Stock issued for services	100,000	100			(100)			-
Exchange for Debt					149,170			149,170
Payments received for stock
previously issued					237,430			237,430

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Twelve months ended		Cumulative from
	June 30		March 26, 1993 to
	2008	2007	June 30, 2008

Cash flows from operating activities:

Net loss	$(498,322)	$(455,849)	$(29,346,985)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	389,304
(Gain) loss on disposal and abandonment of assets	-	-	2,005,498
Stock issued in exchange for interest	-	-	169,142
Stock issued in exchange for services and expenses	-	-	10,574,972
Stock options issued in exchange for services	-	-	3,083,390
Unrealized (loss) gain on foreign exchange	(6,163)	(44,174)	(605,240)
Other non-cash items	495,196	358,500	914,914

Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	-	-	-
Inventory	-	-	(73,323)
Sales tax receivable	-	-	(36)
Research and experimental development tax credits receivable	-	-	-
Other assets	-	-	(10,120)
(Decrease) increase in :
Accounts payables and accrued liabilities	(115,711)	(37,477)	2,017,466
Accrued salaries	125,000	125,000	823,152
Due to stockholders	-	-	5,000

Net cash used in operating activities	-	(54,000)	(10,052,866)

Cash flow from investing activities:
Increase in notes receivable	-	-	(259,358)
Reduction in notes receivable	-	-	237,652
Investment	-	-	(89,500)
Equipment	-	-	(321,567)
Equipment assembly costs	-	-	(1,999,801)
Organization cost	-	-	6,700
Reduction in security deposit	-	-	(1,542)

Net cash used in investing activities	-	-	(2,427,416)

Cash flow from financing activities:
Loans from related parties			4,354,835
Deferred financing costs	-	-	180,557
Proceeds from deposits	-	-	143,500
Payments on notes payable	-	-	(409,939)
Proceeds from convertible notes	-	-	754,999
Proceeds from notes payable	-	54,000	524,639
Payments on lease obligations	-	-	(86,380)
Proceeds from issuance of convertible subordinated debentures	-	-	1,035,000
Proceeds from loan payable	-	-	591,619
Payments on loan payable	-	-	(488,439)
Proceeds from issuance of stock options	-	-	20,000
Proceeds from grants	-	-	3,628,277
Proceeds from issuance of common stock	-	-	85,582
Proceeds from additional paid-in capital	-	-	2,145,775

Net cash provided by financing activities	-	54,000	12,480,025

Net (decrease) increase in cash and cash equivalents	-	-	(257)

Cash and cash equivalents - beginning of period	-	-	257

Cash and cash equivalents - end of period	$-	$-	$-

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

Twelve Months ended June 30		Cumulative from March 26, 1993 to June 30, 2008
2008	2007

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