Form 10-Q/A
period 2009-03-31
Tirex CORP
filed 2009-07-29
CIK 823072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Yes    ☐        No ☒

The primary purpose of this amended Report 10-Q is to replace the unreviewed financial statements included with the original filings with reviewed financial statements, these statements having been reviewed by Moore & Associates. There have been no other material changes.

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

To the Board of Directors
The Tirex Corporation
(A Development Stage Company)

We have reviewed the accompanying consolidated balance sheet of The Tirex Corporation as of March 31, 2009, and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for the three-month and nine-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Corporation's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Standard Oversight Board (United States), the consolidated balance sheet of The Tirex Corporation as of June 30, 2008, and the related consolidated statements of income, stockholder's equity and cash flows for the year then ended (not presented herein); and in our report dated October 21, 2008, we expressed an unqualified opinion with a going concern paragraph on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2008 is fairy stated, in all material aspects, in relations to the consolidated balance sheet from which it has been derived.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
July 16, 2009

6490 WEST DESERT INN RD, LAS VEGAS, NEVADA  89146 (702) 253-7499 Fax (702} 253-7501

THE TIREX CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
_______________________________________________________

	March 31,	June 30
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$-	$-
Accounts receivable	-	-
Notes receivable	-	-
Inventory	-	-
Research and Experimental Development tax credits receivable	-	-
Total Current Assets	-	-

Property and equipment	25,000	25,000

Other assets
Patents	1	1
Investment, at cost	-	-
Total Other Assets	1	1

Total Assets	$25,001	$1

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$1,313,373	$1,478,922
Current portion of long-term debt	-	-
Total Current Liabilities	1,313,373	1,478,922

Other liabilities
Long-term deposits and convertible notes	69,000	306,000
Government loans (net of current)	-	-
Capital lease obligations (net of current)	-	-
Convertible notes	389,294	399,389
Convertible notes	185,556	185,556
Convertible loans	2,233,340	2,756,216
Total Other Liabilities	2,877,189	3,647,161

Total Liabilities	4,190,562	5,126,083

Stockholders' Equity (Deficit)
Preferred stock, $.005 par value, authorized 15,000,000 Series A shares, issued and outstanding 15,000,000 Series A shares (June 30, 2008 - 3,000,000 shares)	75,000	15,000
Common stock, $.001 par value, authorized 1,000,000,000 shares, issued and outstanding 999,992,216 shares (June 30, 2008 - 291,995,892 shares)	978,992	291,996
Additional paid-in capital	25,668,623	25,255,619
Deficit accumulated during the development stage	(30,471,588)	(30,058,456)
Unrealized gain (loss) on foreign exchange	(416,589)	(605,240)
	(4,165,561)	(5,101,082)

Total Liabilities and Stockholders' Equity (Deficit)	$25,001	$25,001

The accompanying notes are an integral part of these consolidated financial statements.

THE TIREX CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
_______________________________________________________
(Unaudited)

	Three months ended		Nine months ended		Cumulative from
	March 31		March 31		March 26, 1993 to
	2009	2008	2009	2008	March 31, 2009
Revenues	$-	$-	$-	$-	$1,354,088
Cost of Sales	-	-	-	-	1,031,075

Gross profit	-	-	-	-	323,013
Operations
General and administrative	91,875	97,219	378,034	291,547	14,239,881
Depreciation and amortization	-	-	-	-	365,545
Research and development	-	-	-	-	15,396,966
Total Expense	91,875	97,219	378,034	291,547	30,002,392
Income (loss) before other expenses	(91,875)	(97,219)	(378,034)	(291,547)	(29,679,379)
Other expenses (income)
Interest expense	11,699	11,699	35,096	35,096	1,074,269
Interest income	-	-	-	-	(45,443)
Income from stock options	-	-	-	-	(10,855)
Gain from extinguishment of debt	-	-	-	-	(1,047,921)
Loss on disposal of equipment	-	-	-	-	4,549
Total Other expenses (income)	11,699	11,699	35,096	35,096	(25,401)
Provision for income taxes	-	-	-	-	-
Net income (loss)	(103,574)	(108,918)	(413,130)	(326,643)	(29,653,978)
Other comprehensive loss
Loss (gain) on foreign exchange	-	-	-	-	106,137
Net income (loss) and comprehensive loss	$(103,574)	$(108,918)	$(413,130)	$(326,643)	$(29,760,115)
Basic and Diluted net loss and comprehensive loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares of common stock outstanding	463,990,061	249,895,892	463,990,061	249,895,892

The accompanying notes are an integral part of these consolidated financial statements.

THE TIREX CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

_______________________________________________________
(Unaudited)

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

The accompanying notes are an integral part of these consolidated financial statements.

THE TIREX CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
_______________________________________________________
(Unaudited)

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

The accompanying notes are an integral part of these consolidated financial statements.

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

DEVELOPMENT STAGE
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

Since Fiscal year 2006, the expenses of the Company have been funded by a series of non-interest bearing convertible loans with no specific terms of repayment made by a significant number of individuals investing modest amounts for a grand total of U.S.$206,300. These investors, fully cognizant of the Company’s situation and so documented in writing, accepted that their investments were being made and represented by a convertible debt, the conversion of which could occur only once the Company would have shares available for issuance. These debts are convertible at fixed prices rather than as a discount to market.

	Fiscal years	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2006&	year 2008	year 2008	year 2008	year 2008	year 2009	year
	2007	Q-1	Q-2	Q-3	Q-4	Q-1	2009 Q-3
Dollars received	$114,700	$10,700	$19,400	$22,000	$25,000	$12,000	$2,500
Shares	26,040,000	3,840,000	5,460,000	5,400,000	7,000,000	2,400,000	3,571,429

Of the above shares, most were issued, unrestricted, during the nine month period ended March 31, 2009. The remaining shares will be issued during the remainder of Fiscal year 2009.

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

On January 31, 2001, the Company's stockholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of Common stock, par value $0.001, from 165,000,000 shares to 250,000,000 shares. On February 11, 2008, the Company's Board of Directors approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of Common stock, par value $0.001, from 250,000,000 shares to 1,000,000,000 shares. On May 7, 2009, this authorization was further increased to 1,500,000,000 common shares

As at March 31, 2009, the Company had 978,992,216 Common shares issued and outstanding, versus its then authorization of 1,000,000,000 shares.

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

On May 12, 2009, the Company’s Board of Directors approved an amended Certificate of Designation with respect to the authorization and issuance of up to a total of 15,000,000 Series A Preferred shares, an increase from the 3,000,000 shares of Series A Preferred stock that were authorized to be issued in the Certificate of Designation of Series A Preferred stock passed by the Board of Directors on May 12, 2008. No cash dividends shall be paid with respect to the shares of Series A Preferred stock. The Series A Preferred stock shall give its holders the right to 100 votes per share on any matter properly before the shareholders for a vote. The voting rights of the Series A Preferred stock shall be subject to all splits and each share will be convertible into 5 shares of Common stock upon the earlier of: (i) the holders’ election or (ii) January 8, 2009, or such later date as the directors might determine. The holders of all shares of Series A Preferred stock shall not be subject to any non-cash distributions to holders of shares of Common stock, including without limitation, stock dividends, stock splits and securities issued in a recapitalization. In the event of liquidation or winding up of the Corporation, the holders of the Series A Preferred stock will be entitled to receive, prior and in preference to the holders of the Common stock, an amount up to but not greater than the original purchase price per share of Series A Preferred stock, notwithstanding the par value of the Series A Preferred stock.  These twelve million additional Series A Preferred Shares were issued to three Directors and Officers

Note 12

COMMITMENTS

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

Note 15

SUBSEQUENT EVENTS – ISSUANCE OF TWENTY-ONE (21) MILLION COMMON SHARES AND SUNSEQUENT INCREASE OF COMMON SHARE AUTHORIZATION TO 1,500,000,000 COMMON SHARES, SINGLE SERIES

In April 2009, the Company authorized the issuance of twenty-one (21) million common shares resulting from a request to convert promissory notes held by a person who is not an affiliate of the Tirex Corporation, as that term is defined. Following this issuance, the total number of common shares of The Tirex Corporation became 999,992,216 common shares, single series.

On May 7, 2009, the Board of Directors resolved to increase the common share authorization to 1,500,000,000 shares, single series. The resolution was approved by a majority of votes on May 8, 2009. The relevant documents were filed with the State of Delaware.

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

In the first half of fiscal 2009, the company’s financial statements for the fiscal years ended 2004 through 2007 inclusive were audited and amended forms 10-KSB were filed accordingly. We accumulated the cash required to pay the auditors to release the fiscal 2008 audit report, a legal requirement, after which an amended 10-KSB for fiscal 2008 was filed. In the meantime, the company’s shares have been elevated from the gray market to the pink sheets. Now with the fiscal 2008 audited statements having been released and the amended 10-KSB filed, and once the amended 10-Q reports for December 2008 and March 2009 will have been filed, Tirex intends to apply for re-instatement onto the Bulletin Board. While management sees no reason why such reinstatement would be refused, management cannot guarantee that such re-instatement will, in fact, be approved.

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

Since the third quarter of Fiscal 2008, Management has devoted substantial time and efforts to restructure the Balance Sheet of the Corporation and to position the company for release from the gray sheets and elevation to the Pink Sheets, with an ultimate goal of seeing its securities listed once again on the OTC Bulletin Board. During the fourth quarter of Fiscal 2008 and during the first quarter of Fiscal 2009, booked liabilities in excess of one million dollars were written off as a function of the Statute of Limitations and other liabilities were converted to equity through the issuance of stock. During the fourth quarter of Fiscal 2008, Tirex engaged the services of Moore & Associates to undertake the audit of our annual accounts for the years ended June 30, 2004 through 2007 inclusive and to continue with an additional mandate for the audit of our Fiscal 2008 accounts and to undertake the required Review Engagements for our Fiscal 2009 quarterly reports. This new certifying accountant released its audit opinions for the fiscal years 2004 through 2007 inclusive in October 2007. We prepared and filed amended 10-KSB Reports for these fiscal years. Moore & Associates completed the audit of our financial statements for our fiscal year ended June 30, 2008, but could not release the audit report until the invoices for previous years would have been fully paid. Now done, an amended 10-KSB was filed.

Concurrently, the company engaged the services of consultants to assist us in getting our stock listed on the Pink Sheets. The efforts of this consultant and the market maker engaged by him were successful in that our stock was officially re-listed on the Pink Sheets on October 24, 2008. We intend that, once the 2008 financial statements are audited, an amended 10-KSB filed, and amended 10-Q quarterly reports filed to make us fully-reporting, we will apply for a further elevation of our listing to the OTC Bulletin Board. We can offer no guarantees that such an application will be accepted.

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

The financial statements, which are included in this report, reflect total operations and other expenses of $413,130 for the nine month period ended March 31, 2009, which reflects an increase of $86,487 over the nine month period ended March 31, 2008 when total operations and other expenses were $326,643. The Company has ceased Research and Development activities thereby resulting in a significant decrease in personnel expenses and other Research and Development expenses compared with prior periods.

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

THE TIREX CORPORATION

Date: July 17, 2009	By /s/ John L. Threshie,jr.
John L. Threshie, Jr. President

Date: July 17, 2009	By /s/ Michael Ash
Michael Ash, Treasurer and
Chief Accounting and Financial Officer