Form 10-Q/A
period 2008-12-31
Tirex CORP
filed 2009-08-07
CIK 823072

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

Yes ☐             No ☒

The primary purpose of this amended Report 10-Q is to replace the unreviewed financial statements included with the original filings with reviewed financial statements, these statements having now been reviewed by Moore & Associates. There have been no other material changes.

The Tirex Corporation
(A Development Stage Company)

These financial statements are unaudited. However, Management of registrant believes that all necessary adjustments, including normal recurring adjustments, have been reflected to present fairly the financial position of registrant at December 31, 2008 and the results of its operations and changes in its cash position for the six period ended December 31, 2008 and 2007 and for the period from inception (July 15, 1987). These statements have been reviewed by our independent accountants.

Item 1 - Financial Statements (Unaudited)

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
        PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
The Tirex Corporation
(A Development Stage Company)

We have reviewed the accompanying consolidated balance sheet of The Tirex Corporation as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the three-month and six-month periods ended December 31, 2008 and 2007. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Tirex Corporation as of June 30, 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated October 21, 2008, we expressed an unqualified opinion with a going concern paragraph on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2008 is fairly stated, in all material respects, in relations to the consolidated balance sheet from which it has been derived.

/s/ Moore & Associates, Chartered
Moore & Associates, Chartered
Las Vegas, Nevada
August 3, 2009

6490 WEST DESERT INN RD, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

THE TIREX CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2008	2008
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Accounts receivable	-	-
Notes receivable	-	-
Inventory	-	-
Research and Experimental Development tax credits receivable	-	-
Total Current Assets	-	-

Property and equipment	25,000	25,000

Other assets
Patents	1	1
Investment, at cost	-	-
Total Other Assets	1	1

Total Assets	$25,001	$25,001

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$1,319,605	$1,478,922
Current portion of long-term debt	-	-
Total Current Liabilities	1,319,605	1,478,922

Other liabilities
Long-term deposits and convertible notes	127,500	306,000
Government loans (net of current)	-	-
Capital lease obligations (net of current)	-	-
Convertible notes	389,294	399,389
Convertible notes	185,556	185,556
Convertible loans	2,415,560	2,756,216
Total Other Liabilities	3,117,910	3,647,161

Total Liabilities	4,437,515	5,126,083

Stockholders' Equity (Deficit)
Preferred stock, $.005 par value, authorized
3,000,000 Series A shares, issued and outstanding
3,000,000 Series A shares (June 30, 2008 - 3,000,000 shares)	15,000	15,000
Common stock, $.001 par value, authorized
1,000,000,000 shares, issued and outstanding
766,097,007 shares (June 30, 2008 - 291,995,892 shares)	766,097	291,996
Additional paid-in capital	25,611,047	25,255,619
Deficit accumulated during the development stage	(30,368,013)	(30,058,456)
Unrealized gain (loss) on foreign exchange	(436,645)	(605,240)
	(4,412,514)	(5,101,082)

Total Liabilities and Stockholders' Equity (Deficit)	$25,001	25,001

The accompanying notes are an integral part of these consolidated financial statements.

THE TIREX CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended		Six months ended		Cumulative from
	December 31		December 31		March 26, 1993 to
	2008	2007	2008	2007	December 31, 2008
Revenues	$-	$-	$-	$-	$1,354,088
Cost of Sales	-	-	-	-	1,031,075

Gross profit	-	-	-	-	323,013
Operations
General and administrative	135,889	97,378	286,159	194,328	14,148,006
Depreciation and amortization	-	-	-	-	365,545
Research and development	-	-	-	-	15,396,966
Total Expense	135,889	97,378	286,159	194,328	29,910,517
Income (loss) before other expenses	(135,889)	(97,378)	(286,159)	(194,328)	(29,587,504)
Other expenses (income)
Interest expense	11,698	11,699	23,397	23,397	1,062,570
Interest income	-	-	-	-	(45,443)
Income from stock options	-	-	-	-	(10,855)
Gain from extinguishment of debt	-	-	-	-	(1,047,921)
Loss on disposal of equipment	-	-	-	-	4,549
Total Other expenses (income)	11,698	11,699	23,397	23,397	-37,100
Provision for income taxes	-	-	-	-	-
Net income (loss)	(147,587)	(109,077)	(309,556)	(217,725)	(29,550,404)
Other comprehensive loss
Loss (gain) on foreign exchange	-	-	-	-	106,137

Net income (loss) and comprehensive loss	$(147,587)	$(109,077)	$(309,556)	$(217,725)	$(29,656,541)
Basic and Diluted net loss and comprehensive loss per common share
	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares of common stock outstanding
	411,495,352	249,895,892	411,495,352	249,895,892

The accompanying notes are an integral part of these consolidated financial statements.

THE TIREX CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended		Cumulative from
	December 31		March 26, 1993 to
	2008	2007	December 31, 2008

Operating activities:

Net income (loss)	$(309,556)	$(217,725)	$(29,656,541)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	-	389,304
(Gain) loss on disposal and abandonment of assets	-	-	2,005,498
Stock issued in exchange for interest	-	-	169,142
Stock issued in exchange for services and expenses	-	-	10,574,972
Stock options issued in exchange for services	-	-	3,083,390
Unrealized (loss) gain on foreign exchange	168,595	(154,030)	(436,645)
Other non-cash items	300,278	167,500	1,215,192

Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	-	-	-
Inventory	-	-	(73,323)
Sales tax receivable	-	-	(36)
Research and experimental development tax credits receivable	-	-	-
Other assets	-	-	(10,120)
(Decrease) increase in :
Accounts payables and accrued liabilities	(221,817)	141,755	1,795,649
Accrued salaries	62,500	62,500	885,652
Due to stockholders	-	-	5,000

Net cash used in operating activities	-	-	(10,052,866)

Investing activities:
Increase in notes receivable	-	-	(259,358)
Reduction in notes receivable	-	-	237,652
Investment	-	-	(89,500)
Equipment	-	-	(321,567)
Equipment assembly costs	-	-	(1,999,801)
Organization cost	-	-	6,700
Reduction in security deposit	-	-	(1,542)

Net cash used in investing activities	-	-	(2,427,416)

Financing activities:
Loans from related parties			4,354,835
Deferred financing costs	-	-	180,557
Proceeds from deposits	-	-	143,500
Payments on notes payable	-	-	(409,939)
Proceeds from convertible notes	-	-	754,999
Proceeds from notes payable	-	-	524,639
Payments on lease obligations	-	-	(86,380)
Proceeds from issuance of convertible subordinated debentures	-	-	1,035,000
Proceeds from loan payable	-	-	591,619
Payments on loan payable	-	-	(488,439)
Proceeds from issuance of stock options	-	-	20,000
Proceeds from grants	-	-	3,628,277
Proceeds from issuance of common stock	-	-	85,582
Proceeds from additional paid-in capital	-	-	2,145,775

Net cash provided by financing activities	-	-	12,480,025

Net (decrease) increase in cash and cash equivalents	-	-	(257)

Cash and cash equivalents - beginning of period	-	-	257

Cash and cash equivalents - end of period	$-	$-	$-

The accompanying notes are an integral of these consolidated financial

THE TIREX CORPORATION (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended		Cumulative from
	December 31		March 26, 1993 to
	2008	2007	December 31, 2008
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

In March 1993, the Company had begun its developmental stage with a new business plan. As of March 2000, the Company had developed a production quality prototype of its patented system for the disintegration of scrap tires, but nonetheless continued its research and development efforts to improve the machine's performance and to permit greater flexibility in design for specific customer applications. Due to the Company’s lack of working capital during the year ended June 30, 2002, all rubber crumb production was suspended and research and development efforts have been hampered. Pending receipt of funding from operations, government assistance, loans or equity financing, crumb rubber production and previous research and development efforts will not be resumed. While the Company has engaged the process of marketing the TCS System to numerous potential clients since the beginning of the fiscal year commencing July 1, 2000, as of December 31, 2008, the Company had not yet consummated an unconditional purchase order for a TCS System.

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

Certain current and previous Directors and Officers of the Company have pledged approximately 12,000,000 of their personal shares of Common Stock of the Company as security for the Convertible Notes until such time as the Company would successfully file with the Securities and Exchange Commission a Registration Statement on Form SB-2, to register common stock and warrants issuable upon the conversion of the notes, no later than 150 days after the issue date of the Convertible Notes. This deadline was not met and, as such, the investors served a notice of default to the Company on July 19, 2001. The Registration Statement was never declared effective by the Securities and Exchange Commission and was eventually withdrawn. Thus, the Convertible Notes cannot be converted to Common Stock nor may the Common Stock warrants be exercised. On April 24, 2002 the Company entered into a Settlement Agreement with the Note holders. The Company was forced to default on this Settlement Agreement. Accordingly, the terms of the Convertible Notes have become effective once again. 8,371,597 collateral common shares provided to the investors were the property of former Tirex Director, Louis A, Sanzaro, (now deceased). The shares due to the estate of Louis A. Sanzaro were issued during the quarter ended September 30, 2008 to a family member. The collateral shares provided by Louis V. Muro, 1,723,514 common shares, were replaced during the quarter ended September 30, 2008. The collateral shares provided by John L. Threshie Jr., 1,891,204 shares, were replaced during the quarter ended December 31, 2008.

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

	Fiscal year	Fiscal year	Fiscal year	Fiscal year	Fiscal year	Fiscal year
	2006 & 2007	2008 Q-1	2008 Q-2	2008 Q-3	2008 Q-4	2009 Q-1
Dollars received	$114,700	$10,700	$19,400	$22,000	$25,000	$12,000
Shares	26,040,000	3,840,000	5,460,000	5,400,000	7,000,000	2,400,000

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

Long-term deposits and notes at June 30, 2008 included an amount of $118,500 which was payable to Ocean Tire Recycling & Processing Co., Inc., a company previously owned by a former Director of the Company, Louis A. Sanzaro, (deceased) approximately 30 months ago. The Company negotiated a Settlement Agreement with the family of Louis A. Sanzaro with respect to the note representing $118,500, lease obligations and other expenses paid by Mr. Sanzaro, under which the Company would issue a total of 50,000,000 shares. 35,500,000 million shares were issued during the quarter ended September 30, 2008. There thus remains 14,500,000 million shares to be issued. As part of the share issuance during the quarter ended September 30, 2008, the note of 118,500 has been eliminated. The balance owing as part of the Settlement Agreement, at December 31, 2008, is included in Convertible Loans.

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

During the fourth quarter of Fiscal 2009, the Company’s Board of Directors approved an amended Certificate of Designation with respect to the authorization and issuance of up to a cumulative total of 15,000,000 Series A Preferred shares, an increase from the 3,000,000 shares of Series A Preferred stock that were originally authorized to be issued in the Certificate of Designation of Series A Preferred stock passed by the Board of Directors on May 12, 2008 and subsequently modified to 5,000,000 shares. No cash dividends shall be paid with respect to the shares of Series A Preferred stock. The Series A Preferred stock shall give its holders the right to 100 votes per share on any matter properly before the shareholders for a vote. The voting rights of the Series A Preferred stock shall be subject to all splits and each share will be convertible into 5 shares of Common stock upon the earlier of: (i) the holders’ election or (ii) January 8, 2009, or such later date as the directors might determine. The holders of all shares of Series A Preferred stock shall not be subject to any non-cash distributions to holders of shares of Common stock, including without limitation, stock dividends, stock splits and securities issued in a recapitalization. In the event of liquidation or winding up of the Corporation, the holders of the Series A Preferred stock will be entitled to receive, prior and in preference to the holders of the Common stock, an amount up to but not greater than the original purchase price per share of Series A Preferred stock, notwithstanding the par value of the Series A Preferred stock. These fifteen million total Series A Preferred Shares were issued to three Directors and Officers.

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

Note 13

LITIGATION

An action was instituted by Plaintiffs, an individual and a corporation, in a Canadian court alleging a breach of contract and claims damages of approximately $508,600 representing expenses and an additional approximate amount of $1,874,000 in loss of profits. The current action follows two similar actions taken in United States courts, the first of which was withdrawn and the second of which was dismissed based on forum non convenience and other considerations. A detailed answer has been filed by the Company denying all liability, stating further that Plaintiffs failed to comply with their obligations. Counsel for the Company believes that the Company has meritorious defenses to all of the Plaintiff's claims. The action is still pending, but has been inactive for approximately eight years.

A Plaintiff instituted an action, a corporation, in August 2001 in a Canadian court claiming approximately US$81,000 (at current foreign exchange rates) is due and owing for the manufacture and delivery of tire disintegrators. The Company has prepared its defense and a cross claim against the Plaintiff as the product delivered was defective and the Company believes it is entitled to a reimbursement of sums paid. The action is still pending, but has been inactive for approximately eight years.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following is management’s discussion and analysis of significant factors which have affected the Company’s financial position and operations during the three and six month periods ended December 31, 2008. This discussion also includes events which occurred subsequent to the end of the last quarter and contains both historical and forward-looking statements. When used in this discussion, the words “expect(s)”, “feel(s)”,”believe(s)”, “will”, “may”, “anticipate(s)” “intend(s)” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

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

During the second quarter of Fiscal 2007, the Tirex head office and more specifically, Mr. Threshie, relocated to Connecticut. Tirex engaged several new commissioned representatives from New York and Connecticut, each with extensive marketing and business development backgrounds. The most active opportunities on which Tirex and Simpro have worked since the first nine months of Fiscal 2007, and on which efforts continue, include projects for the Middle East, the United Kingdom, Malaysia, and New York State. It has been represented to either Tirex or Simpro that these projects have done their due diligence and either all or a major part of their funding requirement is feasible. Management, however, is not in a position to assert that TCS System sales contracts will be concluded.

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

Since Fiscal 2006, the expenses of our company were funded by a series of loans made by a significant number of individuals investing modest amounts totaling approximately US$198,000 to September 30, 2008. No additional borrowings were during the last quarter of Calendar 2008. Each investment was made through Tirex President, John L. Threshie Jr., and insofar as Tirex did not have shares to issue at that time, these investors, fully cognizant of our situation, and so documented in writing, accepted that their investment was being made via Mr. Threshie and represented a convertible debt, the conversion of which could occur once Tirex would have shares available for issuance. To December 31, 2008, approximately 48,940,000 shares were involved. All of these shares have been issued. The funds were lent directly to Mr. Threshie rather than to Tirex directly, with Mr. Threshie then paying personally the expenses of Tirex, which expenses were duly recorded in our accounts, offset by a liability to him.

In addition to the above liability for shares, Tirex has been liable for the replacement of 11,986,315 shares which were delivered as collateral by Tirex Directors, Threshie, Muro and Sanzaro (now deceased), and thus the shares due to his estate for the $750,000 of convertible debt contracted for in 2001, which shares were sold by the debt holders. All of the collateral shares have been replaced.

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

Since the third quarter of Fiscal 2008, Management has devoted substantial time and efforts to restructure the Balance Sheet of the Corporation and to position the company for release from the gray sheets and elevation to the Pink Sheets, with an ultimate goal of seeing its securities listed once again on the OTC Bulletin Board. During the fourth quarter of Fiscal 2008 and during the first quarter of Fiscal 2009, booked liabilities in excess of one million dollars were written off as a function of the Statute of Limitations and other liabilities were converted to equity through the issuance of stock. During the fourth quarter of Fiscal 2008, Tirex engaged the services of Moore & Associates to undertake the audit of our annual accounts for the years ended June 30, 2004 through 2007 inclusive and to continue with an additional mandate for the audit of our Fiscal 2008 accounts and to undertake the required Review Engagements for our Fiscal 2009 quarterly reports. This new certifying accountant released its audit opinions for the fiscal years 2004 through 2007 inclusive in October 2007. We prepared and filed amended 10-KSB Reports for these fiscal years. Moore & Associates completed the audit of our financial statements for our fiscal year ended June 30, 2008, and an amended 10-KSB was filed. In order to become once again fully-reporting, amended 10-Q reports for December 2008 and March 2009 are required. These amended reports are filed concurrently.

Concurrently, the company engaged the services of consultants to assist us in getting our stock listed on the Pink Sheets. The efforts of this consultant and the marketmaker engaged by him were successful in that our stock was officially re-listed on the Pink Sheets on October 24, 2008. We intend that, once the quarterly reports for Fiscal 2009 will have been filed in amended format in conformity with securities regulations, we will apply for a further elevation of our listing to the OTC Bulletin Board. We can offer no guarantees that such an application will be accepted.

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

Results of Operations for the six months ended December 31, 2008 and 2007

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4T - CONTROLS AND PROCEDURES

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

Item 1 - Legal Proceedings

We are presently a party in the following legal proceedings, the status of which has not changed since the Company filed its Annual Report on Form 10-K for Fiscal 2008.

IM(2) Merchandising and Manufacturing, Inc and David B. Sinclair v. The Tirex Corporation, Tirex Corporation Canada, Inc., et al. These proceedings have been inactive for about eight (8) years.

Lefebvre Frères Limited v. The Tirex Corporation These proceedings have been inactive for about eight (8) years.

Tri-Steel Industries Inc. v. The Tirex Corporation

A Settlement Agreement was reached with Tri-Steel several years ago which would provide for Tirex to pay up to US$140,000 from the proceeds of each of the first four TCS System sales, for a grand total of US$560,000.

No director, officer, or affiliate of the Company, or any associate of any of them, is a party to or has a material interest in any proceeding adverse to us.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Following Fiscal 2005, the expenses of our company have been funded by a series of non-interest bearing convertible loans with no specific terms of repayment made by a significant number of individuals investing modest amounts for a grand total of approximately US$196,800 (as of December 2008) these loans being made to Tirex via Tirex President, John L. Threshie Jr. These investors, fully cognizant of the Company’s situation, and so documented in writing, accepted that their investments were being made via Mr. Threshie and represented a convertible debt, the conversion of which would occur once Tirex would have shares available for issuance. These debts were and are convertible at fixed prices rather than as a discount to market.

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

Item 5 – Other Information

There have been no material changes in the way in which shareholders may nominate directors.

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number	Description

Exhibit 31.1	Certification of Form 10-Q filing by the Chief Executive Officer

Exhibit 31.2	Certification of Form 10-Q filing by the Chief Financial Officer

Exhibit 32.1	Certification Pursuant to the Sarbanes-Oxley Act by the Chief Executive Officer

Exhibit 32.2	Certification Pursuant to the Sarbanes-Oxley Act by the Chief Financial Officer

No Reports on Form 8-K were filed during the period covered by this report

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TIREX CORPORATION

Date: August 3, 2009	By /s/ John L. Threshie,jr.
John L. Threshie, Jr. President

Date: August 3, 2009	By /s/ Michael Ash
Michael Ash, Treasurer and
Chief Accounting and Financial Officer