Form 10-K
period 2009-06-30
Tirex CORP
filed 2011-03-01
CIK 823072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

Commission File Number: 33-17598-NY

THE TIREX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-3282985
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1771 Post Road East Westport, CT 06880
(Address of Principal Executive Offices)

(203)292-6922
(Registrant's Telephone Number, including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]         No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes [  ]         No [X]

Indicate by check mark whether the registrant(1)has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

Yes [X]         No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).

Yes [X]         No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer,an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer[  ]        Accelerated filer [  ]         Non-accelerated [  ]         Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]         No [X]

As of June 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the average bid and asked price of such common equity as of such date, was $0.

2,233,499,756 (as of March 1, 2011)
Number of shares outstanding of the Registrant's common stock)

TABLE OF CONTENTS

PART I	F-1

Item 1 Business	F-1
Item 1A Risk Factors	F-5
Item 1B Unresolved Staff Comments	F-5
Item 2 Properties	F-5
Item 3 Legal Proceedings	F-5
Item 4 Submission of Matters to a Vote of Security Holders	F-6

PART II	F-7

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	F-7
Item 6 Selected Financial Data	F-7
Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations	F-7
Item 7A Quantitative and Qualitative Disclosures about Market Risk	F-12
Item 8 Financial Statements and Supplementary Data	F-12
Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	F-12
Item 9A Controls and Procedures	F-12
Item 9B Other Information	F-13

PART III	F-13

Item 10 Directors, Executive Officers and Corporate Governance	F-13
Item 11 Executive Compensation	F-16
Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	F-18
Item 13 Certain Relationships and Related Transactions, and Director Independence	F-20
Item 14 Principal Accountant Fees and Services	F-21

PART IV	F-22

Item 15 Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, Reports Filed on Form 8-K, Financial Statement Schedules, Exhibits	F-22

PART I

ITEM 1. BUSINESS

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “could”, “many”, “will”, “should”, “expect”, “plan”, “anticipate” “believe”, “estimate”, “predict”, “potential” and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which theu are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results,will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

As used in this Annual Report, the terms “we”, “us” and “our” mean The Tirex Corporation, unless otherwise indicated.

All dollar amounts in this Annual Report refer to U.S. dollars, unless otherwise indicated.

BUSINESS OVERVIEW

The Company
The Tirex Corporation (hereinafter referred to as "we", "us", “Tirex” or the "Company") is engaged in the business of developing for sale, license or lease an environmentally safe patented "turn key" cryogenic tire recycling system, known as the "TCS System" The TCS System was designed and developed by Tirex and separates tires into clean and saleable rubber crumb, steel wire, and fiber. The Company was incorporated in Delaware on August 19, 1987 under the name "Concord Enterprises, Inc." The Company's name was changed to "Stopwatch Inc." on June 20, 1989 and to "Tirex America Inc." on March 10, 1993. On July 11, 1997, the Company's name was changed to "The Tirex Corporation" in order to better reflect our business.

Since 1993, our core business has been to develop and to initiate marketing efforts by sale or license of an environmentally friendly semi- cryogenic tire recycling system, which we intend to sell to recycling companies and governmental agencies to enable them to recycle tires. We devoted much of our earlier efforts to completing the design and development of the TCS Prototype and raising the financing required to do so but during the last nine years, our efforts have turned to marketing the first commercial facility. Tirex is in the development stage, seeking to commercialize its TCS Technology and produce revenues sufficient to sustain its operations.

The TCS-System
Our TCS-System comprises a complete, turn-key, environmentally safe, semi-cryogenic tire recycling system designed to: (i) disintegrate scrap tires with its patented ‘fracturing mill’ integrated with its proprietary rubber freezing process which uses less energy than is required by existing, ambient methods (which shred and/or chop tires at "ambient" or normal room temperatures) or other currently available, cryogenic methods (which freezes the rubber with the use of liquid nitrogen) and (ii) produce commercially exploitable, high quality, clean rubber crumb and marketable, intact steel and fiber strands.

The TCS System is a “semi” cryogenic system in that the precise, scientific definition of cryogenics describes temperatures much colder than what is actually required to freeze tire pieces to the point where they can be mechanically disintegrated. Liquid nitrogen systems are truly cryogenic in that the temperature of liquid nitrogen qualifies under the cryogenic definition. The operating cost of truly cryogenic systems, however, is significantly higher than that of a semi-cryogenic system, because the incremental cost of attaining cryogenic temperatures, which are not necessary, imposes a substantial “cost of cold” premium to the process of tire chip freezing. At issue is that the incremental cost of attaining each additional, lower degree of cold temperature costs a little more than obtaining the previous, lower degree. While not an exponential relationship, neither is it a linear relationship. The semi-cryogenic process, on the other hand, avoids the incremental cost of acquiring these additional and unnecessary degrees of cold.

The beta-version freezing chamber of the TCS Prototype, previously located in Montreal, was a large tank through which the tire chips were circulated having temperatures of approximately 170 degrees below zero, Fahrenheit. The current, proposed commercial version of the TCS has been re-designed to run approximately 20 degrees colder than the beta-version of the TCS

Prototype to ensure that no pieces of rubber can warm up from the "glass point" before being entirely processed by our patented fracturing mill.

During the process, the frozen tire parts are passed through a fracturing mill that separates the recycled tires into their component parts, including rubber powder, clean steel wire and twine. The rubber “mesh” is then physically separated from the metal and twine and is finally subjected to other steps to achieve the desired mesh size. The configuration of the back end of the system can be modified, as required, to produce proportions of mesh sizes appropriate to local crumb rubber customers, such as 100% -30 mesh or even finer.

The functions and mechanisms of the TCS System were originally designed for the purpose of disintegrating automobile tires, although relatively minor modifications could be introduced to accept other kinds of tires as well. Such modifications would focus on the front-end tire chip operation, which is not part of the Tirex technology, and which is widely available.

The TCS System has been designed to operate continuously (with minimum amounts of scheduled downtime for maintenance) and to require less energy than is used, to the best of the Company's knowledge, by other existing tire recycling systems.

Step-by-Step Operations
The step-by step operations of the TCS-System comprise the following:

Tire Feedstock Preparation

The TCS System is not designed to accept whole tires; whole tires must undergo preliminary preparation to produce pieces of tire having dimensions which permit their introduction into the patented fracturing mill. Feedstock preparation can be accomplished in a number of ways including chipping, shredding and removal of sidewalls followed by die cutting. None of these techniques form part of the TCS System technology and the tire feedstock preparation technique ultimately chosen by the tire recycling entrepreneur will depend upon capital and operating costs as well as possible issues of transportation costs respecting whole tires.

Freezing the Tire Pieces

The prepared tire pieces are deposited on a conveyor belt that brings a continuous stream of tire pieces to a freezing chamber. Super cooled air, produced on-site by an Air Plant, is continuously blown into the freezing chamber, and this cold air freezes the tire pieces moving through the chamber to the point where these pieces can be made to shatter like glass when subjected to forces such as pressure and bending. After approximately thirty minutes in the freezing chamber the frozen pieces exit the freezing chamber and enter our patented disintegrators.

Size Reduction and Materials Separation in the Fracturing Mill

The frozen tire pieces pass through Tirex’s patented disintegrators (the "Fracturing Mill") where the pieces are reduced to three separate output materials, including rubber crumb of varying degrees of fineness, intact pieces of steel and intact pieces of fiber. This operation does not involve any chopping, shredding, or hammer-milling. Therefore, the steel wires are neither cut nor broken. The fiber threads retain their basic shapes and characteristics. No steel powder or fiber fluff is produced.

Separation of the Steel from the rubber and fiber

On the front end steel beads can be removed before entering the freezing chamber. Upon completion of the freezing process the pieces enter the Fracturing Mill which separates the remaining steel from the rubber and fiber and the output is conveyed to a magnetic separation system where the intact steel wires are magnetically removed, leaving the rubber crumb and the fiber. The steel can then be baled for sale.

Fiber Removal

The fiber and rubber crumb is then passed through vibrating screens to separate the crumb from the fiber threads. The fiber threads are then conveyed out of the machine. The fiber can then be baled or put into a container for sale.

Rubber Crumb Finishing

Rubber crumb finishing operations are dictated by the output requirements of the producer and his or her customers. The basic TCS System has been configured to produce rubber crumb in mesh sizes ranging from 10 mesh to 30 mesh, at the option of the entrepreneur (limited quantities of even finer mesh rubber are also produced), and in such proportions of mesh sizes as the producer decides, according to market requirements. Back-end configuration modifications can be added to increase the proportion of finer mesh crumb rubber, even beyond 30 mesh. This reconfiguration could imply the addition of auxiliary processing equipment which does not form part of the TCS System technology.

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

Manufacturing

Our earlier activities focused primarily on the design and development of the original TCS Prototype, and, subsequently, on the completion of the design of a second generation version of this technology. In connection with these activities, we have been dependent upon arrangements with subcontractors for the manufacture and assembly of the principal components incorporated into a TCS System Plant. Pursuant to our signing of the exclusive manufacturing license agreement with Simpro, S.p.A., headquartered in Turin, Italy, as licensee (“Simpro”), all manufacturing activities of our company were then to be undertaken though Simpro. Under the exclusive arrangement, Simpro had the right of first refusal to any customer contract. Simpro and Tirex are currently reviewing the documentation for a contract renewal. In the event that Simpro refuses a contract offer or is unwilling to participate to the satisfaction of Tirex, Tirex has the option to seek alternate sources in the manufacture and installation of customer systems.

Simpro is a designer and manufacturer of high-technology production systems, primarily for the automobile industry, and is active internationally. Simpro has its ISO 9001, ISO 14001 and EMAS certifications. Simpro’s ability to offer us insurance-backed contract performance guarantees and to guarantee a minimum tire weight throughput on fabricated TCS systems, installed and commissioned as a turn key TCS Facility, were instrumental to our choosing Simpro as our manufacturing partner.

Patent Protection
We were issued a United States patent on our Cryogenic Tire Disintegration Process and Apparatus on April 7, 1998 (Patent No. 5,735,471). The duration of the patent is 20 years from the date the original application was filed. In November 1998, we filed our patent, for review, with the Canadian Patent Office. Canadian patent number 2193334 was granted on August 17, 2004. Canadian patents have a duration of seventeen (17) years. The US patent maintenance fee was paid in March 2010. However, the Canadian patent lapsed on December 18, 2007.

Prior to the issuance of our US patent, we relied solely on trade secrets, proprietary know-how and technological innovation to develop our technology and the designs and specifications for the TCS Prototype. The Company’s patents are free of liens. We do not presently hold any patents for our products or systems outside of the United States. We have lacked the financial resources to apply for a process patent on an international basis, but the Company intends to file for additional patent protection, in accordance with our Agreement with Simpro, should sufficient financial resources become available.

We have entered into confidentiality and invention assignment agreements with certain employees and consultants, which limit access to, and disclosure or use of, our technology. There can be no assurance, however, that the steps we have taken to deter misappropriation of our intellectual property or third party development of our technology and/or processes will be adequate, that others will not independently develop similar technologies and/or processes or that secrecy will not be breached. In addition, although Management believes that our technology has been independently developed and does not infringe on the proprietary rights of others, there can be no assurance that our technology does not and will not so infringe or that third parties will not assert infringement claims against us in the future. Management believes that the steps they have taken to date will provide some degree of protection to Tirex’s technology; however, no assurance can be given that this will be the case.

Employees
As of September 2010, we have three persons employed either directly or as consultants which act as the Company’s three executive officers. All three of these individuals devote their full time to our business and affairs, as required. At times, we also utilize the services of part-time consultants to assist us with market research and development and other matters. We could hire additional personnel, as needed, and as our financial resources permit.

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

Sales of TCS systems have been hampered by the devaluation of the U.S. dollar versus the Euro. Our manufacturing partner, Simpro, quotes system installations in Euros. When the manufacturing agreement was signed with Simpro, the US dollar and the Euro were fairly close to being at par with each other. In December 2010, one Euro was worth approximately U.S.$1.3230. This represents a large price increase for entrepreneurs.

	1 US dollar is worth in Euros	1 Euro is worth in U.S. dollars
January 2003	0.9413 Euros	U.S.$1.0624
January 2004	0.7908 Euros	U.S.$1.2645
January 2005	0.7634 Euros	U.S.$1.3099
January 2006	0.8247 Euros	U.S.$1.2126
January 2007	0.7699 Euros	U.S.$1.2989
January 2008	0.6796 Euros	U.S.$1.4715
January 2009	0.7547 Euros	U.S.$1.3251
January 2010	0.7012 Euros	U.S.$1.4262
January 2011	0.7483 Euros	U.S.$1.3363

Source of exchange rates is Pacific Exchange Rate Service http.www.fx.sauder.ubc.ca.

The manufacturing agreement with Simpro is essentially a right of first refusal agreement. In the event that Simpro would decide against accepting a specific fabrication and installation contract, for whatever reason Tirex has the right to engage any other supplier and/or sub-contractor to undertake the contract.

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

Marketing Activities
Originally we concentrated our efforts on completing the design, development, and construction of our TCS Prototype and raising adequate financing to support such efforts. Our long-term objective, however, is to market TCS Systems worldwide, through national and international sales representatives, licensees or strategic partners. Pursuant to an extensive technical audit, our TCS Prototype permitted our company to be certified as an Accredited Tire Recycler by Recyc-Québec, a Quebec-governmental agency. Users of the TCS technology in Quebec could have access to tipping fees paid by Recyc-Québec, which currently work out to approximately US$0.85 per passenger car tire, based on current exchange rates. Management believes that this accreditation will be beneficial to our marketing efforts respecting our technology, not only in Quebec but elsewhere.

We can make no assurances with respect to the degree of success of our marketing and distribution strategy of our TCS Systems. Furthermore, we have limited resources to achieve the distribution of our TCS Systems and to date we have made no sales, leases or licenses. We believe that we may need additional financing, which may not be available, to achieve our long-term objectives.

Government Regulation
Insofar as the Company is not actually a tire recycler, government regulations have little direct effect on our activities. Of greater importance is the possible effect on our customers for the TCS technology. The TCS-System is a "closed loop" system which does not use any chemicals, solvents, gases or other substances which could result in noxious emissions of any kind from the operation of the Plant. The operation of a TCS-System will not result in the emission of any pollutants, the disposal of combustion residues, the storage of hazardous substances, or the production of any significant amounts of solid waste which would have to be land filled, which solid waste would not be classified as scrap tires.

Simpro has undertaken a formal environmental assessment of our technology using the comparatively stringent European standards, the results of which confirm these environmental assertions. However, the operation of a TCS System will involve, to varying degrees and for varying periods of time, the storage of scrap tires or tire pieces representing the feedstock to the System, and limited storage of crumb rubber prior to shipment to customers. Rubber, regardless of its physical dimensions or form, is widely defined as being a fire hazard by fire protection services in most industrially-advanced countries. As a result, many US states and Canadian provinces have either passed or have pending legislation regarding discarded tires including legislation limiting the storage of used tires to specifically designated areas. The regulatory environment of the European Union is already very stringent.

Operators of TCS Systems will therefore be subject to various local, state, and federal laws and regulations including, without limitation, regulations promulgated by federal and state environmental, health and labor agencies. Establishing and operating a TCS System for tire recycling will require numerous permits and compliance with environmental and other government regulations, on the part of our customers, both in the United States and Canada and in most other foreign countries. The process of obtaining required regulatory approvals may be lengthy and expensive for some customers of our TCS Systems. Moreover, regulatory approvals, if granted, may include significant limitations on operations. The US-EPA and comparable US state and local regulatory agencies, and similar government bodies in Canada and in other jurisdictions where TCS Systems will be marketed, for the most part, actively enforce environmental regulations and conduct periodic inspections to determine compliance with government regulations. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspension of approvals, seizure or recall of products, operating restrictions, and criminal prosecutions.

We believe that existing government regulations, while extensive, will not prevent customers of Tirex’s TCS System to operate profitably and in compliance with such regulations. In fact, we believe that restrictions on land filling and on combustion-based technologies will benefit our technology. While these regulations are usually stringent, the huge scrap tire problem must also be dealt with on a daily basis and the need for economic and environmentally friendly recycling operations is critical.

Additionally, the initiatives of the Obama Administration with respect to carbon reduction, and thus greenhouse gases, could have a significant positive impact on tire supply. Furthermore, the debate on the classification of scrap tires as fuel under the Clean Air Act (Article 112 versus Article 129) could also have a significant impact on scrap tire supply in that if the EPA would decide to apply Article 129, this would become a strong disincentive to TDF users.

Nevertheless, the burden of compliance with laws and regulations governing the installation and/or operation of TCS Systems could discourage potential customers from purchasing a TCS System. This would adversely affect our business, prospects, results, and financial condition. As a result, our business could be directly and indirectly affected by government regulations.

ITEM 1A. RISK FACTORS

Not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located at Westport, Connecticut. We were previously located in Stratford CT. Prior to moving to Stratford, during Fiscal 2006, the Company occupied premises in a residential and office complex in Montreal. Prior to its residential and office complex location in Montreal, Tirex occupied an industrial building on 3828 St. Patrick Street in Montreal, where the TCS Prototype was located. After having accumulated very substantial arrearages in rent and property taxes, for which we were financially responsible, our former landlord instructed us to vacate these premises such that he could lease the space out to another lessee. As part of the settlement agreement with this former landlord, we agreed to pay to this former landlord the sum of US$560,000 out of the proceeds of the first four sales of TCS Systems, at the rate of U.S.$140,000 per system sold.

ITEM 3. LEGAL PROCEEDINGS

We are presently a party in the following legal proceedings:

     IM2 Merchandising and Manufacturing, Inc and David B. Sinclair v.
The Tirex Corporation, Tirex Corporation Canada, Inc., et al.

The Plaintiffs, a Canadian resident and a Canadian corporation, in March 2001, sued in the Delaware, U.S. Federal District Court claiming fraud, breach of contract, unjust enrichment and other allegations, that the Defendants, which include Tirex Corporation Canada and The Tirex Corporation, allegedly conspired to profit from their failure to comply with terms of a manufacturing agreement. The monetary demand of this complaint was unspecified. We were prepared to move to dismiss Plaintiffs' Complaint, but after consultations with the Plaintiffs' Attorneys, the Plaintiffs' withdrew this complaint voluntarily. Plaintiffs later filed a second action in the Chancery Court of Delaware alleging certain of the same allegations; fraud, breach of contract, unjust enrichment, breach of fiduciary duty and misrepresentation, but eliminated other counts including the securities fraud allegations. The Defendants in the State Court action are the same named in the Federal Court action, and again the monetary damages are unspecified. We moved to dismiss the State Court Chancery case alleging defective service of process and asserting that the Court had no jurisdiction over the Defendants in Delaware and for removal of the case to Canada based on forum non convenience and other considerations. Our motion was granted and the case dismissed.

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

There has been no activity relative to this suit for the last eight years.

Lefebvre Freres Limited v. The Tirex Corporation

Lefebvre Frères Limited instituted an action against us on August 13, 2001 in the Superior Court, judicial district of Montreal (court docket # 500-05-066942-010) claiming Canadian $98,513 is due and owing for the manufacturer and delivery of car tire disintegrators. We have prepared a defense and cross claim against Plaintiff as the product delivered was defective and included used parts in direct contravention of the supply agreement. We believe we are entitled to a reimbursement of sums paid.

There has been no activity relative to this suit for the last eight years.

Protection Incendie PyroSpec Inc. v. The Tirex Corporation

An action was instituted before the Court of Quebec, District of Montreal, by Protection Incendie PyroSpec Inc., which action was instituted on or about March 31, 2001, bearing docket number 500-22-055984-010. The Corporation did not defend the action and, as such, a judgment was rendered against it on or about August 8, 2001, by which judgment it was condemned to pay to the Plaintiff CA$28,442.83. Execution of judgment was attempted in 2002, without success. This matter has remained effectively dormant since February 7, 2002.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended June 30, 2009, the Corporation applied to the State of Delaware to increase its common share authorization from five hundred million shares to one billion, five hundred million shares. During the fiscal year 2008, the Corporation established a class of Preferred Shares, issuable in series on terms to be determined from time to time by the Board of Directors with a maximum preferred class authorization of one hundred million shares. See Report 8-K dated February 14, 2008. Series A Preferred Shares in a total of three million (3,000,000) shares was initially designated and subsequently issued to directors and officers. See Reports 8-K, dated May 16, 2008 and June 23, 2008. This designation was subsequently changed to fifteen (15) million shares, all 15,000,000 of which Series A Preferred Shares have been issued. These shares do not have a dividend attached, do have preference on residual assets in case of bankruptcy, are convertible into common shares at the rate of five common shares for each preferred share and have super-voting rights equal to 100 voting rights per share. These modifications to the Corporation’s share structure were ratified by shareholder vote during of fiscal 2009.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock is not traded on any exchange. The Company's common stock, under the trading symbol “TXMC”, is traded on a limited basis in the over-the-counter (“OTC”) market and, since January 2003, was listed on the Gray Sheets. In September 2008, we applied to FINRA for upgrading our listing to the Pink Sheets. This was accomplished. Following listing on the Pink Sheets, we filed amended returns in respect of those fiscal years and the Fiscal 2009 quarters and became fully-reporting. Our intention is to apply for re-listing on the the OTC Bulletin Board once we are in position to remain there with secured TCS Facility sale(s) resulting in a considerably better financial position.

Trading in stocks quoted on the Pink Sheets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

Holders
As of March 1, 2011, the number of holders of record of the Company's common stock was approximately 670 according to our Stock transfer agent. The shareholders on the list who have changed does not include shares held by persons or companies in street or nominee name.

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

Equity Compensation Plans
As of October 11, 2010, we did not have any equity compensation plans except for executive stock options provided to the three executives of the Company as part of their executive employment agreements as further described under Item 11 (Executive Compansation).

Recent Sales of Unregistered Securities
During the fiscal year ended June 30, 2009, we did not complete any unreported sales of our equity securities that were not registered under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements for the fiscal year ended June 30, 2009, including the notes thereto, appearing elsewhere in this Annual Report. The discussion of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Overview and Business Events

Tirex's primary objective is to sell its patented and proprietary tire recycling process, called the TCS System, to tire recyclers throughout the world (www.tirex-tcs.com). In March 2000, we announced that our TCS technology prototype was ready for replication and commercialization. The intellectual property owned by Tirex comprises both the patented "Fracturing Mill" (both US and Canadian patents) plus the proprietary freezing process of using super-cooled air (rather than the competitions’ liquid nitrogen process-- which we believe employs expensive “overkill” in terms of what is required to freeze tire chips) to freeze the tire chips to the "glass point," which permits the effective separation and disintegration of the tire components by our patented "fracturing mill", producing a semi-cryogenic crumb rubber at a significant cost savings. The intellectual property of our TCS System process is recognized in the Manufacturing License Agreement (2003) that we are currently renegotiating with Simpro S.p.A. (Simpro), headquartered in Torino, Italy http://www.simpro.it/home.php?argid=49&pagid=18&lang=en. Simpro had a semi-exclusive manufacturing license to manufacture the TCS System to the extent that they have a right of first refusal for the fabrication, installation and commissioning of any TCS system anywhere in the world, with the exclusivity lost on a case-by-case basis in those circumstances where they would elect to not accept an order, under which circumstances Tirex has the right to contract the same services to other companies. Our patent renewals and continuation for both the USA and Canada were documented in 2005 and renewed again in March 2010 for the *US patent.

In 2001 Tirex's TCS System tire recycling prototype was accredited by Recyc-Québec, the provincial recycling agency in Montreal, Quebec, Canada, as an economically viable and environmentally-friendly process that produced quality recycled rubber. While numerous Letters of Intent were signed during this early stage, none materialized into firm purchase contracts. Management attributed these failures to acquire sales contracts to the lack of a commercial history for the TCS technology, or alternatively, to the Company's inability at the time to provide performance guarantees. With the signing of the License Agreement with Simpro we engaged a reputable, highly accredited manufacturer which created the potential to offer performance guarantees. The TCS System prototype was disassembled and the Fracturing Mill was sent to Simpro's facility in Italy. Simpro is prepared to build the first commercial TCS System. However, as of February 2011, no purchase/sale contracts have been written.

Tirex has continued with its marketing structure consisting primarily of Tirex's President, John L. Threshie Jr., assisted by the Company’s Chief Financial Officer, Michael Ash, combined with Simpro's significant marketing and sales efforts, as well as independent representatives. We are also renegotiating Simpro’s non-exclusive marketing agreement applicable on a worldwide basis. Tirex continues to entertain requests for marketing agreements on several continents, but adheres to its policy of offering commissions out of sales proceeds only, and not providing exclusivities in the absence of prior-established results.

The lack of a commercial track record relative to the operation and output of the TCS System has proven to be a difficult hurdle to overcome in realizing TCS System sales. The installed cost of a TCS-2 System to a recycler, depending on the system configuration, the condition of the feedstock and the output requirements and excluding building and infrastructure costs, is in the vicinity of Euros 5,500,000 (approximately US$7.89 million at prevailing exchange rates), depending on the extent of automation requested by the customer. When one adds infrastructure costs, pre-production expenses and a reasonable provision for working capital after system commissioning, we are of the opinion that the entrepreneur has to consider his gross investment cost (prior to debt financing possibilities) to be in the vicinity of US$9 million to $10 million, depending on the customs duties which could be imposed on US and Canadian customers respecting the importing of products from non-NAFTA countries. US$9,000,000 or more represents a substantial investment for a start-up company. Simpro has been able to obtain insurance backing to support their offer of limited performance guarantees, and such potential is expected to assist the marketing effort. Simpro is now offering limited feedstock throughput guarantees on a case by case basis.

Market and sales efforts of the TCS System continues to evolve and has attracted the interests of qualified and capable companies over the past year. During Fiscal years 2009 and 2010, the Company and Simpro have entertained numerous potential TCS System customers. Out of these developments, several opportunities have presented themselves that have merited and continue to merit the expenditure of considerable time and effort to attempt close on a Purchase and Sales Agreement. Tirex and Simpro continue to pursue sales efforts in Europe, the US and Canada.

The 2009 New York negotiations ended due to terms and conditions that Tirex’s management concluded were not satisfactory to Tirex and its shareholders.

Simpro’s signing of a Memorandum of Understanding in 2009 for a US$20.8 million TCS Facility with Exchangtech in Malaysia continues to experience delays in reaching a definitive agreement due to financing facilities involved in the entire industrial project as reported by Simpro management.

Simpro’s management also reported in 2009 that the patented ‘fracturing mill’ parts of the TCS technology is 75% complete but remains on hold in the Brazilian factory until further developments. Simpro and Tirex also pursued opportunities in Brazil where the production of crumb rubber would be linked to products for the railroad and synthetic turf industries. Management has since learned that the use of ambient crumb, as opposed to Tirex’s semi-cryogenic crumb, was chosen for the synthetic fields because it was less expensive.

Our listing on the Internet Recycling Exchange will be renewed when our crumb becomes available. Our web site www.tirex-tcs.com continues to generate inquiries from all over the world. We believe that these enquiries confirm the interest for our new technology in the industry. These opportunities may not conclude, however, until there is a commercial system in operation and regardless of Management's optimism there can be no assurance that these opportunities will actually result in unconditional sales contracts.

The finalizing and potential renewal of the License Agreement with Simpro requires that the gross revenues from sales will be recorded on Simpro's books, not in the books of Tirex, unless Simpro would refuse the proposed contract. The revenue remitted back to Tirex will take the form of royalty payments and will be accounted for as such. Regardless of the contract structure and the accounting effects which result, generally accepted accounting principles in effect in the USA have the effect that the revenues to Tirex resulting from such transactions will not be recognizable until the systems will have been accepted by the customers. Given the time line required to manufacture, install and have accepted these systems, it is unlikely that any revenues would become recognizable during the fiscal year ending June 30, 2010. While the Company will benefit from the periodic cash inflows resulting from progress payments during the next approximately ten months, the royalty will, in fact, not have been earned until the systems are accepted by the customers.

In the third and fourth quarters of fiscal 2008 and continuing into fiscal 2009, management undertook a restructuring of the corporation. This was engaged because management believed (and still does) that the structure of the Tirex was creating an impediment to marketing efforts. We engaged the services of the Otto Law Group (Seattle WA) to assist us in the restructuring of our position. Their services are being remunerated in shares of the corporation. We also engaged the services of Legacy Trading and their affiliate company, Southern Capital Consulting, based in Oklahoma, to consult us in getting our shares listed first back onto the Pink Sheets with the goal of being re-listed onto the Bulletin Board. These services are also being remunerated by means of a share issuance. In order to be eligible for re-listing on the Bulletin Board, the Corporation is required to file audited financial statements and remain current in all of its required public filings for 12 months, and thereafter to maintain eligibility. The statements of the Corporation had not been audited since the fiscal year ended June 30, 2004. We engaged the services of Moore & Associates (Las Vegas) to undertake the audit of our accounts for the years 2004 through 2007 with a continuation for the fiscal year 2008. These audits were completed and amended filings were made. We also filed amended 10-Q reports for the periods ended December 31, 2008 and March 31, 2009, with the result that we are now fully-reporting.

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

In August 2009 we were advised that Moore & Associates’ registration with the PCAOB had been revoked and that they were thus abandoning audit services of public companies. We were advise that they had transferred it audit clients and staff to Seale & Beers. We immediately attempted to engage this firm, given a long-standing ongoing relationship with the audit technician from Moore, who was engaged by Seale & Beers, to continue with our independent accounting services. Seale & Beers thence declined to perform the audit, citing a lack of international resources to verify our assets currently located in Italy. On September 16, 2009, the Board of Directors approved the appointment of M&K, CPA’s. located in Houston, Texas, to undertake the audit of our accounts. An 8-K was filed noting this change in certifying accountant. Management asserts that there were no disagreements respecting accounting principles, auditing standards, auditing practices or any other professional issue with Moore & Associates. Management further asserts this it had had no contact with M&K, CPA’s in the two years prior to their engagement, other than the most recent discussions and negotiations in September 2009 to engage their services. The revocation of the registration of Moore with the PCAOB meant that fiscal 2008 had to be re-audited such that M&K could provide standard format audited financial statements for fiscal 2009 with comparative data for fiscal 2008.

In December 2009 Tirex engaged Capital Business Brokers (“CBB”) with an exclusive 3 month financing agreement to raise capital for TCS facilities and $50,000 working capital. CBB’s contract subsequently expired with no results.

In June 2010 the Board of Directors approved the engagement of Boysen Consulting (“Boysen”), a North American tire recycling expert, to augment TCS marketing efforts.

Previous and Current Financings

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

Since Fiscal year 2006, the expenses of the Company have been funded by a series of non-interest bearing convertible loans with no specific terms of repayment made by a significant number of individuals investing modest amounts for a grand total of U.S.$264,400. These investors, fully cognizant of the Company’s situation and so documented in writing, accepted that their investments were being made and represented by a convertible debt, the conversion of which could occur only once the Company would have shares available for issuance. These debts are convertible at fixed prices rather than as a discount to market.

	Fiscal years	Fiscal	Fiscal	Fiscal	Fiscal
	2006 & 2007	year 2008	year 2008	year 2008	year 2008
			Q-2	Q-3	Q-4
Dollars received	$114,700	$10,700	$19,400	$22,000	$25,000
Shares	26,040,000	3,840,000	5,460,000	5,400,000	7,000,000

	Fiscal year	Fiscal year	Fiscal	Fiscal
	2009	2009	Year 2009	Year
	Q-1	Q-3	Q-4	2010&2011
				Q-1 &Q-2
Dollars Received	$19,000	$2,500	$25,800	$116,285
Shares	9,400,000	3,571,429	25,400,000	71,405,000

The shares referred to in the above table were mostly issued, unrestricted, during the Fiscal years 2009 and 2010.

We expect that some portion of our future overhead costs, which may be significant, will continue to be covered from sources other than commercial revenues. Since March of 2003, our monthly our-of-pocket cash costs were reduced to minimal amounts.

Our greatest expense, from an accounting standpoint, is for salaries. These salaries have not been paid for over seven years, but rather set up as payables. A portion of these payables has been converted to equity through the issuance of common stock. The company intends to continue this process to convert recorded liabilities into equity. Our cash flow deficit condition will continue until such time as the Company will start generating revenues from the sale of TCS Systems. Until we can succeed in securing an unconditional sales contract for the sale of one or more systems employing our technology, the company will not be engaging any significant financial commitments and will not be engaging in any significant research and development activities nor increasing employment.

While we continue to market TCS Systems and have in place the Simpro License Agreement, as of June 30, 2009, no unconditional sales orders for TCS Systems had been received and manufacturing of TCS Systems has not been initiated. We anticipate that we will begin selling or licensing out the sale of TCS Systems and thus initiating the manufacturing of these systems on a commercial basis inevitably as long as there is a demand for new recycling technology. Until we successfully develop and commence TCS System manufacturing and sales operations on a full-scale commercial level, however, we will not generate significant revenues from operations. Accordingly, we would be obligated to attempt to seek non-commercial sources of revenues to support operations until TCS Systems sales and manufacturing operations would become a reality. In the event of such a circumstance, there can further be no assurance that such non-commercial revenue funding would be available at all or on terms acceptable to management. Except for research, development and sales and marketing activities related to the recycled crumb rubber industry, as noted above and in previous filings, we have never engaged in any other significant business activities.

During the first quarter of Fiscal 2007, Tirex completed the negotiation of the employment agreements with respect to Tirex CEO and President, John L. Threshie Jr., Tirex Vice President Engineering and Research and Development, Louis V. Muro and Tirex Secretary-Treasurer and Chief Financial Officer, Michael Ash. These versions were ratified by all respective parties. Under the terms of these agreements, Mr. Threshie’s salary was augmented to US$150,000 retroactive to July 1, 2002 while Mr. Muro’s salary was reduced retroactively to July 1, 2002 to US$75,000. The salary of Mr. Muro was subsequently reinstated at $150,000, effective July 1, 2008, on a retroactive basis. The salary of Mr. Ash remained unchanged at US$100,000. Also under the terms of the agreements, Mr. Threshie received an option to acquire 3,000,000 shares of the corporation at the beginning of each year of his three-year agreement, the effective inception date being July 1 2007. Similarly, Mr. Muro received options to purchase 1,000,000 shares per year. Mr. Muro’s employment was also effective July 1, 2007. Other than for the number of shares involved, Mr. Muro’s options proposed agreement are identical to that of Mr. Threshie. As for Mr. Ash, his three-year employment agreement was be effective January 1, 2007 and provided for him to acquire 2,000,000 shares of Tirex in each of the three years of his contract. In all cases, the exercise window is three years. These options could be exercised on a cashless basis and are described in more detail elsewhere in this report.

Liquidity and Capital Resources

As of June 30, 2009, the Company had total assets of $1 as compared to $1 at June 30, 2008 reflecting a change of $0. There was no change in the value of Patents from June 30, 2008 to June 30, 2009. There were no other changes in the value of individual assets from June 30, 2008 to June 30, 2009.

As of June 30, 2009, the Company had total liabilities of $4,981,442 as compared to $7,507,611 at June 30, 2008, reflecting a decrease in liabilities of $2,526,169. The decrease in total liabilities from June 30, 2008 to June 30, 2009 is primarily attributable to: (i) a decrease in Accounts Payable and Accrued Liabilities in the amount of $201,845 from $1,742,273 as of June 30, 2008 to $1,540,428 as of June 30, 2009, (ii) a decrease in Accrued Liabilities-Related Parties in the amount of $822,373 from $2,357,021 as of June 30, 2008 to $1,534,648 as of June 30, 2009, (iii) a decrease in Notes Payable-Related Party in the amount of $162,500 from $162,500 as of June 30, 2008 to $0 as of June 30, 2009, (iv) a decrease in Convertible Notes-Non-Related Parties in the amount of $244,500 from $920,245 as of June 30, 2008 to $675,745 as of June 30, 2009, and (v) a decrease in Derivative Liability in the amount of $1,094,951 from $2,325,572 as of June 30, 2008 to $1,230,621 as of June 30, 2009.

Reflecting the foregoing, the financial statements indicate that as at June 30, 2009, the Company had a working capital deficit (current assets minus current liabilities) of $4,981,442 and that as at June 30, 2008, the Company had a working capital deficit of $7,507,611, a working capital deficit decrease of $2,526,169. There were no changes in current assets, as noted above, while there were reductions to current liabilities.

The financial statements, which are included in this report, reflect total operations and other expenses of $636,938 and a gain on change in the value of the derivative liability of $1,094,951 for the year ended June 30, 2009, which reflects a decrease in total operations and other expenses of $386,790 and a decrease in the gain from the change in the value of the derivative liability of $2,811,115 over the year ended June 30, 2008. The Company has ceased Research and Development activities thereby resulting in a significant decrease in personnel expenses and other Research and Development expenses compared with prior periods.

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

From inception (July 15, 1987) through June 30, 2009, the Company has incurred a cumulative net loss of $32,557,086. Approximately $1,057,356 of such cumulative net loss was incurred prior to the inception of the Company’s present business plan, in connection with the Company’s discontinued proposed health care business and was due primarily to the expending of costs associated with the unsuccessful attempt to establish such health care business. The Company never commenced the proposed health care operations and therefore, generated no revenues there from.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements required to be included in this Annual Report pursuant to Item 310(a) of Regulation S-X, are included under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Following the end of Fiscal 2009, our former independent certifying accountant informed us that he was abandoning all SEC-oriented work because their registration with PCAOB had been revoked. Moore & Associates transferred all of their audit clients and audit staff to Seale & Beers. We immediately proposed to engage the services of this firm. The resignation of our former certifying accountant was not related in any way to any disputes respecting the Company’s accounting or its financial disclosures to shareholders or other interested parties. Seale Beers declined the audit on the basis that they did not have the resources for auditing assets located offshore. Their resignation was accepted on September 5, 2009. On September 16, 2009, the directors of the Corporation approved the appointment of M&K CPAS, PLLC (Houston, Texas) to undertake the audit of our fiscal 2009 accounts, The were never any disagreements of any nature with Seale & Beers.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, and the material weaknesses outlined in our Management Report on Internal Control Over Financial Reporting, our management concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was not accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009 and 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2009 and 2008, we determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	Certain entity level controls establishing a “tone at the top” were considered material weaknesses. We have not established an audit committee. We do not have a formal policy on fraud.

2.	Management override of existing controls is possible given our small size and lack of personnel.

3.

We do not have a system in place to review and monitor internal control over financial reporting. We maintain an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Management is currently evaluating remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, we concluded that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2009 and 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control

During the fiscal quarter ended June 30, 2009 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth, as of June 30, 2009, the name age, office held and the terms of said office held of our directors and executive officers. Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified:

	Offices		Term of
Name	Age	Held	Office

John L. Threshie, Jr.	56	Chairman of the Board of Directors, President, and Chief Executive Officer	November 1999 - present
		Director	June 1995 - February 1999
		Vice President	June 1995- November 1999
		Secretary	December 1996 February 1999

Louis V. Muro	77	Vice President of Engineering and Director	January 1996 - present
		President	March 1994 - January 1995
		Director	December 1992 - Present

Henry Meier	53	Director	Feb. 11, 1999 to present

Michael D.A. Ash	60	Secretary, Treasurer, and Chief Financial and Accounting Officer	February 1999- present

Significant Employees
Other than our executive officers, we have no employees that make a significant contribution to our business.

Family Relationships
There are no family relationships among our directors or executive officers.

Legal Proceedings
None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer at the time of the bankruptcy or within two years prior to that time;
  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
  being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining or otherwise limiting his involvement in any type of business, securities or banking activities;
  being found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been subsequently reversed, suspended or vacated;
  any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business activity;
  any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions; or
  any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Section 16(a) Beneficial Ownership Compliance Reporting
Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that, during the fiscal year ended June 30, 2009, our directors, executive officers and 10% stockholders complied with all applicable filing requirements.

Code of Ethics
We have not yet adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer or persons performing similar functions because we have not yet finalized the content of such a code.

Board of Directors Committees

The Board of Directors has no standing committees.

Nominating Committee
We do not have a nominating committee and we have not undertaken any material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our last Annual Report on Form 10K.

Business Experience
The following summarizes the occupation and business experience during the past five years for each director, executive officer and significant employee of the Company. A significant employee is a person who is not an executive officer of the Company but who is expected to make a significant contribution to the business of the Company.

JOHN L. THRESHIE, JR. Mr. Threshie has served as President and Chief Executive Officer of the Company since November of 1999. Prior to that time he served as a Vice President of the Company since June 1995. He was appointed Assistant Secretary of the Company on February 11, 1999. From December 1996 until February 11, 1999, Mr. Threshie held the position of Secretary, and from June 1995 until February 11, 1999, as a Director, of the Company. He also served as a Director for The Tirex Corporation Canada Inc. and Tirex Canada R&D Inc. from June 1998 and June 1995, respectively, until February 11, 1999. He has more than 30 years of experience in the areas of management, marketing and sales including 13 years developing and marketing a new technology in the recycling industry with Tirex. Mr. Threshie holds a Bachelor’s Degree in Political Science from the University of North Carolina. He was employed as an insurance and financial broker by Primerica Financial Services from 1991 through 1994. From 1988 to 1990, Mr. Threshie was an advertising account supervisor for Ammirati & Puris Inc., an advertising firm in New York. From 1983 to 1988 Mr. Threshie was employed as a senior account executive at the advertising firm of Saatchi and Saatchi, Inc. From 1979 to 1983 Mr. Threshie was employed by Milliken & Co. as a sales representative.

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

MICHAEL D.A. ASH. Mr. Ash joined the Company on January 11, 1999. On February 11, 1999, Mr. Ash was appointed Secretary, Treasurer, and Chief Financial and Accounting Officer of the Company. Mr. Ash graduated with a Bachelor's Degree in Business Administration, Magna Cum Laude, from Bishop's University in Quebec in 1970, and with an MBA, With Distinction, from Harvard Business School in 1975. Mr. Ash received his Chartered Accountant certification, (Canadian equivalent to a CPA) in 1972 while employed by Coopers & Lybrand (now Price Waterhouse Coopers). Mr. Ash voluntarily abandoned his C.A. designation following the ENRON and WorldCom incidents, being no longer willing to certify financial statements nor to incur the very expensive professional insurance costs associated with professional private practice as a sole practitioner. As such, the annual professional fees were no longer justifiable. Since graduation from Harvard, Mr. Ash spent a large portion of his career with the Government of Canada, until early 1999 when he joined Tirex, first with the Office of the Comptroller General in Ottawa and, for the subsequent eighteen years, with a federal regional economic and industrial development agency in Montreal where he gained exposure to a very large number of companies and industrial sectors, ranging from developmental companies to major multi-national corporations. For ten years during this time period, Mr. Ash was also a part-time lecturer in accountancy at Concordia University in Montreal for students registered in the program leading to the Chartered Accountancy designation.

Compliance With Section 16(a) of the Exchange Act.

     None of the securities have been registered pursuant to Section 12 of the Exchange Act of 1934, as amended (the "Exchange Act"). Therefore, Section 16(a) of the Exchange Act is not applicable.

ITEM 11. EXECUTIVE COMPENSATION

Current Remuneration

The following table sets forth information concerning the annual compensation received or accrued for services provided in all capacities for the fiscal years ended June 30, 2007, 2008 and 2009 by our Chief Executive Officer and all our executive officers serving as such as at June 30, 2009 or at any time during the year ended June 30, 2009. Future announcements concerning us, our competitors, results of testing, technological innovations or new commercial products may have a significant impact on the market price of our common stock. We believe that, as of the dates when such shares were issued, the actual market value of such shares was, and as of the date hereof remains, highly contingent upon, and subject to, extremely high risks.

Summary Compensation Table:

ANNUAL COMPENSATION (See note below)

Name and Principal Position	Year	Salary $	Bonus $	Other $

John L. Threshie Jr. President	2009 2008 2007	$150,000 (1) $150,000 $150,000	Nil	Nil

Louis V. Muro Vice President - Engineering	2009 2008 2007	$150,000 (1) $75,000 $75,000	Nil	Nil

Michael D.A. Ash Secretary-Treasurer & CFO	2009 2008 2007	$100,000 (1) $100,000 $100,000	Nil	Nil

The employment agreements of all of the above persons were re-negotiated during the second quarter of Fiscal 2007. The primary focus of the negotiations was on salary and options in all three cases. In the case of Mr. Threshie, his salary was be increased from U.S.$125,000 to U.S.$150,000 retroactive to July 1, 2002. In the case of Mr. Muro, his salary was reduced from U.S.$150,000 to U.S.$75,000 also effective July 1, 2002. His former salary of U.S.$150,000 was re-instated during the fourth quarter of Fiscal 2009, retroactive to July 1, 2008. Mr. Ash’s salary remained unchanged at U.S.$100,000. Under the terms of these three employment agreements, all three persons received stock options with three-year exercise windows to acquire Tirex shares, with the possibility of a cashless exercise. These annual options for Mr. Threshie, Mr. Ash and Mr. Muro imply 3,000,00 shares, 2,000,000 and 1,000,000 shares respectively. All exercises are subject to share structure modifications such as stock splits and reverse splits on a proportional basis.

(1)

No compensation was paid in cash to Messrs. Threshie, Muro and Ash during Fiscal 2008 and 2009. The amounts due have been recorded as liabilities of the Company. However common shares have been issued to all three persons in partial payment of salaries due. During fiscal 2008, Tirex assigned $100,000 of accrued salaries to each of Messrs. Threshie and Ash to Sequoia International in exchange for a Florida court approved issuance of 100 million shares. The Settlement Agreement was made under Paragraph 10(a)3 of the Securities Act. During fiscal 2009, Tirex issued shares in lieu of salary and expenses to its executive officers. As of October 2, 2008, Mr. Threshie had 47,528,721. As of September 25, 2009, he had 82,919, 925 million shares. On October 2, 2008, Mr Muro had 32,853,991 shares. On September 25, 2009, he had 77,428,344 shares (including 1,723,514 replacement collateral shares). On October 2, 2008 Mr. Ash had 30,805,000 shares, including held by his wife, two adult children and his family trust. On September 25, 2009, he had 62,355,000 shares, including shares owned his wife, two adult children and the family trust. Mr. Joe Sanzaro (brother of deceased former director, Lou Sanzaro). 1,500,000 shares were issued to Michael Ash in respect to stock options exercised but unpaid.

Executive Stock Options

As discussed elsewhere in this Annual Report, the following is a summary of those stock options and warrants outstanding or proposed to be outstanding, with respect to the purchase of the common stock of the Company:

Beneficiary	Issuable	Exercise Window	Price

John L. Threshie Jr.	3,000,000 share options at the beginning of each of Fiscal Years 2008, 2009 and 2010	Three (3) years from date of issue	Year 1: lesser of 20 cents or 50% of market Year 2: lesser of 40 cents or 50% of market Year 3: lesser of 50 cents or 50% of market

Michael Ash	2,000,000 share options at the beginning of each of Calendar Years 2007, 2008 and 2009	Three (3) years from date of issue	Year 1: lesser of 20 cents or 50% of market Year 2: lesser of 40 cents or 50% of market Year 3: lesser of 50 cents or 50% of market

Louis V. Muro	1,000,000 share options at the beginning of each of Fiscal Years 2008, 2009 and 2010	Three (3) years from date of issue	Year 1: lesser of 20 cents or 50% of market Year 2: lesser of 40 cents or 50% of market Year 3: lesser of 50 cents or 50% of market

In September 2008, Mr. Threshie, Mr. Ash and Mr. Muro issued their notices of exercise of 12,000,000 options on a cashless basis, relating to the Fiscal years 2008 and 2009. In August 2009, Mr. Threshie, Mr. Ash and Mr. Muro exercised their remaining 6,000,000 options on a cashless basis, relating to the Fiscal year 2010. Thusfar, common shares have been issued to Mr. Threshie, Mr. Ash and Mr. Muro relating to the exercise of their stock options for the Fiscal year 2008. These shares were issued in the Fiscal year 2009.

Employment Agreements
We seek to maintain employment agreements with all of our executive officers (the "Executive Agreements"). We currently have an employment agreement with Mr. Threshie that provides for an annual salary of $150,000 until June 30, 2010. Mr. Threshie also has options, as noted above, to purchase shares of the Company. Mr. Threshie was granted options to purchase 3,000,000 shares at each anniversary date of his Employment Agreement for the three years following the effective date of his employment contract, and, for each series of options, would have a three-year period to exercise that option. The options are exercisable at the lesser of 50% of market and 20(cent) for the first year, 40(cent) for the second year and 50(cent) for the third year. We currently employ Mr. Muro on a month-to-month basis, based on a revised annual salary of $150,000, retroactive to July 1, 2008. Mr. Muro’s salary had been reduced to $75,000 retroactively to Fiscal 2002, but was re-instated to $150,000 effective July 1, 2008. Mr. Muro also has share options which, other than for the number of shares implicated, are identical to the options of Mr. Threshie. In Mr. Muro’s case the number of shares is 1,000,000 shares annually. Under the employment agreement with Mr. Ash, he is due an annual salary of $100,000 and he has been given stock options to acquire 2,000,000 shares in each of the three calendar years of his agreement, which ends December 31, 2009.

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

Pension, Retirement or Similar Benefit Plans
There are no arrangements or plans pursuant to which we provide pension, retirement or similar benefits to our directors or executive officers.

Compensation Committee
We currently do not have a compensation committee of the Board of Directors or a committee performing a similar function. It is the view of the Board of Directors that it is appropriate for us not to have such a committee because of our size and because the Board of Directors, as a whole, determines executive compensation.

Compensation of Directors
The Directors of the Company were not compensated for their services during the fiscal year ended June 30, 2009. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 1, 2011, with respect to the persons known to the Company to be the beneficial owners of more than 5% of the common stock, $.001 par value of the Company and of more than 5% of the Class A Common Stock of the Company's subsidiary, Tirex R&D and of all Officers and Directors of the Company as that term is defined in Item 402(a)(2) of Regulation S-B. Neither the Company nor Tirex R&D have any shares of any class other than common shares and Series A preferred shares issued and outstanding.

The Corporation has a total of twenty-five million (25,000,000) Series A preferred shares outstanding, There are no other designated classes of preferred shares, but the Corporation is authorized to issue a total of one hundred million (100,000,000) Series A preferred shares.

	Name and	Amount and
Title	Address of	Nature of
of	Beneficial	Percent	Percent
Class	Owner	Ownership	of Class (1)

Common The Tirex Corporation	John L. Threshie, Jr. 1771 Post Road East Westport, CT 06880	82,919,925(2)	5.70%
Class A Common Tirex R&D		34 (5)	34%
Common The Tirex Corporation	Louis V. Muro 2063 Desjardins Avenue, Apt #2 Montreal, Quebec Canada H1V 2H1	77,428,344 (2),(3)	5.32%
Class A Common Tirex R&D		17(5)	17%
Common The Tirex Corporation	Henry P. Meier P.O. Box 895 Lakehurst, NJ 07755	2,500,000 (6)	0.17%
Common The Tirex Corporation	Michael D.A. Ash 310 Montée Sabourin St. Bruno, Quebec Canada J3V 4P6	62,355,000 (4)	4.28%
Common The Tirex Corporation	All directors and officers as a group (4 persons)	225,203,269	15.48%
Class A Common Tirex R&D	All directors and officers as a group (2 persons)	51	51.0%
Series A Preferred Shares	John L. Threshie, Jr. 1771 Post Road East Westport, CT 06880	7,500,000 (7)	50% of class
Series A Preferred Shares	Louis V. Muro 2063 Desjardins Avenue, Apt #2 Montreal, Quebec Canada H1V 2H1	3,750,000 (7)	25% of class
Series A Preferred Shares	Michael D.A. Ash 310 Montée Sabourin St. Bruno, Quebec Canada J3V 4P6	3,750,000 (7)	25% of class

(1) The percentages listed in the table is calculated on the basis of 1,454,283,645 common shares of the common stock, $.001 par value, of the Company outstanding as at September 25, 2009.

(2) Our executive officers, directors (including a deceased director, Louis A. Sanzaro) and principal shareholders pledged an aggregate of 11,986,315 (approximately 6% of our then outstanding shares) of their personal shareholdings in the Company as a security interest for our issuance of $750,000 of 8% convertible notes, pursuant to a Subscription Agreement and Security Agreement dated February 26, 2001. Specifically, John L. Threshie, Jr. pledged 1,891,204 shares, Louis Muro pledged 1,723,514 shares and Louis Sanzaro pledged 8,371,597 shares of our common stock. The Company was unable to respect its financial obligations under the terms of a Settlement Agreement and negotiations with respect to a new settlement have not been started. Under the terms of the first settlement agreement, the investors acquired a right to dispose of the collateral shares in their possession and did so. According to a confirmation received from the investors with respect to the convertible note, as of June 30, 2005, they were in possession of 4,000,000 conversion shares, issued in 2003, but the collateral shares were sold. The collateral shares pledged by Messrs. Threshie, Muro and Sanzaro were replaced subsequent to June 30, 2008. These 4 million conversion shares represent approximately 0.27% of our current outstanding stock.

(3) Includes: (i) 77,428,344 shares held of record by Mr. Muro as of September 25, 2009; and (ii) 734,000 shares held of record by Mr. Muro's previous wife, recently deceased, Nina Aviles Muro. There have been no subsequent changes.

(4) Includes: (i) 32,625,000 shares held of record by Mr. Ash as of September 25, 2009; (ii) 10,230,000 shares held of record in the name of Loryta Investments Limited, an entity directly owned by Loryta Trust and thus beneficially owned by the family of Mr. Ash. Mr. Ash is not himself a beneficiary of this trust nor does he have decisional powers over its activities. Also includes 5,250,000 shares owned by the wife of Mr. Ash and 5,750,000 shares held by each of his two adult age children.

(5) Messrs. Threshie and Muro hold all shares of Tirex R&D Class A Common Stock pursuant to the terms of a Shareholders Agreement among them and the Company (the "Tirex R&D Shareholders Agreement"), pursuant to which they will be obligated to transfer all such shares to the Company, for no consideration, on May 2, 2001, unless the term of such Agreement would be unilaterally extended by the Company. The Company does not intend to take any actions of any kind with respect to such shares which would be in violation of any Canadian government regulations governing tax and other financial incentives which may be available to the Company. Tirex Canada R&D Inc. was dissolved by the Quebec government for lack of filing of annual returns. The company can be re-established through the filing of appropriate documentation and the payment of required government fees. It is for this reason that we continue to list Mr. Threshie and Mr. Muro as shareholders, but until such time as such action would be undertaken, such share distribution has no effect.

(6) Includes 1,250,000 shares owned in the name of Mr. Meier’s two adult-age children.

(7) The Series A Preferred Shares are not dividend-bearing but have preferential rights versus the common stock in terms of participation in residual assets in the event of liquidation. The Series A Preferred Shares have voting rights equal to 100 votes per share and are exercisable in all circumstances. The Series A preferred shares are convertible into common shares at the rate of five (5) common shares for each Series A preferred share.

Change of Control
On February 26, 2001, we issued $750,000 worth of convertible notes at an annual rate of eight percent (8%) to certain investors (“Investor Group”). Interest payable on these notes is payable quarterly commencing June 30, 2001. In addition, all principal and unpaid interest due on the outstanding notes is immediately due and payable on February 26, 2003, or earlier in the event of a default. One of the conditions of this transaction was that we would file with the Securities and Exchange Commission a Registration Statement on Form SB-2 to register various securities, issuable upon the conversion of these convertible notes, by a certain date and that the Registration Statement would be effective by August 15, 2001. We failed to meet these deadlines and the investors served a notice of default on us on July 19, 2001. Negotiations were undertaken throughout the remainder of Calendar 2001 and into 2002 until a Settlement Agreement was reached on April 26, 2002. Under the terms of the Agreement, a copy of which was previously filed, the Company was obligated to pay down the amount owed to the Investor Group, including interest and penalties, over a period of approximately two years. During the time when an amount continues to be owed to the Investor Group, the Investor Group had the right to sell up to 600,000 collateral or Rule 144 shares per month and apply the proceeds to interest due, fees and finally to the reduction of the principle amount outstanding. As of June 30, 2005, all of the collateral shares had been sold. As of June 30, 2005, the Investor Group had 4,000,000 conversion shares, issued in 2003, in their possession.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Pursuant to a Subscription Agreement dated February 26, 2001, we issued $750,000 of 8% convertible notes, due February 26, 2003 to three investors. Under the Subscription Agreement, we had the option, subject to conditions, to require the investors to purchase additional convertible put notes up to $4,250,000. Interest only payments were due quarterly commencing June 30, 2001, and the principal was due in one lump sum on February 26, 2003, or upon certain events of default. The number of shares of common stock issuable upon conversion of the convertible notes is 15,000,000, was based on a conversion price of $0.05 per share. The option exercise window has expired. One of the conditions of this transaction was that we would file with the Securities and Exchange Commission a Registration Statement on Form SB-2 to register various securities issuable upon the conversion of the notes by a date certain and that the Registration Statement would be effective by August 15, 2001. We failed to meet these deadlines and the investors served a notice of default on us on July 19, 2001. The conversion price for the convertible notes is the lesser of (i) 80% of the average of the three lowest closing bid prices of the common stock for the twenty-two (22) trading days prior to the closing date, or (ii) 80% of the average of the five lowest closing bid prices of the common stock for the sixty (60) trading days prior to the conversion date, as defined in the convertible note.

During the years ended June 30, 2001 through 2009, the Company's directors and executive officers and certain consultants to the Company necessarily waived cash payment of all of their salaries, fees and/or unreimbursed expenses made by them on behalf of, and for the account of, the Company. During fiscal 2009 and fiscal 2010 (the period following the fiscal year covered by this Annual Report) common shares were issued to such directors and executive officers and certain consultants in partial payment of accrued and unpaid salaries, fees and expenses.

Director Independence

The Pink Sheets on which our common stock is quoted on does not have any director independence requirements. We have also not developed a definition of independence, as three out of our four directors occupy the three executive officer positions of the Company and would therefore not qualify as independent. We may appoint additional directors in the future, at which time we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees for professional services rendered by our auditors in connection with the audit of our financial statements for the years ended June 30, 2009 and 2008 and the review of our quarterly financial statements during such years, as well as any other fees billed for services rendered by our auditors during these periods:

	2009	2008
Audit fees	$63,000	$20,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$63,000	$20,000

Since our inception, our Board of Directors, performing the duties of the Audit Committee. Has reviewed all audit fees and non audit-related fees at least annually. The Board of Directors, acting as the Audit Committee, pre-approved all audit related services for the year ended June 30, 2009.

PART IV

ITEM 15 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, CONSOLIDATED FINANCIAL STATEMENTS, REPORTS FILED ON FORM 8-K, FINANCIAL STATEMENT SCHEDULES, EXHIBITS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tirex Corporation

We have audited the accompanying balance sheets of the Tirex Corporation, as of June 30, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Tirex Corporation as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $32,557,086, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

Houston, Texas

March 1, 2011

www.mkacpas.com

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 and 2008

	June 30,	June 30,
	2009	2008

ASSETS

Other assets
Patents	$1	$1
Total Other Assets	1	1

Total Assets	$1	$1

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilties	$1,540,428	$1,742,273
Accrued liabilties - related parties	1,534,648	2,357,021
Notes payable - related party	-	162,500
Convertible notes - non-related parties	675,745	920,245
Derivative liability	1,230,621	2,325,572
Total Current Liabilities	4,981,442	7,507,611

Total Liabilities	4,981,442	7,507,611

Stockholders' Deficit
Preferred stock, $.005 par value, authorized 15,000,000 Series A shares, issued and outstanding 15,000,000 Series A shares (June 30, 2008 - 3,000,000 shares)	75,000	15,000
Common stock, $.001 par value, authorized 1,000,000,000 shares, issued and outstanding 1,119,492,216 shares (June 30, 2008 - 291,995,892 shares)	1,119,492	291,996
Common stock payable	43,500	-
Additional paid-in capital	26,797,293	25,805,465
Deficit accumulated prior to entering development stage	(1,057,356)	(1,057,356)
Deficit accumulated during the development stage	(31,499,730)	(31,957,743)
Unrealized loss on foreign exchange	(459,640)	(604,972)
	(4,981,441)	(7,507,610)

Total Liabilities and Stockholders' Deficit	$1	$1

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Twelve months ended		Cumulative from
	June 30		March 26, 1993 to
	2009	2008	June 30, 2009
		(Restated)	(Unaudited)
Revenues	$-	$-	$1,354,088
Cost of Sales	-	-	1,031,075

Gross profit	-	-	323,013
Operations
General and administrative	838,404	854,945	15,103,669
Depreciation and amortization	-	-	340,545
Research and development	-	-	15,396,966
Total Expense	838,404	854,945	30,841,180
Income (loss) before other expenses	(838,404)	(854,945)	(30,518,167)
Other expenses (income)
Interest expense	92,235	(18,617)	1,071,398
Accretion expense	-	-	750,000
Interest income	-	-	(45,443)
Income from stock options	-	-	(10,855)
Impairment of fixed assets	-	25,000	50,000
(Gain) on change in derivative liability	(1,094,951)	(3,906,066)	480,621
Loss (gain) on settlement of debt	(293,701)	162,400	(1,424,844)
Loss on disposal of equipment	-	-	4,549
Total Other expenses (income)	(1,296,417)	(3,737,283)	875,426
Provision for income taxes	-	-	-
Net income (loss)	458,013	2,882,338	(31,393,593)
Other comprehensive loss
Loss (gain) on foreign exchange	-	-	106,137
Net income and comprehensive income	$458,013	$2,882,338	$(31,499,730)

Net income and comprehensive income per share - basic	$0.00	$0.01

Net income and comprehensive income per share - diluted	$0.00	$0.00

Weighted average number of shares - basic	740,673,574	252,126,303

Weighted average number of shares - diluted	1,195,411,253	10,185,751,788

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

							Deficit	Deficit
							Accumulated	Accumulated	Unrealized
					Common	Additional	Prior to Entering	During	gain (loss)	Total
	Common Stock		Preferred Stock		Stock	Paid-in	Developmental	Developmental	on foreign	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Stage	Stage	exchange	Equity (Deficit
Balance June 30, 1992 (Unaudited)	3,383,050	3,383		-	-	- 194,980	(1,057,356)	-	$-	(858,993)
Stock issued for reorganization	18,650,000	18,650				76,155				94,805
Stock issued for services	100,000	100				(100)
Stock issued in exchange for Warrants	363,656	364				(364)
Forgiveness of debt						728,023				728,023
Net loss and comprehensive loss								(165,296)		(165,296)

Balance June 30, 1993 (Unaudited)	22,496,706	22,497		-	-	- 998,694	(1,057,356)	(165,296)	-	(201,461)

Stock issued	2,000	2				(2)
Stock issued for services
Exchange for Debt						149,170				149,170
Payments received for stock previously issued						237,430				237,430
Net loss and comprehensive loss								(179,296)		(179,296)

Balance June 30, 1994 (Unaudited)	22,498,706	22,499		-	-	- 1,385,292	(1,057,356)	(344,592)	-	5,843

Revision of common stock	(11,900,000)	(11,900)				11,900
Stock issued for services	5,592,857	5,592				513,908				519,500
Exchange for Debt	200,000	200				24,300				24,500
Issuance of common stock previously issued	402,857	401				21,915				22,316
Net loss and comprehensive loss								(575,771)		(575,771)

Balance June 30, 1995 (Unaudited)	16,794,420	16,792		-	-	- 1,957,315	(1,057,356)	(920,363)	-	(3,612)

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

							Deficit	Deficit
							Accumulated	Accumulated	Unrealized
					Common	Additional	Prior to Entering	During	gain (loss)	Total
	Common Stock		Preferred Stock		Stock	Paid-in	Developmental	Developmental	on foreign	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Stage	Stage	exchange	Equity (Deficit)
Balance June 30, 1995 (Unaudited)	16,794,420	16,792		-	-	- 1,957,315	(1,057,356)	(920,363)	-	(3,612)

Stock issued	3,975,662	5,090				846,612				851,702
Exchange for Debt	391,857	392				29,008				29,400
Issuance of common stock	710,833	710				80,161				80,871
Net loss and comprehensive loss								(1,127,044)		(1,127,044)

Balance June 30, 1996 (Unaudited)	21,872,772	22,984		-	-	- 2,913,096	(1,057,356)	(2,047,407)	-	(168,683)

Stock issued for options						912,838				912,838
Stock issued for services	5,067,912	3,955				690,234				694,189
Stock in Exchange for Debt	251,382	252				43,965				44,217
Issuance of common stock	10,257,936	10,259				335,132				345,391
Grants received						408,597				408,597
Net loss and comprehensive loss								(2,376,279)		(2,376,279)

Balance June 30, 1997 (Unaudited)	37,450,002	37,450		-	-	- 5,303,862	(1,057,356)	(4,423,686)	-	(139,730)

Stock issued for options						948,500				948,500
Stock issued for services	4,396,466	4,396				922,180				926,576
Issuance of common stock	21,795,000	21,796				1,176,755				1,198,551
Stock options issued and outstanding						1,236,913				1,236,913
Grants received						669,906				669,906
Unrealized foreign exchange									183,785	183,785
Net loss and comprehensive loss								(4,570,441)		(4,570,441)

Balance June 30, 1998 (Unaudited)	63,641,468	63,642		-	-	- 10,258,116	(1,057,356)	(8,994,127)	183,785	454,060

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

							Deficit	Deficit
							Accumulated	Accumulated	Unrealized
					Common	Additional	Prior to Entering	During	gain (loss)	Total
	Common Stock		Preferred Stock		Stock	Paid-in	Developmental	Developmental	on foreign	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Stage	Stage	exchange	Equity (Deficit)
Balance June 30, 1998 (Unaudited)	63,641,468	63,642		-	-	10,258,116	(1,057,356)	(8,994,127)	183,785	454,060

Stock issued for options	2,234,567	2,235				38,765				41,000
Stock issued for services	24,200,439	24,200				2,735,544				2,759,744
Shares issued in exchange for debt	3,787,947	3,788				340,164				343,952
Conversion of debentures	2,816,966	2,817				290,102				292,919
Issuance of common stock	677,966	678				49,322				50,000
Stock options issued and outstanding						385,600				385,600
Grants received						1,057,742				1,057,742
Unrealized foreign exchange									(29,142)	(29,142)
Net loss and comprehensive loss								(4,909,879)		(4,909,879)

Balance June 30, 1999 (Unaudited)	97,359,353	97,360		-	-	- 15,155,355	(1,057,356)	(13,904,006)	154,643	445,996

Stock issued for options	5,327,486	5,327				381,600				386,927
Stock issued for services	28,873,210	28,873				2,217,758				2,246,631
Shares issued in exchange for debt	7,342,055	7,342				382,556				389,898
Conversion of debentures	12,010,073	12,010				815,796				827,806
Issuance of common stock	221,000	221				16,039				16,260
Grants received						395,683				395,683
Unrealized foreign exchange									5,789	5,789
Net loss and comprehensive loss								(5,548,829)		(5,548,829)

Balance June 30, 2000 (Unaudited)	151,133,177	151,133		-	-	- 19,364,787	(1,057,356)	(19,452,835)	160,432	(833,839)

Stock issued for services	7,375,483	7,375				864,840				872,215
Stock issued for options	5,378,507	5,379				506,998				512,377
Shares issued in exchange for debt	11,646,312	11,646				1,547,455				1,559,101
Conversion of debentures	100,000	100				19,900				20,000
Issuance of common stock	732,929	733				39,427				40,160
Unrealized foreign exchange									(340,661)	(340,661)
Grants issued						249,294				249,294
Net loss and comprehensive loss								(3,242,572)		(3,242,572)

Balance June 30, 2001 (Restated and Unaudited)	176,366,408	176,366		-	-	- 22,592,701	(1,057,356)	(22,695,407)	(180,229)	(1,163,925)

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

							Deficit	Deficit
							Accumulated	Accumulated	Unrealized
					Common	Additional	Prior to Entering	During	gain (loss)	Total
	Common Stock		Preferred Stock		Stock	Paid-in	Developmental	Developmental	on foreign	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Stage	Stage	exchange	Equity (Deficit)
Balance June 30, 2001 (Restated and Unaudited)	176,366,408	176,366		-	-	- 22,592,701	(1,057,356)	(22,695,407)	(180,229)	(1,163,925)

Stock issued for services	18,466,162	18,466				314,859				333,325
Shares issued in exchange for debt	24,075,502	24,076				1,649,442				1,673,518
Issuance of common stock	5,849,487	5,850				61,897				67,747
Interest expense on convertible note discount						3,403				3,403
Unrealized foreign exchange									(19,940)	(19,940)
Net loss and comprehensive loss								(4,089,933)		(4,089,933)

Balance June 30, 2002 (Restated and Unaudited)	224,757,559	224,758		-	-	- 24,622,302	(1,057,356)	(26,785,340)	(200,169)	(3,195,805)

Stock issued for services	5,455,000	5,455				130,920				136,375
Shares issued in exchange for debt	15,400,000	15,400				441,183				456,583
Issuance of common stock	4,283,333	4,283				31,217				35,500
Interest expense on convertible note discount						999				999
Unrealized foreign exchange									(182,365)	(182,365)
Net loss and comprehensive loss								(2,763,145)		(2,763,145)

Balance June 30, 2003 (Restated and Unaudited)	249,895,892	249,896		-	-	- 25,226,621	(1,057,356)	(29,548,485)	(382,534)	(5,511,858)

Interest expense on convertible note discount						1,000				1,000
Unrealized foreign exchange									(30,325)	(30,325)
Net loss and comprehensive loss								(82,082)		(82,082)

Balance June 30, 2004 (Restated and Unaudited)	249,895,892	249,896		-	-	- 25,227,621	(1,057,356)	(29,630,567)	(412,859)	(5,623,265)

Unrealized foreign exchange									(63,448)	(63,448)
Net loss and comprehensive loss								(7,717,592)		(7,717,592)

Balance June 30, 2005 (Restated and Unaudited)	249,895,892	249,896		-	-	- 25,227,621	(1,057,356)	(37,348,159)	(476,307)	(13,404,305)

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

							Deficit	Deficit
							Accumulated	Accumulated	Unrealized
					Common	Additional	Prior to Entering	During	gain (loss)	Total
	Common Stock		Preferred Stock		Stock	Paid-in	Developmental	Developmental	on foreign	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Stage	Stage	exchange	Equity (Deficit)
Balance June 30, 2005 (Restated and Unaudited)	249,895,892	249,896	-	-		25,227,621	(1,057,356)	(37,348,159)	(476,307)	(13,404,305)

Unrealized foreign exchange									(78,596)	(78,596)
Net income and comprehensive income								2,624,041		2,624,041

Balance June 30, 2006 (Restated and Unaudited)	249,895,892	249,896	-	-	-	25,227,621	(1,057,356)	(34,724,118)	(554,903)	(10,858,860)

Unrealized foreign exchange									(44,174)	(44,174)
Net loss and comprehensive loss								(115,963)		(115,963)

Balance June 30, 2007 (Restated and Unaudited)	249,895,892	249,896	-	-	-	25,227,621	(1,057,356)	(34,840,081)	(599,077)	(11,018,997)

Common stock issued for settlement	20,000,000	20,000				124,000				144,000
Common stock issued for services	22,100,000	22,100				130,500				152,600
Preferred stock issued			3,000,000	15,000		271,000				286,000
Stock options granted						24,000				24,000
Imputed interest						28,344				28,344
Unrealized foreign exchange									(5,895)	(5,895)
Net income and comprehensive income								2,882,338		2,882,338

Balance June 30, 2008 (Restated)	291,995,892	291,996	3,000,000	15,000	-	25,805,465	(1,057,356)	(31,957,743)	(604,972)	(7,507,610)

Common stock issued for liability settlements	191,750,000	191,750				157,366				349,116
Common stock issued for services	64,900,000	64,900				22,563				87,463
Common stock issued for debt conversion	50,140,000	50,140				153,660				203,800
Common stock issued to related parties	513,206,324	513,206			43,500	520,739				1,077,445
Stock options exercised on a cashless basis	7,500,000	7,500				(7,500)				-
Preferred stock issued			12,000,000	60,000		115,000				175,000
Stock options granted						30,000				30,000
Derivative financial instruments										-
Unrealized foreign exchange									145,332	145,332
Net income and comprehensive income								458,013		458,013

Balance June 30, 2009	1,119,492,216	1,119,492	15,000,000	75,000	43,500	26,797,293	(1,057,356)	(31,499,730)	(459,640)	(4,981,441)

See Notes to Consolidated Financial Statements

THE TIREX CORPORATION
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended		Cumulative from
	June 30		March 26, 1993 to
	2009	2008	June 30, 2009
		(Restated)	(Unaudited)
Cash flows from operating activities:

Net income (loss)	$458,013	$2,882,338	$(31,499,730)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	-	-	340,545
Imputed interest	-	28,344	28,344
Accretion expense	-	-	750,000
Impairment of fixed assets	-	25,000	50,000
(Gain) loss on disposal and abandonment of assets	-	-	2,005,498
(Gain) loss on settlement of debt	(293,701)	162,400	(1,424,844)
Loss on issuance of preferred stock	115,000	271,000	386,000
Common stock issued in exchange for services and expenses	102,335	102,200	10,948,649
Stock options issued in exchange for services	30,000	24,000	3,137,390
Change in derivative liability	(1,094,951)	(3,906,066)	480,621

Changes in assets and liabilities:
(Increase) decrease in:
Inventory	-	-	(73,323)
Sales tax receivable	-	-	(36)
Other assets	-	-	(10,120)
(Decrease) increase in :
Accounts payable and accrued liabilities	103,403	106,416	2,406,800
Accrued liabilities - related parties	387,269	233,163	2,751,580

Net cash used in operating activities	(192,632)	(71,205)	(9,722,626)

Cash flow from investing activities:
Increase in notes receivable	-	-	(259,358)
Reduction in notes receivable	-	-	237,652
Investment	-	-	(89,500)
Equipment	-	-	(321,567)
Equipment assembly costs	-	-	(1,999,801)
Organization cost	-	-	6,700
Reduction in security deposit	-	-	(1,542)

Net cash used in investing activities	-	-	(2,427,416)

Cash flow from financing activities:
Loans from related parties			4,354,835
Deferred financing costs	-	-	180,557
Due to stockholders	-	-	5,000
Proceeds from deposits	-	-	143,500
Payments on notes payable	-	-	(409,939)
Proceeds from convertible notes	-	-	754,999
Proceeds from notes payable	-	-	409,939
Payments on lease obligations	-	-	(86,380)
Proceeds from issuance of convertible subordinated debentures	-	-	1,035,000
Proceeds from convertible debts - non-related parties	47,300	77,100	239,100
Proceeds from loan payable	-	-	591,619
Payments on loan payable	-	-	(488,439)
Proceeds from issuance of stock options	-	-	20,000
Proceeds from grants	-	-	3,628,277
Proceeds from issuance of common stock	-	-	85,582
Proceeds from additional paid-in capital	-	-	2,145,775

Net cash provided by financing activities	47,300	77,100	12,609,425

Effect of Exchange rate changes on cash and cash equivalents	145,332	(5,895)	(459,640)

Net (decrease) increase in cash and cash equivalents	(145,332)	5,895	459,383

Cash and cash equivalents - beginning of period	-	-	257

Cash and cash equivalents - end of period	$-	$-	$-

	Twelve months ended
	June 30,
	2009	2008
		(Restated)
Non-Cash Financing and Investing Activities:

Issuance of common stock for exercise of stock options	7,500	-
Issuance of common stock for the settlement of accounts payable and accrued liabilities	257,018	-
Issuance of common stock for the settlement of accrued liabilities - related parties	1,154,372	20,000
Common stock to be issued to related parties for accrued expenses	43,500	-
Issuance of common stock for the settlement of convertible notes - related parties	162,500	-
Issuance of common stock for the settlement of convertible notes - non-related parties	291,800	12,000

Supplemental Disclosures - Cash paid for:

Interest	-	-
Income taxes	-	-

NOTE 1 BACKGROUND

NATURE OF BUSINESS
The Tirex Corporation (the "Company" or “Tirex”) was incorporated under the laws of the State of Delaware on August 19, 1987 as Tirex America, Inc. The Company was originally organized to provide comprehensive health care services, but due to its inability to raise sufficient capital, was unable to implement its business plan. The Company became inactive in November 1990.

REORGANIZATION
On March 26, 1993, the Company entered into an acquisition agreement (the "Acquisition Agreement") with Louis V. Muro, currently an officer and a director of the Company, and former Officers and Directors of the Company (collectively the "Seller"), for the purchase of certain technology owned and developed by the Seller (the "Technology") to be used to design, develop and construct a prototype machine and thereafter a production quality machine for the cryogenic disintegration of used tires. The Technology was conceptually developed by the Seller prior to their affiliation or association with the Company. On March 26, 1993, the Company entered the development stage.

CHANGE OF NAME
On July 11, 1997, the Company changed its name from Tirex America, Inc. to The Tirex Corporation.

DEVELOPMENT STAGE
At June 30, 2009, the Company is still in the development stage. The operations consist mainly of raising capital, obtaining financing, developing equipment, obtaining customers and supplies, installing and testing equipment and administrative activities.

NOTE 2 GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

In March 1993, the Company had begun its developmental stage with a new business plan. As of March 2000, the Company had developed a production quality prototype of its patented system for the disintegration of scrap tires, but nonetheless continued its research and development efforts to improve the machine's performance and to permit greater flexibility in design for specific customer applications. Due to the Company’s lack of working capital during the year ended June 30, 2002, all rubber crumb production was suspended and research and development efforts have been hampered. Pending receipt of funding from operations, government assistance, loans or equity financing, crumb rubber production and previous research and development efforts will not be resumed. While the Company has engaged the process of marketing the TCS System to numerous potential clients since the beginning of the fiscal year commencing July 1, 2000, as of June 30, 2009, the Company had not yet consummated an unconditional purchase order for a TCS System. As a result, the Company expects to continue to incur operating losses and may not have enough capital to grow its business in the future or continue as a going concern. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result if the Company is unable to continue as a going concern.

To successfully grow the business, the Company must decrease its cash outflows, improve its cash position and succeed in its ability to raise additional capital through a combination of primarily public or private equity offerings or strategic alliances. The Company is also dependent on the success of its marketing of its TCS Systems. The Company's uncertainty as to its ability to generate revenue and its ability to raise sufficient capital, raise substantial doubt about the entity's ability to continue as a going concern.

The Company is currently in the process of trying to obtain additional financing for its current operations and consummate an initial sale of its TCS Systems.

As reported in the accompanying financial statements, the Company incurred a net profit of $458,013 for the year ended June 30, 2009 and a net profit of $2,882,338 for the year ended June 30, 2008. The net profit realized is primarily due to the change in derivative value. The change in derivative value is recorded in other income and expense in the statements of operations and is a non-cash transaction.

NOTE 3 SUMMARY OF ACCOUNTING POLICIES

This summary of significant accounting policies is provided to assist the reader in understanding the Company’s financial statements. The financial statements and notes thereto are the representations of the Company’s management. The Company’s management is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

BASIS OF PRESENTATION
These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. Dollars. The Company’s fiscal year-end is June 30.

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

CASH AND CASH EQUIVALENTS
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments, with a maturity of three months or less, to be cash equivalents. There were no cash equivalents as of June 30, 2009 and 2008.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost less accumulated depreciation and provisions for write-downs. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets which is generally five years for machinery and equipment.

Maintenance and repair costs are expensed as incurred while additions and betterments are capitalized. The cost and related accumulated depreciation of assets sold or retired are eliminated from the accounts and any gains or losses are reflected in earnings.

The Company has taken depreciation and impairment charges over the years on its machinery and equipment bringing its carrying value, at June 30, 2009 and 2008, to $0.

INTANGIBLE ASSETS
Intangible assets are carried at the purchased cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally from fifteen to twenty years.

ESTIMATES
The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding and, when dilutive, potential shares from stock options, stock warrants to purchase common stock using the treasury method, and conversions of preferred stock and outstanding debt using the “if converted” method.

Diluted EPS Calculation Summary
For the year ended June 30, 2008

Weighted average shares outstanding, basic	252,126,303
Net Income	2,882,338
Basic EPS	0.01

Adjustments to WASO due to dilution	9,933,625,485
Adjustments to net income due to dilution	87,234

New WASO	10,185,751,788
New Net Income	2,969,572

Diluted EPS	0.00

Diluted EPS Calculation Summary
For the year ended June 30, 2009

Weighted average shares outstanding, basic	740,673,574
Net Income	458,013
Basic EPS	0.00

Adjustments to WASO due to dilution	454,737,679
Adjustments to net income due to dilution	71,890

New WASO	1,195,411,253
New Net Income	529,903

Diluted EPS	0.00

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company accounts for its financial instruments in accordance with ASC Topic 825, which requires the disclosure of fair value information about financial instruments when it is practicable to estimate that value. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, inventory, accounts payable, accrued liabilities and convertible notes. The estimated fair value of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities and other short-term liabilities approximate their carrying amounts due to the short-term nature of these instruments. The fair value of related party transactions is not determinable due to their related party nature. The carrying value of the convertible notes also approximates fair value since their terms are similar to those in the lending market for comparable loans with comparable risks. None of these instruments are held for trading purposes.

FAIR VALUE MEASUREMENTS
In accordance with the authoritative guidance on fair value measurements and disclosure under U.S. GAAP, the Company determines fair value using a fair value hierarchy that distinguishes between market participant assumptions developed based on market data (observable inputs) obtained from sources independent of the reporting entity, and a reporting entity’s own assumptions (unobservable inputs) about market participant assumptions developed based on the best information available in the circumstances and expands disclosure about fair value measurements.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the Company’s principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date, essentially the exit price.

The levels of fair value hierarchy are as follows:

  Level one – Quoted market prices in active markets for identical assets or liabilities;
  Level two – Inputs other than level one inputs that are either directly or indirectly observable; and
  Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Level 1 investments are valued based on quoted market prices in active markets. Level 2 investments are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by the Company. The Company evaluates its hierarchy disclosures each quarter.

The Company utilizes various types of financing to fund its business needs including convertible notes with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative, and if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At June 30, 2009 and 2008, the Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the units consisting of convertible notes. The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability as of June 30, 2009 was $1,230,621 (June 30, 2008 - $2,325,572) and the gain due to valuation for the twelve months ended June 30, 2009 and 2008 was $1,007,865 and $4,088,506, respectively.

INCOME TAXES
The Company uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as part of the provision for income taxes in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized in the future.

The Company has net operating loss carry forwards of approximately $18.6 million as of June 30, 2009, expiring through 2029, that may be offset against future taxable income. Because of the uncertainties discussed in Note 2, however, any deferred tax asset established for utilization of the Company's tax-loss carry forwards correspondingly requires a valuation allowance of the same amount. The Company had no uncertain tax positions at June 30, 2009 or 2008.

Utilization of net operating loss carry forwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as well as state and foreign provisions. These ownership changes may limit the amount of net operating loss carry forwards that can be utilized annually to offset future taxable income and tax, respectively. Subsequent ownership changes could further affect the limitation in future years. These annual limitation provisions may result in the expiration of certain net operating losses and credits before utilization.

DERIVATIVE INSTRUMENTS

The Company does not enter into derivative contracts for purposes of risk management or speculation. However, from time to time, the Company enters into contracts, namely convertible notes, that are not considered derivative financial instruments in their entirety, but that include embedded derivative features.

In accordance with FASB ASC Topic 815-15, Embedded Derivatives, and guidance provided by the SEC Staff, the Company accounts for these embedded features as a derivative liability at fair value, and the unrealized changes in the values of these derivatives are recorded in the statement of operations as gain or loss on derivatives.

FOREIGN CURRENCY TRANSLATION

a) Reporting Currency
The Company's functional currency is the Canadian dollar. Accordingly, the consolidated financial statements are converted into the reporting currency (the U.S. dollar) using the current rate method. Under this method, the consolidated financial statements are converted into U.S. dollars as follows: assets and liabilities are converted at the exchange rate in effect at the date of the balance sheet, and revenue and expenses are converted using the average exchange rate for the period. All gains and losses resulting from the conversion of the consolidated financial statements into the reporting currency are included in other comprehensive income or loss for the period and accumulated in a separate component of stockholders’ equity as accumulated other comprehensive income or loss.

b) Foreign Currency Transactions
Transactions denominated in currencies other than the functional currency are converted into Canadian dollars (the functional currency) using the exchange rate in effect at the date of the transaction or the average rate for the period in the case of recurring revenue and expense transactions. Monetary assets and liabilities are revalued into the functional currency at each balance sheet date using the exchange rate in effect at that date, with any resulting exchange gains or losses being credited or charged to the statement of operations. Non-monetary assets and liabilities are recorded in the functional currency using the exchange rate in effect at the date of the transaction and are not revalued for subsequent changes in exchange rates.

STOCK BASED COMPENSATION
The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods. The Company uses the Black-Scholes option pricing model to determine the fair value of the stock-based compensation that it grants to employees and non-employees. The Company is required to make certain assumptions in connection with this determination, the most important of which involves the calculation of volatility with respect to the price of its common stock. The computation of volatility is intended to produce a volatility value that is representative of the Company’s expectations about the future volatility of the price of its common stock over an expected term. The Company used its share price history to determine volatility and cannot predict how the price of its common shares of common stock will react on the open market in the future. As a result, the volatility value that the Company calculated may differ from the future volatility of the price of its shares of common stock.

CASHLESS EXERCISE OF STOCK OPTIONS
The Company issued stock options to directors to purchase common stock where the holder is entitled to exercise the stock options on a cashless basis. The Company accounts for the issuance of common stock on the cashless exercise of stock options on a net basis.

REVENUE RECOGNITION
The Company will generally recognize revenue from the sale of TCS Systems using the percentage-of-completion method when persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectability is probable. The percentage-of-completion method will also require management to make certain estimates and assumptions that will affect the reported amounts of revenues and expenses. All other revenue from other products will be recognized when shipped to the customer. The Company has recognized a small amount of revenue since entering the development stage.

PRIOR PERIOD RECLASSIFICATION
Certain reclassifications to the financial statements have been made to prior period amounts to conform to the presentation of the current period.

RECENT ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2010, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) on January 21, 2010, to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The changes also clarify existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements. The adoption of these changes had no impact on the interim condensed consolidated financial statements.

Effective January 1, 2010, the Company adopted changes issued by the FASB on February 24, 2010, to accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or available to be issued, otherwise known as “subsequent events.” Specifically, these changes clarified that an entity that is required to file or furnish its financial statements with the Securities and Exchange Commission (“SEC”) is not required to disclose the date through which subsequent events have been evaluated. Other than the elimination of disclosing the date through which management has performed its evaluation for subsequent events, the adoption of these changes had no impact on the interim condensed consolidated financial statements.

In January 2010, the FASB issued changes to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes become effective for the Company beginning January 1, 2011. Other than the additional disclosure requirements, management has determined these changes will not have an impact on the interim condensed consolidated financial statements.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have Vendor Specific Objective Evidence (“VSOE”) of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods ending after June 15, 2010 and early adoption is permitted. The adoption of the new standards will not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued guidance establishing the Codification as the source of authoritative U.S. Generally Accepted Accounting Principles (U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the Codification, provide background information about the guidance and provide the vases for conclusions on changes in the Codification. All content in the Codification carries the same level of authority, and the U.S. GAAP hierarchy was modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. The Codification is effective for the Company’s interim and annual periods beginning with the Company’s year ending June 30, 2009. Adoption of the Codification affected disclosures in the Consolidated Financial Statements by eliminating references to previously issued accounting literature, such as SFASs, EITFs and FSPs.

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These new standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and require ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. The adoption of the new standards will not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued guidance establishing general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued and shall be applied to subsequent events not addressed in other applicable generally accepted accounting principles. This guidance, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations and cash flows.

Note 4 PROPERTY AND EQUIPMENT

As at June 30, 2009 and 2008, plant and equipment consisted of the following:

Furniture, fixtures and equipment	$149,516
Manufacturing equipment	87,400
Subtotal	236,916

Less: Accumulated depreciation and amortization	236,916
Total	$0

Depreciation and amortization expense charged to operations for the years ended June 30, 2009 and 2008 was $0.

During the year ended June 30, 2008, the Company recorded an impairment in the value of its remaining manufacturing equipment in the amount of $25,000 reducing its carrying value to $0.

NOTE 5 PATENTS

The Company’s technology is patent protected in both the United States and Canada. Patent maintenance fees are current in both countries. The valuation on the Balance Sheet reflects a nominal value in recognition of valid patents initiated and obtained by the Company and does not attempt to establish the true commercial value.

NOTE 6 CONVERTIBLE SUBORDINATED DEBENTURES

The Company issued Type B Convertible Subordinated Debentures between December 1997 and February 1998. These debentures bore interest at 10% and were convertible into common shares of the Company at $0.20 per share. The conversion privilege on the remaining $55,000 of these debentures expired.

NOTE 7 CONVERTIBLE NOTES

The Convertible Notes appearing on the balance sheet consisted of an investment arrangement with a group of institutional investors involving a multi-stage financing under which the Company had access to, at its option, up to $5,000,000. A first tranche of $750,000 was completed but no further draw downs were made. The terms of the convertible note were:

Balance at June 30, 2009 and 2008	$399,389

Interest rate	8%, payable quarterly, commencing June 30, 2001, and 18% after March 10, 2003, the default date

Issue date	February 26, 2001

Maturity date	February 26, 2003

Redemption rights	If not converted, the holder may require the Company to redeem at any time after maturity for the principal amount plus interest.

Conversion ratio

Lower of (i) – 80% of the average of the three lowest closing bid prices for the thirty trading days prior to the issue date, which equals $.073, or (ii) – 80% of the average of the three lowest closing bid prices for the sixty trading days prior to the conversion date.

Common stock warrants

The Convertible Notes carried an option to purchase Common stock warrants at the rate of one Warrant for each $1.25 of purchase price. The exercise price on the first tranche of $ 750,000 is $ .077 per share. As of June 30, 2009 and 2008, the term of these warrants had expired.

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

A convertible note, under a private arrangement, consists of the following:

Balance at June 30, 2009 and 2008	$ 185,556

Interest rate	8%

Issue date	July 19th , 2000

Maturity date	January 19th , 2002

Redemption rights	If not converted, the holder may require the Company to redeem at any time after maturity for the principal amount plus interest.

Conversion ratio

As stated in the note agreement, it is not convertible prior to July 19th , 2001, at 20% discount to market between July 19th , 2001 and January 19th , 2002 or at 25% to market if held to maturity, to a maximum of not more than 2,500,000 shares. The note holder subsequently amended the agreement to provide for a conversion price of $0.33 per share.

A convertible note, under a private arrangement, consisted of the following:
Balance at June 30, 2009	$0
Balance at June 30, 2008	$88,000

The note is due on demand and is non-interest bearing. The note was converted in 2009 to common stock.

NOTE 8 CONVERTIBLE NOTES - PRIVATE INVESTORS

Commencing in Fiscal year 2006, certain expenses of the Company have been funded by a series of non-interest bearing convertible notes with no specific terms of repayment made by a significant number of private individuals investing modest amounts. The total dollars received from these private investors up to June 30, 2009 is U.S.$239,100. These private investors, fully cognizant of the Company’s situation, accepted that their investments were being made and represented by a convertible debt, the conversion of which could occur only once the Company would have shares available for issuance. These debts are convertible at fixed prices rather than as a discount to market and range from $.0007 to $.006 per share.

	Fiscal year	Fiscal year	Fiscal year	Fiscal year
	2006	2007	2008	2009

Dollars received	$60,700	$54,000	$77,100	$47,300

Shares to be issued	13,140,000	12,900,000	21,700,000	38,371,429

Of the above shares, most were issued, unrestricted, during the year ended June 30, 2009. The remaining shares will be issued during Fiscal year 2010. The balance owing to private investors awaiting conversion to common shares, at June 30, 2009 and 2008, was $35,300 and $191,800, respectively.

NOTE 9 DERIVATIVE FINANCIAL INSTRUMENTS

ASC Topic 815 (“ASC 815”) requires that all derivative financial instruments be recorded on the balance sheet at fair value. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The Company issued convertible notes and stock warrants and has evaluated the terms and conditions of the conversion features contained in the notes and warrants to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC 815. The Company determined that the conversion features contained in the notes and warrants represent freestanding derivative instruments that meet the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instruments in the notes and warrants is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instruments of the convertible notes and warrants was measured at the inception date of the notes and warrants and each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date.

Tirex valued the conversion features in its convertible notes using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return ranging from 1.32% to 4.87%, grant dates of stock warrants, the term of the stock warrants, conversion prices ranging from $0.00008 to $0.33, current stock prices on the measurement date ranging from $0.0007 to $0.076, and the computed measure of the Company’s stock volatility, ranging from 166% to 2,986%. The balances as of June 30, 2008 and 2009 are $2,325,572 and $1,230,621, respectively.

Derivative Liability Summary:

Derivative liability, June 30, 2007	6,231,638

Change in derivative liability	(3,906,066)

Derivative liability, June 30, 2008	2,325,572

Change in derivative liability	(1,094,951)

Derivative liability, June 30, 2009	1,230,621

NOTE 10 RELATED PARTY TRANSACTIONS

Accrued liabilities include amounts primarily due to Directors, Officers and employees. Historically, such amounts due have been repaid through the issuance of stock. At June 30, 2009 and June 30, 2008, the balances owing to Directors and Officers was $1,534,648 and $2,357,021, respectively. These amounts are without interest or terms of repayment. An amount of $9,750 for rental expense was charged by John Threshie, the Company’s President & CEO, for the year ended June 30, 2009.

Notes payable at June 30, 2008 included an amount of $162,500 which was payable to Ocean Tire Recycling & Processing Co., Inc., a company previously owned by a former Director of the Company, Louis A. Sanzaro, and now deceased. The Company negotiated a Settlement Agreement with the family of Louis A. Sanzaro with respect to this note, lease obligations and other expenses paid by Mr. Sanzaro, under which the Company would issue a total of 50,000,000 shares. 34,249,800 million shares were issued during the quarter ended September 30, 2008 and the remaining 15,750,200 shares will be issued in the future. A common stock payable of $43,500 has been recorded for the remaining 15,750,200 shares to be issued in the future.

Note 11 COMMON STOCK

On January 31, 2001, the Company's stockholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of Common stock, par value $0.001, from 165,000,000 shares to 250,000,000 shares. On February 11, 2008, the Company's Board of Directors approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of Common stock, par value $0.001, from 250,000,000 shares to 1,000,000,000 shares. On May 7, 2009, the Company's Board of Directors approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of Common stock, par value $0.001, from 1,000,000,000 shares to 1,500,000,000 shares. As at June 30, 2009, the Company had 1,119,492,216 Common shares issued and outstanding.

During the year ended June 30, 2009, the Company issued 827,496,324 common shares summarized as follows:

a)	Common Stock Issued for Settlement of Convertible Notes and Accounts Payable and Accrued Liabilities – Non-Related Parties

During 2009, the Company issued 191,750,000 common shares, valued at $349,116, in settlement of $345,018 of convertible notes previously issued by the Company and accounts payable and accrued liabilities at stock prices between .001 and .004, recording a total net loss on settlement of $4,098. The common stock was valued at the conversion rate in accordance with the convertible debt or at the market price on the date of grant.

b)	Common Stock Issued for Services

During 2009, the Company issued 64,900,000 common shares, valued at $87,463, in settlement of $102,335 of services rendered at stock prices between $.001 and $.004, recording a total net gain on settlement of $14,872. The common stock was valued at the market price on the date of grant.

c)	Common Stock Issued for Conversion of Debt (private investors)

During 2009, the Company issued 50,140,000 common shares in settlement of $203,800 of funding from private investors, as described in Note 8, at stock prices between $.0007 and $.006. The common stock was valued using the conversion rate in accordance with the terms of the agreement. No gain or loss on conversion was recorded.

d)	Common Stock Issued to Related Parties

During 2009, the Company issued 513,206,324 common shares, valued at $1,033,946, in settlement of $1,316,873 of convertible debts and accrued liabilities from related parties, Directors and Officers, as described in Note 10, at stock prices between $.001 and $.008, recording a total net gain on settlement of $282,927. The common stock was valued at the market price on the date of grant.

e)	Common Stock Issued for Stock Options exercised on a Cashless Basis

During 2009, the Company issued 6,000,000 common shares in settlement of options exercised by Directors and Officer, as described in Note 13, on a cashless basis at an exercise price of $.002. During the year ended June 30, 2004, an Officer of the Company exercised stock options pursuant to a services agreement. The exercise of these stock options entitled the Officer to 1,500,000 common shares of the Company on a cashless basis. These shares were issued during the first quarter of Fiscal year 2009 at an exercise price of $.001.

During the year ended June 30, 2008, the Company issued 42,100,000 common shares summarized as follows:

a)	Common Stock Issued for Settlement of Convertible Notes and Accounts Payable and Accrued Liabilities – Non-Related Parties

During 2008, the Company issued 20,000,000 common shares, valued at $144,000, in settlement of $40,000 of convertible notes previously issued by the Company and accounts payable and accrued liabilities at stock prices between .005 and .008, recording a total loss on settlement of $104,000. The common stock was valued at the conversion rate in accordance with the convertible debt or at the market price on the date of grant.

b)	Common Stock Issued for Services

During 2008, the Company issued 22,100,000 common shares, valued at $152,600, in settlement of $94,200 of services rendered at stock prices between $.006 and $.007, recording a loss on settlement of $58,400. The common stock was valued at the market price on the date of grant.

Note 12 PREFERRED STOCK

On June 19, 2008, the Company’s Board of Directors approved an amended Certificate of Designation with respect to the authorization and issuance of up to 3,000,000 Series A Preferred shares, an increase from the 1,000,000 shares of Series A Preferred stock that were authorized to be issued in the Certificate of Designation of Series A Preferred stock passed by the Board of Directors on February 12, 2008. No cash dividends shall be paid with respect to the shares of Series A Preferred stock. The Series A Preferred stock shall give its holders the right to 100 votes per share on any matter properly before the shareholders for a vote. The voting rights of the Series A Preferred stock shall be subject to all splits and each share will be convertible into 5 shares of Common stock upon the earlier of: (i) the holders’ election or (ii) January 8, 2009. The holders of all shares of Series A Preferred stock shall not be subject to any non-cash distributions to holders of shares of Common stock, including without limitation, stock dividends, stock splits and securities issued in a recapitalization. In the event of liquidation or winding up of the Corporation, the holders of the Series A Preferred stock will be entitled to receive, prior and in preference to the holders of the Common stock, an amount up to but not greater than the original purchase price per share of Series A Preferred stock, notwithstanding the par value of the Series A Preferred stock. These three million Series A Preferred Shares were issued to three Directors and Officers in June 2008. The value assigned to this issuance is $286,000, based on an estimate of the fair market value on the issuance date. The fair market value is calculated as the greater of (i) the converted value to common stock at a ratio of 1:5 and, (ii) the value of the voting rights. These shares as a group represent a controlling voting interest. The fair market value also takes into account this control premium. The control premium is based on publicly traded companies or comparable entities which have been recently acquired in arm’s-length transactions. The preferred shares were issued to settle accrued liabilities to the Directors and Officers in the amount of $15,000. A loss on issuance of these preferred shares was recognized in the income statement in the amount of $271,000.

On March 31, 2009, the Company’s Board of Directors approved an amended Certificate of Designation with respect to the authorization and issuance of up to 15,000,000 Series A Preferred shares, an increase from the 3,000,000 shares of Series A Preferred stock that were authorized to be issued in the Certificate of Designation of Series A Preferred stock passed by the Board of Directors on May 12, 2008. No cash dividends shall be paid with respect to the shares of Series A Preferred stock. The Series A Preferred stock shall give its holders the right to 100 votes per share on any matter properly before the shareholders for a vote. The voting rights of the Series A Preferred stock shall be subject to all splits and each share will be convertible into 5 shares of Common stock upon the earlier of: (i) the holders’ election or (ii) January 8, 2009. The holders of all shares of Series A Preferred stock shall not be subject to any non-cash distributions to holders of shares of Common stock, including without limitation, stock dividends, stock splits and securities issued in a recapitalization. In the event of liquidation or winding up of the Corporation, the holders of the Series A Preferred stock will be entitled to receive, prior and in preference to the holders of the Common stock, an amount up to but not greater than the original purchase price per share of Series A Preferred stock, notwithstanding the par value of the Series A Preferred stock. These twelve million Series A Preferred Shares were issued to three Directors and Officers in March 2009. The value assigned to this issuance is $175,000, based on an estimate of the fair market value on the issuance date. The fair market value is calculated as the greater of (i) the converted value to common stock at a ratio of 1:5 and, (ii) the value of the voting rights. These shares as a group represent a controlling voting interest. The the fair market value also takes into account this control premium. The control premium is based on publicly traded companies or comparable entities which have been recently acquired in arm’s-length transactions. The preferred shares were issued to settle accrued liabilities to the Directors and Officers in the amount of $60,000. A loss on issuance of these preferred shares was recognized in the income statement in the amount of $115,000.

Note 13 STOCK OPTIONS

a) Stock Options

Under executive employment agreements with Tirex, its three officers, John Threshie, Lou Muro and Michael Ash have been granted stock options for each of the fiscal years June 30, 2008 and 2009.

1) John L. Threshie Jr., President

3,000,000 stock options at the beginning of the fiscal years 2008 and 2009. The stock options are exercisable within three years of the date of issue of the stock options. The exercise price of the stock options are as follows:

Year 1 – Lesser of $.20 or 50% of market

Year 2 – Lesser of $.40 or 50% of market

Year 3 – Lesser of $.50 or 50% of market

2) Michael D.A. Ash, Secretary-Treasurer & Chief Financial Officer

2,000,000 stock options at the beginning of the fiscal years 2008 and 2009. The stock options are exercisable within three years of the date of issue of the stock options. The exercise price of the stock options are as follows:

Year 1 – Lesser of $.20 or 50% of market.

Year 2 – Lesser of $.40 or 50% of market.

Year 3 – Lesser of $.50 or 50% of market.

3) Louis V. Muro, Vice President - Engineering

1,000,000 stock options at the beginning of the fiscal years 2008 and 2009. The stock options are exercisable within three years of the date of issue of the stock options. The exercise price of the stock options are as follows:

Year 1 – Lesser of $.20 or 50% of market.

Year 2 – Lesser of $.40 or 50% of market.

Year 3 – Lesser of $.50 or 50% of market.

A summary of the changes in the Company’s common share stock options is presented below:

	June 30, 2009		June 30, 2008

		Weighted		Weighted
	Number of	Average Exercise	Number of	Average Exercise
	Stock Options	Price ($)	Stock Options	Price ($)
Balance at beginning of the year	6,000,000	0.002	-	-
Granted	6,000,000	0.001	6,000,000	0.002
Exercised	(6,000,000)	(0.002)	-	-
Forfeited	-	-	-	-
Balance at end of the year	6,000,000	0.001	6,000,000	0.002

The fair value of the options granted during the year was measured at the date of grant using the Black-Scholes option pricing model with the following weigthed-average assumptions:

	Year ended
	June 30,
	2009	2008
Risk - free interest rate	0.795%	2.51%
Expected volatility	1805.3%	2739.2%
Expected life of stocks options (in years)	1.5	1.50
Assumed dividends	None	None

The Company recognized compensation expense related to stock options for the years ended June 30, 2009 and 2008 of $30,000 and $24,000, respectively.

Note 14 RENTAL EXPENSE AND COMMITMENTS

Rental expense for the year ended June 30, 2009 amounted to $9,750, and was payable to John Threshie, the Company’s President & CEO. Rental expense for the year ended June 30, 2008 amounted to $0.

At June 30, 2009, the Company was in arrears of rent, including interest and related charges, in the approximate amount of $560,000 related to its former occupation of premises in Montreal up to the end of Fiscal year 2003. A settlement agreement with the former landlord is in place under the terms of which the Company would pay to the former landlord the sum of $140,000 from the proceeds to the Company of revenues from each of the first four sales of TCS Systems.

As of June 30, 2009, the Company does not have any outstanding lease commitments or minimum annual rental payments and sub-lease income.

Note 15 LITIGATION

An action was instituted by Plaintiffs, an individual and a corporation, in March 2001, in a Canadian court alleging a breach of contract and claims damages of approximately $795,000 representing expenses and an additional approximate amount of $5,411,000 in loss of profits. The current action follows two similar actions taken in United States courts, the first of which was withdrawn and the second of which was dismissed based on forum non convenience and other considerations. A detailed answer has been filed by the Company denying all liability, stating further that Plaintiffs failed to comply with their obligations. Counsel for the Company believes that the Company has meritorious defenses to all of the Plaintiff's claims. The action is still pending.

A Plaintiff instituted an action, a corporation, in August 2001 in a Canadian court claiming approximately $99,000 is due and owing for the manufacture and delivery of tire disintegrators. The Company has prepared its defense and a cross claim of $100,000 against the Plaintiff as the product delivered was defective and the Company believes it is entitled to a reimbursement of sums paid. The action is still pending.

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

An action was instituted by a Plaintiff, a corporation, in March 2001 in a Canadian court. The Company did not defend the action and, as such, a judgment was rendered against it in August 2001, by which judgment it was ordered to pay the Plaintiff $28,443. Execution of the judgment was attempted in 2002, without success. This matter has remained effectively dormant since February 2002. The Company has fully accrued the amount of the judgment.

Note 16 RESTATEMENT OF FINANCIAL STATEMENTS (UNAUDITED)

On August 27, 2009, the Company was informed that the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of Moore & Associates who was serving as the Company’s independent registered public accounting firm. The revocation was a result of Moore’s violation of PCAOB rules and auditing standards. This revocation of Moore’s registration required the Company to have the financial statements previously issued for the fiscal year ended June 30, 2008 reaudited.

This reaudit produced material differences from the previously issued financial statements. These misstatements are the result of errors described in the annotations following the restated financial statements. One such significant error is described more fully in the following paragraph:

The Company issued Convertible Notes on February 26, 2001 having a face value of $750,000 but had not implemented ASC Topic 815 (“ASC 815”). As a result of the implementation of ASC 815 during Fiscal 2009, the Company recorded a derivative liability, note discount, gain (loss) on the change in the fair value of the derivative liability, accretion expense and interest expense on the accretion of the note discount, as applicable, during the Fiscal years 2001 to 2009. The accounting policies adopted are more fully explained in Note 3, Fair Value Measurements, and Note 9, Derivative Financial Instruments. The restated financial statements provide the impact, for each of the years, on the balance sheet and statement of operations and comprehensive income (loss).

Included in this note are the restated 2001 to 2008 fiscal year financial statements, presented by annual period restatements and by each year’s quarterly period restatements. For comparative purposes, the table below presents the restated balance sheets and income statements compared to the original financial statements issued. With the exception of the 2008 fiscal year, all the adjustments relate to the liabilities and shareholders’ equity (deficit) sections of the balance sheet. Since the restated balance sheets from 2001 to 2007 do not include adjustments to any asset values, only the value of total assets has been presented on the balance sheet for each of those restated fiscal years.

a) Annual Periods

CONSOLIDATED BALANCE SHEET
JUNE 30, 2008

	June 30,			June 30,
	2008	Net Change		2008
	Original			Restated
ASSETS

Property and equipment	$25,000	(25,000)		$-

Other assets
Patents	1	-		1
Total Other Assets	1	-		1
Total Assets	$25,001	(25,000)	(h)	$1

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$1,478,922	263,351	(g)	$1,742,273
Accrued liabilties - related parties	-	2,357,021	(g)	2,357,021
Notes payable - related party	-	162,500	(g)	162,500

			(g),(b),
Convertible notes - non-related parties	-	920,245	(d)	920,245
Derivative liability	-	2,325,572	(a),(c)	2,325,572
Total Current Liabilities	1,478,922	6,028,689		7,507,611

Other liabilities
Long-term deposits and convertible notes	306,000	(306,000)	(g)	-
Convertible notes	399,389	(399,389)	(g)	-
Convertible notes	185,556	(185,556)	(g)	-
Convertible loans	2,756,215	(2,756,215)	(g)	-
Total Other Liabilities	3,647,160	(3,647,160)		-

Total Liabilities	5,126,082	2,381,529		7,507,611

Stockholders' Equity (Deficit)
Preferred stock, $.005 par value, authorized 15,000,000 Series A shares, issued and outstanding 3,000,000 Series A shares	15,000	-		15,000
Common stock, $.001 par value, authorized 1,000,000,000 shares, issued and outstanding 291,995,892 shares	291,996	-		291,996

			(e),(f),(j
Additional paid-in capital	25,255,619	549,846	),(k)	25,805,465
Deficit accumulated prior to entering development stage	-	(1,057,356)	(s)	(1,057,356)
			(c),(d),
			(e),(f),
			(h),(i),
			(j),(k),
			(l),(m),
			(n),(o),
Deficit accumulated during the development stage	(30,058,456)	(1,899,287)	(p)	(31,957,743)
Unrealized loss on foreign exchange	(605,240)	268		(604,972)
	(5,101,081)	(2,406,529)		(7,507,610)

Total Liabilities and Stockholders' Equity (Deficit)	$25,001	(25,000)		$1

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED JUNE 30, 2008

		For the Year
		Ended June 30,
	2008	Net Change		2008
	Original			Restated
Revenues	$-	-		$-
Cost of Sales	-	-		-
Gross profit	-	-		-
Operations
			(f),(l),
			(m),(o),
General and administrative	451,526	403,419	(p)	854,945
Total Expense	451,526	403,419		854,945
Income (loss) before other expenses	(451,526)	(403,419)		(854,945)
Other expenses (income)
Interest expense	46,795	(65,412)	(i)	(18,617)
Impairment of fixed assets	-	25,000	(h)	25,000
(Gain) on change in derivative liability	-	(3,906,066)	(c)	(3,906,066)
Loss on settlement of debt	-	162,400	(k)	162,400
Total Other expenses (income)	46,795	(3,784,078)		(3,737,283)
Provision for income taxes	-	-		-
Net income (loss)	(498,321)	3,380,659		2,882,338
Other comprehensive income (loss)
Loss (gain) on foreign exchange	-	-		-
Net income (loss) and comprehensive income (loss)	$(498,321)	3,380,659		$2,882,338

Net income and comprehensive income per share - basic	$(0.00)			$0.01

Net income and comprehensive income per share - diluted				$0.00

Weighted average number of shares - basic	252,126,303			252,126,303

Weighted average number of shares - diluted				10,185,751,788

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 2008

		For the Year
		Ended June 30,
	2008	Net Change		2008
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$(498,322)	$3,380,660		$2,882,338

Adjustments to reconcile net income to net cash used in operating activities:
Imputed interest	-	28,344	(e)	28,344
Impairment of fixed assets	-	25,000	(h)	25,000
(Gain) loss on settlement of debt	-	162,400	(k)	162,400
Loss on issuance of preferred stock	-	271,000	(f)	271,000
Common stock issued in exchange for services and expenses	-	102,200	(l)	102,200
Stock options issued in exchange for services	-	24,000	(m)	24,000
Change in derivative liability	-	(3,906,066)	(c)	(3,906,066)

Changes in assets and liabilities:
(Increase) decrease in:
(Decrease) increase in :
Accounts payable and accrued liabilities	504,485	(398,069)	(g)	106,416
Accrued liabilities - related parties	-	233,163	(g)	233,163

Net cash used provided by (used in) operating activities	6,163	(77,368)		(71,205)

Cash flow from financing activities:
Proceeds from private investors	-	77,100	(g)	77,100

Net cash provided by financing activities	-	77,100		77,100

Effect of Exchange rate changes on cash and cash equivalents	(6,163)	268		(5,895)

Net (decrease) increase in cash and cash equivalents	-	-		-

Cash and cash equivalents - beginning of period	-	-		-

Cash and cash equivalents - end of period	$-	$-		$-

				Twelve months ended
				June 30, 2008

Non-cash financing and Investing Activities:

Issuance of common stock for the settlement of accrued liabilities - related parties				20,000

Issuance of common stock for the settlement of convertible notes - non-related parties				12,000

CONSOLIDATED BALANCE SHEET
JUNE 30, 2007

	June 30,			June 30,
	2007	Net Change		2007
	Original			Restated
ASSETS

Total Assets	$25,001	-		$25,001

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$1,488,211	275,856	(g)	$1,764,067
Accrued liabilties - related parties	-	2,131,148	(g)	2,131,148
Notes payable - related party	-	162,500	(g)	162,500
Convertible notes - non-related parties	-	754,645	(g),(b),(d)	754,645
Derivative liability	-	6,231,638	(a),(c)	6,231,638
Total Current Liabilities	1,488,211	9,555,787		11,043,998

Other liabilities
Long-term deposits and convertible notes	217,500	(217,500)	(g)	-
Convertible notes	399,389	(399,389)	(g)	-
Convertible notes	185,556	(185,556)	(g)	-
Convertible loans	2,421,442	(2,421,442)	(g)	-
Total Other Liabilities	3,223,887	(3,223,887)		-

Total Liabilities	4,712,098	6,331,900		11,043,998

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized
250,000,000 shares, issued and outstanding
249,895,892 shares	249,896			249,896
Additional paid-in capital	25,222,219	5,402	(e)	25,227,621
Deficit accumulated prior to entering development stage	-	(1,057,356)		(1,057,356)
			(c),(d),(e),
Deficit accumulated during the development stage	(29,560,135)	(5,279,946)	(j)	(34,840,081)
Unrealized loss on foreign exchange	(599,077)			(599,077)
	(4,687,097)	(6,331,900)		(11,018,997)

Total Liabilities and Stockholders' Equity (Deficit)	$25,001	-		$25,001

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED JUNE 30, 2007

		For the Year
		Ended June 30,
	2007	Net Change		2007
	Original			Restated
Revenues	$-	-		$-
Cost of Sales	-	-		-
Gross profit	-	-		-
Operations
General and administrative	409,054		(j)	409,054
Total Expense	409,054	-		409,054
Income (loss) before other expenses	(409,054)	-		(409,054)
Other expenses (income)
Interest expense	46,795	-		46,795
(Gain) on change in derivative liability	-	(339,886)	(c)	(339,886)
Total Other expenses (income)	46,795	(339,886)		(293,091)
Provision for income taxes	-	-		-
Net income (loss)	(455,849)	339,886		(115,963)
Other comprehensive income (loss)
Loss (gain) on foreign exchange	-	-		-
Net loss and comprehensive loss	$(455,849)	339,886		$(115,963)

Net loss and comprehensive loss per share - basic and diluted	$(0.00)			$(0.00)

Weighted average number of shares - basic and diluted	249,895,892			249,895,892

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 2007

		For the Year
		Ended June 30,
	2007	Net Change		2007
	Original			Restated
Cash flows from operating activities:
Net income (loss)	$(455,849)	$339,886		$(115,963)
Adjustments to reconcile net income to net cash used in operating activities:
Change in derivative liability	-	(339,886)	(c)	(339,886)
Changes in assets and liabilities:
(Increase) decrease in:
(Decrease) increase in :
Accounts payable and accrued liabilities	446,023	(325,000)	(g)	121,023
Accrued liabilities - related parties	-	325,000	(g)	325,000
Net cash used in operating activities	(9,826)	-		(9,826)
Cash flow from financing activities:
Proceeds from notes payable	54,000	-		54,000
Net cash provided by financing activities	54,000	-		54,000
Effect of Exchange rate changes on cash and cash equivalents	(44,174)	-		(44,174)
Net (decrease) increase in cash and cash equivalents	-	-		-
Cash and cash equivalents - beginning of period	-	-		-
Cash and cash equivalents - end of period	$-	$-		$-

CONSOLIDATED BALANCE SHEET
JUNE 30, 2006

	June 30,			June 30,
	2006	Net Change		2006
	Original			Restated
ASSETS

Total Assets	$25,001	-		$25,001

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$1,400,688	275,856	(g)	$1,676,544
Accrued liabilties - related parties	-	1,772,648	(g)	1,772,648
Notes payable - related party	-	162,500	(g)	162,500
Convertible notes - non-related parties	-	700,645	(g),(b),(d)	700,645
Derivative liability	-	6,571,524	(a),(c)	6,571,524
Total Current Liabilities	1,400,688	9,483,173		10,883,861

Other liabilities
Long-term deposits and convertible notes	217,500	(217,500)	(g)	-
Convertible notes	399,389	(399,389)	(g)	-
Convertible notes	185,556	(185,556)	(g)	-
Convertible loans	2,008,942	(2,008,942)	(g)	-
Total Other Liabilities	2,811,387	(2,811,387)		-

Total Liabilities	4,212,075	6,671,786		10,883,861

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized
250,000,000 shares, issued and outstanding
249,895,892 shares	249,896			249,896
Additional paid-in capital	25,222,219	5,402	(e)	25,227,621
Deficit accumulated prior to entering development stage	-	(1,057,356)		(1,057,356)
			(c),(d),
Deficit accumulated during the development stage	(29,104,286)	(5,619,832)	(e),(j)	(34,724,118)
Unrealized loss on foreign exchange	(554,903)			(554,903)
	(4,187,074)	(6,671,786)		(10,858,860)

Total Liabilities and Stockholders' Equity (Deficit)	$25,001	-		$25,001

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED JUNE 30, 2006

		For the Year
		Ended June 30,
	2006	Net Change		2006
	Original			Restated
Revenues	$-	-		$-
Cost of Sales	-	-		-
Gross profit	-	-		-
Operations
General and administrative	173,778	-		173,778
Total Expense	173,778	-		173,778
Income (loss) before other expenses	(173,778)	-		(173,778)
Other expenses (income)
Interest expense	46,794	-		46,794
(Gain) on change in derivative liability	-	(2,844,613)	(c)	(2,844,613)
Total Other expenses (income)	46,794	(2,844,613)		(2,797,819)
Provision for income taxes	-	-		-
Net income (loss)	(220,572)	2,844,613		2,624,041
Other comprehensive income (loss)
Loss (gain) on foreign exchange	-	-		-
Net income (loss) and comprehensive income (loss)	$(220,572)	2,844,613		$2,624,041
Net income (loss) and comprehensive income (loss)
per common share - basic	$(0.00)			$0.01

Net income and comprehensive income per share - diluted				$0.00

Weighted average number of shares - basic	249,895,892			249,895,892

Weighted average number of shares - diluted				664,391,517

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 2006

		For the Year
		Ended June 30,
	2006	Net Change		2006
	Original			Restated
Cash flows from operating activities:
Net income (loss)	$(220,572)	$2,844,613		$2,624,041
Adjustments to reconcile net income to net cash used in operating activities:
Change in derivative liability	-	(2,844,613)	(c)	(2,844,613)
Changes in assets and liabilities:
(Decrease) increase in :
Accounts payable and accrued liabilities	238,468	(219,281)	(g)	19,187
Accrued liabilities - related parties	-	219,281	(g)	219,281
Net cash provided by operating activities	17,896	-		17,896
Cash flow from financing activities:
Proceeds from notes payable	60,700	-		60,700
Net cash provided by financing activities	60,700	-		60,700
Effect of Exchange rate changes on cash and cash equivalents	(78,596)	-		(78,596)
Net (decrease) increase in cash and cash equivalents	-	-		-
Cash and cash equivalents - beginning of period	-	-		-
Cash and cash equivalents - end of period	$-	$-		$-

CONSOLIDATED BALANCE SHEET
JUNE 30, 2005

	June 30,			June 30,
	2005	Net Change		2005
	Original			Restated
ASSETS

Total Assets	$25,001	-		$25,001

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$1,210,657	259,919	(g)	$1,470,576
Accrued liabilties - related parties	-	1,740,148	(g)	1,740,148
Notes payable - related party	-	162,500	(g)	162,500
			(g),(b),
Convertible notes - non-related parties	-	639,945	(d)	639,945
Derivative liability	-	9,416,137	(a),(c)	9,416,137
Total Current Liabilities	1,210,657	12,218,649		13,429,306

Other liabilities
Long-term deposits and convertible notes	217,500	(217,500)	(g)	-
Convertible notes	399,389	(399,389)	(g)	-
Convertible notes	185,556	(185,556)	(g)	-
Convertible loans	1,899,805	(1,899,805)	(g)	-
Total Other Liabilities	2,702,250	(2,702,250)		-

Total Liabilities	3,912,907	9,516,399		13,429,306

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized
250,000,000 shares, issued and outstanding
249,895,892 shares	249,896			249,896
Additional paid-in capital	25,222,219	5,402	(e)	25,227,621
Deficit accumulated prior to entering development stage	-	(1,057,356)	(r)	(1,057,356)
			(c),(d),
Deficit accumulated during the development stage	(28,883,714)	(8,464,445)	(e),(j)	(37,348,159)
Unrealized loss on foreign exchange	(476,307)			(476,307)
	(3,887,906)	(9,516,399)		(13,404,305)

Total Liabilities and Stockholders' Equity (Deficit)	$25,001	-		$25,001

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED JUNE 30, 2005

		For the Year
		Ended June 30,
	2005	Net Change		2005
	Original			Restated
Revenues	$-	-		$-
Cost of Sales	-	-		-
Gross profit	-	-		-
Operations
General and administrative	524,146	-		524,146
Total Expense	524,146	-		524,146
Income (loss) before other expenses	(524,146)	-		(524,146)
Other expenses (income)
Interest expense	52,620	-		52,620
Loss on change in derivative liability	-	7,140,826	(c)	7,140,826
Total Other expenses (income)	52,620	7,140,826		7,193,446
Provision for income taxes	-	-		-
Net loss	(576,766)	(7,140,826)		(7,717,592)
Other comprehensive income (loss)
Loss (gain) on foreign exchange	-	-		-
Net loss and comprehensive loss	$(576,766)	(7,140,826)		$(7,717,592)

Net loss and comprehensive loss per share - basic and diluted	$(0.00)			$(0.03)

Weighted average number of shares - basic and diluted	249,895,892			249,895,892

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 2005

		For the Year
		Ended June 30,
	2005	Net Change		2005
	Original			Restated
Cash flows from operating activities:
Net income (loss)	$(576,766)	$(7,140,826)		$(7,717,592)
Adjustments to reconcile net income to net cash used in operating activities:
Change in derivative liability	-	7,140,826	(c)	7,140,826
Changes in assets and liabilities:
(Increase) decrease in:
(Decrease) increase in :
Accounts payable and accrued liabilities	640,214	(255,533)	(g)	384,681
Accrued liabilities - related parties	-	442,500	(g)	442,500
Net cash provided by operating activities	63,448	186,967		250,415
Cash flow from financing activities:
Convertible notes - non-related parties	-	(186,967)	(g)	(186,967)
Net cash used in financing activities	-	(186,967)		(186,967)
Effect of Exchange rate changes on cash and cash equivalents	(63,448)	-		(63,448)
Net (decrease) increase in cash and cash equivalents	-	-		-
Cash and cash equivalents - beginning of period	-	-		-
Cash and cash equivalents - end of period	$-	$-		$-

CONSOLIDATED BALANCE SHEET
JUNE 30, 2004

	June 30,			June 30,
	2004	Net Change		2004
	Original			Restated
ASSETS

Total Assets	$25,001	-		$25,001

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$1,049,489	36,406	(g)	$1,085,895
Accrued liabilties - related parties	-	1,297,648	(g)	1,297,648
Notes payable - related party	-	162,500	(g)	162,500
			(g),(b),
Convertible notes - non-related parties	-	826,912	(d)	826,912
Derivative liability	-	2,275,311	(a),(c)	2,275,311
Total Current Liabilities	1,049,489	4,598,777		5,648,266

Other liabilities
				-
Long-term deposits and convertible notes	217,500	(217,500)	(g)	-
Convertible notes	586,356	(586,356)	(g)	-
Convertible notes	185,556	(185,556)	(g)	-
Convertible loans	1,233,792	(1,233,792)	(g)	-
Total Other Liabilities	2,223,204	(2,223,204)		-

Total Liabilities	3,272,693	2,375,573		5,648,266

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized
250,000,000 shares, issued and outstanding				-
249,895,892 shares	249,896			249,896
Additional paid-in capital	25,222,219	5,402	(e)	25,227,621
Deficit accumulated prior to entering development stage	-	(1,057,356)	(r)	(1,057,356)
			(c),(d),
Deficit accumulated during the development stage	(28,306,948)	(1,323,619)	(e),(j)	(29,630,567)
Unrealized loss on foreign exchange	(412,859)	-		(412,859)
	(3,247,692)	(2,375,573)		(5,623,265)

Total Liabilities and Stockholders' Equity (Deficit)	$25,001	-		$25,001

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED JUNE 30, 2004

		For the Year
		Ended June 30,
	2004	Net Change		2004
	Original			Restated
Revenues	$-	-		$-
Cost of Sales	-	-		-
Gross profit	-	-		-
Operations
General and administrative	666,267	-		666,267
Total Expense	666,267	-		666,267
Income (loss) before other expenses	(666,267)	-		(666,267)
Other expenses (income)
Interest expense	83,438	1,000	(e)	84,438
Loss on change in derivative liability	-	725,182	(c)	725,182
Gain from extinguishment of debt	(1,047,921)	(345,884)		(1,393,805)
Total Other expenses (income)	(964,483)	380,298		(584,185)
Provision for income taxes	-	-		-
Net income (loss)	298,216	(380,298)		(82,082)
Other comprehensive income (loss)
Loss (gain) on foreign exchange	-	-		-
Net income (loss) and comprehensive income (loss)	$298,216	(380,298)		$(82,082)
Net income (loss) and comprehensive income (loss) per common share - basic and diluted	$0.00			$(0.00)

Weighted average number of shares - basic and diluted	249,895,892			249,895,892

FOR THE YEAR ENDED JUNE 30, 2004

		For the Year
		Ended June 30,
	2004	Net Change		2004
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$298,216	$(380,298)		$(82,082)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	25,000	-		25,000
Accretion expense	-	1,000	(d)	1,000
(Gain) from extinguishment of debt	-	(1,393,805)	(s)	(1,393,805)
Change in derivative liability	-	725,182	(c)	725,182

Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	-	20,475	(s)	20,475
Inventory	-	73,323	(s)	73,323
(Decrease) increase in :
Accounts payable and accrued liabilities	(292,891)	658,588	(g)	365,697
Accrued liabilities - related parties	-	378,186	(g)	378,186

Net cash provided by operating activities	30,325	82,651		112,976

Cash flow from investing activities:
Patents	-	(1)	(s)	(1)
Investment	-	89,500	(s)	89,500

Net cash provided by investing activities	-	89,499		89,499

Cash flow from financing activities:
Current portion of long-term debt	-	(172,150)	(s)	(172,150)

Net cash used in financing activities	-	(172,150)		(172,150)

Effect of Exchange rate changes on cash and cash equivalents	(30,325)	-		(30,325)

Net (decrease) increase in cash and cash equivalents	-	-		-

Cash and cash equivalents - beginning of period	-	-		-

Cash and cash equivalents - end of period	$-	$-		$-

CONSOLIDATED BALANCE SHEET
JUNE 30, 2003

	June 30,			June 30,
	2003	Net Change		2003
	Original			Restated
ASSETS

Total Assets	$233,335	-		$233,335

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$1,792,432	321,608	(g)	$2,114,040
Accrued liabilties - related parties		919,462	(g)	919,462
Current portion of long-term debt	85,070	87,080	(g)	172,150
Notes payable - related party		162,500	(g)	162,500
Convertible notes - non-related parties		826,912	(g),(b),(d)	826,912
Derivative liability		1,550,129	(a),(c)	1,550,129
Total Current Liabilities	1,877,502	3,867,691		5,745,193

Other liabilities
Long-term deposits and convertible notes	217,500	(217,500)	(g)	-
Government loans (net of current)	87,080	(87,080)	(g)	-
Convertible notes	932,240	(932,240)	(g)	-
Convertible notes	185,556	(185,556)	(g)	-
Convertible loans	794,924	(794,924)	(g)	-
Total Other Liabilities	2,217,300	(2,217,300)		-

Total Liabilities	4,094,802	1,650,391		5,745,193

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized
250,000,000 shares, issued and outstanding
249,895,892 shares	249,896			249,896
Additional paid-in capital	25,222,219	4,402	(e)	25,226,621
Deficit accumulated prior to entering development stage	-	(1,057,356)		(1,057,356)
			(c),(d),
Deficit accumulated during the development stage	(28,951,048)	(597,437)	(e),(j)	(29,548,485)
Unrealized loss on foreign exchange	(382,534)			(382,534)
	(3,861,467)	(1,650,391)		(5,511,858)

Total Liabilities and Stockholders' Equity (Deficit)	$233,335	-		$233,335

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED JUNE 30, 2003

		For the Year
		Ended June 30,
	2003	Net Change		2003
	Original			Restated
Revenues	$-	-		$-
Cost of Sales	-	-		-

Gross profit	-	-		-
Operations
General and administrative	981,170	-		981,170
Depreciation and amortization	24,960	-		24,960
Research and development	450,000	-		450,000
Total Expense	1,456,130	-		1,456,130
Income (loss) before other expenses	(1,456,130)	-		(1,456,130)
Other expenses (income)
Interest expense	105,245	999	(e)	106,244
Accretion expense	-	490,893	(d)	490,893
Loss on change in derivative liability	-	609,616	(c)	609,616
Loss (gain) from extinguishment of debt	-	100,262	(j),(q)	100,262
Total Other expenses (income)	105,245	1,201,770		1,307,015
Provision for income taxes	-	-		-
Net income (loss)	(1,561,375)	(1,201,770)		(2,763,145)
Other comprehensive income (loss)
Loss (gain) on foreign exchange	-	-		-
Net loss and comprehensive loss	$(1,561,375)	(1,201,770)		$(2,763,145)

Net loss and comprehensive loss per share - basic and diluted	$(0.01)			$(0.01)

Weighted average number of shares - basic and diluted	237,326,726			237,326,726

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 2003

		For the Year
		Ended June 30,
	2003	Net Change		2003
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$(1,561,375)	$(1,201,770)		$(2,763,145)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	24,960	-		24,960
Imputed interest	-	999	(e)	999
Accretion expense	-	490,893	(e)	490,893
(Gain) loss on disposal and abandonment of assets	530,651	-		530,651
(Gain) loss on settlement of debt	-	100,262	(s)	100,262
Common stock issued in exchange for services and expenses	43,250	-		43,250
Change in derivative liability	-	609,616	(c)	609,616

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	33,213	1,231	(c)	34,444
Inventory	(8,158)	-		(8,158)
Sales tax receivable	22,053	-		22,053
Research and experimental development tax credits receivable	246,970	-		246,970
Other assets	242,956	-		242,956
(Decrease) increase in :
Accounts payable and accrued liabilities	306,666	(143)	(g)	306,523
Accrued liabilities - related parties	-	(10,567)	(g)	(10,567)

Net cash used in operating activities	(118,814)	(9,479)		(128,293)

Cash flow from investing activities:
Increase in notes receivable	(2,415)	-		(2,415)

Net cash used in investing activities	(2,415)	-		(2,415)

Cash flow from financing activities:
Loans from related parties	133,600	-		133,600
Payments on loan payable	(52,628)	-		(52,628)
Proceeds from grants	187,122	-		187,122
Proceeds from issuance of common stock	4,283	-		4,283
Proceeds from additional paid-in capital	31,217	-		31,217

Net cash provided by financing activities	303,594	-		303,594

Effect of Exchange rate changes on cash and cash equivalents	(182,365)	-		(182,365)

Net (decrease) increase in cash and cash equivalents	-	(9,479)		(9,479)

Cash and cash equivalents - beginning of period	-	-		-

Cash and cash equivalents - end of period	$-	$(9,479)		$(9,479)

CONSOLIDATED BALANCE SHEET
JUNE 30, 2002

	June 30,			June 30,
	2002	Net Change		2002
	Original			Restated
ASSETS

Total Assets	$1,302,955	-		$1,302,955

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$1,485,767	110,250	(g)	$1,596,017
Accrued liabilties - related parties	-	902,528	(g)	902,528
Current portion of long-term debt	62,033	153,266	(g)	215,299
Notes payable - related party	-	162,500	(g)	162,500
Convertible notes - non-related parties	-	681,903	(g),(b),(d)	681,903
Derivative liability	-	940,513	(a),(c)	940,513
Total Current Liabilities	1,547,800	2,950,960		4,498,760

Other liabilities
Long-term deposits and convertible notes	217,500	(217,500)	(g)	-
Government loans (net of current)	139,707	(139,707)	(g)	-
Capital lease obligations (net of current)	13,559	(13,559)	(g)	-
Convertible notes	932,240	(932,240)	(g)	-
Convertible notes	185,556	(185,556)	(g)	-
Convertible loans	1,012,778	(1,012,778)	(g)	-
Total Other Liabilities	2,501,340	(2,501,340)		-

Total Liabilities	4,049,140	449,620		4,498,760

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized
250,000,000 shares, issued and outstanding
224,757,559 shares	224,758			224,758
Additional paid-in capital	24,618,899	3,403	(e)	24,622,302
Deficit accumulated prior to entering development stage	-	(1,057,356)		(1,057,356)
Deficit accumulated during the development stage	(27,389,673)	604,333	(c),(d),(e)	(26,785,340)
Unrealized loss on foreign exchange	(200,169)			(200,169)
	(2,746,185)	(449,620)		(3,195,805)

Total Liabilities and Stockholders' Equity (Deficit)	$1,302,955	-		$1,302,955

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED JUNE 30, 2002

		For the Year
		Ended June 30,
	2002	Net Change		2002
	Original			Restated
Revenues	$28,515	-		$28,515
Cost of Sales	12,981	-		12,981

Gross profit	15,534	-		15,534
Operations
General and administrative	1,209,913	-		1,209,913
Depreciation and amortization	53,184	-		53,184
Research and development	2,297,577	-		2,297,577
Total Expense	3,560,674	-		3,560,674
Income (loss) before other expenses	(3,545,140)	-		(3,545,140)
Other expenses (income)
Interest expense	222,204	3,403	(e)	225,607
Accretion expense	-	186,524	(d)	186,524
Loss on change in derivative liability	-	132,662	(c)	132,662
Total Other expenses (income)	222,204	322,589		544,793
Provision for income taxes	-	-		-
Net loss	(3,767,344)	(322,589)		(4,089,933)
Other comprehensive income (loss)
Loss (gain) on foreign exchange	-	-		-
Net loss and comprehensive loss	$(3,767,344)	(322,589)		$(4,089,933)

Net loss and comprehensive loss per share - basic and diluted	$(0.02)			$(0.02)

Weighted average number of shares - basic and diluted	204,212,265			204,212,265

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 2002

		For the Year
		Ended June 30,
	2002	Net Change		2002
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$(3,767,344)	$(322,589)		$(4,089,933)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	53,184	-		53,184
Accretion expense	-	189,927	(d)	189,927
Impairment of fixed assets	-	-		-
(Gain) loss on disposal and abandonment of assets	1,500,000	-		1,500,000
Common stock issued in exchange for services and expenses	333,325	-		333,325
Change in derivative liability	-	132,662	(c)	132,662

Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	(33,213)	-		(33,213)
Inventory	10,794	-		10,794
Sales tax receivable	25,261	-		25,261
Research and experimental development tax credits receivable	114,059	-		114,059
Other assets	193,297	-		193,297
(Decrease) increase in :
Accounts payable and accrued liabilities	135,447	415,273	(g)	550,720
Accrued liabilities - related parties	90,874	(415,273)	(g)	(324,399)

Net cash used in operating activities	(1,344,316)	-		(1,344,316)

Cash flow from investing activities:
Increase in notes receivable	(5,949)	-		(5,949)
Investment	(89,500)	-		(89,500)

Net cash used in investing activities	(95,449)	-		(95,449)

Cash flow from financing activities:
Loans from related parties	1,070,823			1,070,823
Deferred financing costs	100,614	-		100,614
Payments on lease obligations	(7,668)	-		(7,668)
Payments on loan payable	(342,278)	-		(342,278)
Proceeds from grants	569,111	-		569,111
Proceeds from issuance of common stock	5,850	-		5,850
Proceeds from additional paid-in capital	61,897	-		61,897

Net cash provided by financing activities	1,458,349	-		1,458,349

Effect of Exchange rate changes on cash and cash equivalents	(19,940)	-		(19,940)

Net (decrease) increase in cash and cash equivalents	18,584	-		18,584

Cash and cash equivalents - beginning of period	1,356	-		1,356

Cash and cash equivalents - end of period	$-	$-		$-

CONSOLIDATED BALANCE SHEET
JUNE 30, 2001

	June 30,			June 30,
	2001	Net Change		2001
	Original			Restated
ASSETS

Total Assets	$3,072,245	-		$3,072,245

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$1,259,446	83,835	(g)	$1,343,281
Accrued liabilties - related parties	-	1,120,828	(g)	1,120,828
Current portion of long-term debt	381,111	107,460	(g)	488,571
Notes payable - related party	-	162,500	(g)	162,500
Convertible notes - non-related parties	-	313,139	(g),(b),(d)	313,139
Derivative liability	-	807,851	(a),(c)	807,851
Total Current Liabilities	1,640,557	2,595,613		4,236,170

Other liabilities
Long-term deposits and convertible notes	217,500	(217,500)	(g)	-
Government loans (net of current)	80,500	(80,500)	(g)	-
Capital lease obligations (net of current)	26,960	(26,960)	(g)	-
Convertible notes	750,000	(750,000)	(g)	-
Convertible notes	185,556	(185,556)	(g)	-
Convertible loans	1,204,663	(1,204,663)	(g)	-
Total Other Liabilities	2,465,179	(2,465,179)		-

Total Liabilities	4,105,736	130,434		4,236,170

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized 250,000,000 shares, issued and outstanding 176,366,408 shares	176,366			176,366
Additional paid-in capital	22,592,701			22,592,701
Deficit accumulated prior to entering development stage	-	(1,057,356)		(1,057,356)
Deficit accumulated during the development stage	(23,622,329)	926,922	(c),(d)	(22,695,407)
Unrealized loss on foreign exchange	(180,229)			(180,229)
	(1,033,491)	(130,434)		(1,163,925)

Total Liabilities and Stockholders' Equity (Deficit)	$3,072,245	-		$3,072,245

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED JUNE 30, 2001

	For the Year
	Ended June 30,
	2001	Net Change		2001
	Original			Restated
Revenues	$-	-		$-
Cost of Sales	-	-		-

Gross profit	-	-		-
Operations
General and administrative	1,992,559	-		1,992,559
Depreciation and amortization	147,611	-		147,611
Research and development	807,272	-		807,272
Total Expense	2,947,442	-		2,947,442
Income (loss) before other expenses	(2,947,442)	-		(2,947,442)
Other expenses (income)
Interest expense	161,956	-		161,956
Accretion expense	-	72,583	(d)	72,583
Loss on change in derivative liability	-	57,851	(c)	57,851
Total Other expenses (income)	161,956	130,434		292,390
Provision for income taxes	-	-		-
Net loss	(3,109,398)	(130,434)		(3,239,832)
Other comprehensive income (loss)
Loss on foreign exchange	2,740	-		2,740
Net loss and comprehensive loss	$(3,112,138)	(130,434)		$(3,242,572)

Net loss and comprehensive loss per share - basic and diluted	$(0.02)			$(0.02)

Weighted average number of shares - basic and diluted	170,139,483			170,139,483

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 2001

	For the Year
	Ended June 30,
	2001	Net Change		2001
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$(3,112,138)	$(130,434)		$(3,242,572)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	147,611	-		147,611
Accretion expense	-	72,583	(d)	72,583
(Gain) loss on disposal and abandonment of assets	(47,492)	-		(47,492)
Common stock issued in exchange for interest	4,200	-		4,200
Common stock issued in exchange for services and expenses	872,215	-		872,215
Stock options issued in exchange for services	512,377	-		512,377
Change in derivative liability	-	57,851	(c)	57,851

Changes in assets and liabilities:
(Increase) decrease in:
Inventory	34,002	-		34,002
Sales tax receivable	(28,062)	-		(28,062)
Research and experimental development tax credits receivable	114,192	-		114,192
Other assets	(109,361)	-		(109,361)
(Decrease) increase in :
Accounts payable and accrued liabilities	71,734	244,821	(g)	316,555
Accrued liabilities - related parties	-	(244,821)	(g)	(244,821)

Net cash used in operating activities	(1,540,722)	-		(1,540,722)

Cash flow from investing activities:
Reduction in notes receivable	116,089	-		116,089
Equipment	(60,769)	-		(60,769)

Net cash provided by investing activities	55,320	-		55,320

Cash flow from financing activities:
Loans from related parties	728,305	-		728,305
Deferred financing costs	79,943	-		79,943
Proceeds from convertible notes	754,999	-		754,999
Payments on lease obligations	(57,339)	-		(57,339)
Payments on loan payable	(75,147)	-		(75,147)
Proceeds from grants	353,725	-		353,725
Proceeds from issuance of common stock	733	-		733
Proceeds from additional paid-in capital	39,427	-		39,427

Net cash provided by financing activities	1,824,646	-		1,824,646

Effect of Exchange rate changes on cash and cash equivalents	(340,681)	-		(340,681)

Net (decrease) increase in cash and cash equivalents	339,244	-		339,244

Cash and cash equivalents - beginning of period	2,793	-		2,793

Cash and cash equivalents - end of period	$1,356	$-		$1,356

b) Quarterly Periods

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2008

		For the Three
	For the Three	Months Ended		For the Three
	Months Ended	June 30, 2008		Months Ended
	June 30, 2008	Net Change		June 30, 2008
	Original			Restated
Revenues	$-	-		$-
Cost of Sales	-	-		-
Gross profit	-	-		-
Operations
			(f),(l),(m),
General and administrative	159,980	403,419	(o),(p)	563,399
Total Expense	159,980	403,419		563,399
Loss before other expenses	(159,980)	(403,419)		(563,399)
Other expenses (income)
Interest expense	11,698	(16,353)	(i)	(4,655)
Impairment of fixed assets		25,000	(h)	25,000
Loss (gain) on change in derivative liability	-	(23,245,092)	(c)	(23,245,092)
Loss (gain) from extinguishment of debt	-	162,400	(k)	162,400
Total Other expenses (income)	11,698	(23,074,045)		(23,062,347)
Provision for income taxes	-	-		-
Net income (loss)	(171,678)	22,670,626		22,498,948
Other comprehensive income (loss)
Loss (gain) on foreign exchange	-	-		-
Net income (loss) and comprehensive income (loss)	$(171,678)	$22,670,626		$22,498,948
Net income (loss) and comprehensive income (loss)
per share - basic	$(0.00)			$0.09

Net income (loss) and comprehensive income (loss) per share - diluted				$0.00

Weighted average number of shares - basic	252,126,303			252,126,303

Weighted average number of shares - diluted				10,188,251,788

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2008

		For the Three		For the Three
	For the Three	Months Ended		Months
	Months Ended	June 30, 2008		Ended
	June 30, 2008	Net Change		June 30,2008
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$(171,678)	$22,670,626		$22,498,948

Adjustments to reconcile net income to net cash used in operating activities:
Impairment of fixed assets	-	25,000	(h)	25,000
Loss (gain) on settlement of debt	-	162,400	(k)	162,400
Preferred stock issued for professional fees	-	271,000	(f)	271,000
Stock options issued in exchange for services	-	24,000	(m)	24,000
Change in derivative liability	-	(23,245,092)	(c)	(23,245,092)
Changes in assets and liabilities:
(Increase) decrease in:
(Decrease) increase in :
Accounts payable and accrued liabilities	(12,396)	92,066	(o),(p),(i)	79,670
Accrued liabilities - related parties	112,500	-		112,500

Net cash used in operating activities	(71,574)	-		(71,574)

Effect of Exchange rate changes on cash and cash equivalents	71,574	-		71,574

Net (decrease) increase in cash and cash equivalents	-	-		-

Cash and cash equivalents - beginning of period	-	-		-

Cash and cash equivalents - end of period	$-	$-		$-

CONSOLIDATED BALANCE SHEET
MARCH 31, 2008

	March 31,			March 31,
	2008	Net Change		2008
	Original			Restated
ASSETS

Total Assets	$208,297	-		$208,297

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$3,029,086	(1,084,341)	(g)	$1,944,745
Accrued liabilties - related parties		2,528,179	(g)	2,528,179
Current portion of long-term debt	108,678	-	(g)	108,678
Notes payable - related party		162,500	(g)	162,500
Convertible notes - non-related parties		816,745	(g),(b),(d)	816,745
Derivative liability		25,570,664	(a),(c)	25,570,664
Total Current Liabilities	3,137,764	27,993,747		31,131,511

Other liabilities
Long-term deposits and convertible notes	217,500	(217,500)	(g)	-
Convertible notes	399,389	(399,389)	(g)	-
Convertible notes	195,556	(195,556)	(g)	-
Convertible loans	2,442,885	(2,442,885)	(g)	-
Total Other Liabilities	3,255,330	(3,255,330)		-

Total Liabilities	6,393,094	24,738,417		31,131,511

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized 250,000,000 shares, issued and outstanding 249,895,892 shares	249,896	-		249,896
Additional paid-in capital	25,222,219	5,402	(e),(f),(j),(k)	25,227,621
Deficit accumulated prior to entering development stage	-	(1,057,356)	(r)	(1,057,356)
			(c),(d),(e),(f)
			,(h),(i),(j),(k),
			(l),(m),(n),(o)
Deficit accumulated during the development stage	(30,770,228)	(23,686,463)	,(p)	(54,456,691)
Unrealized loss on foreign exchange	(886,684)	-		(886,684)
	(6,184,797)	(24,738,417)		(30,923,214)

Total Liabilities and Stockholders' Equity (Deficit)	$208,297	-		$208,297

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2008

		For the Three
	For the Three	Months Ended		For the Three
	Months Ended	March 31, 2008		Months Ended
	March 31,2008	Net Change		March 31,2008
	Original			Restated
Revenues	$-	-		$-
Cost of Sales	-	-		-

Gross profit	-	-		-
Operations
General and administrative	97,219	-		97,219
Total Expense	97,219	-		97,219
Loss before other expenses	(97,219)	-		(97,219)
Other expenses (income)
Interest expense	11,699	(16,353)	(i)	(4,654)
Loss (gain) on change in derivative liability	-	(8,438,912)	(c)	(8,438,912)
Total Other expenses (income)	11,699	(8,455,265)		(8,443,566)
Provision for income taxes	-	-		-
Net income (loss)	(108,918)	8,455,265		8,346,347
Other comprehensive income (loss)
Loss (gain) on foreign exchange	-	-		-
Net income (loss) and comprehensive income (loss)	$(108,918)	$8,455,265		$8,346,347
Net income (loss) and comprehensive income (loss) per share - basic	$(0.00)			$0.03

Net income (loss) and comprehensive income (loss) per share - diluted				$0.00

Weighted average number of shares - basic	249,895,892			249,895,892

Weighted average number of shares - diluted				2,811,899,975

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008

		For the Three
	For the Three	Months Ended		For the Three
	Months Ended	March 31, 2008		Months Ended
	March 31, 2008	Net Change		March 31, 2008
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$(108,918)	$8,455,265		$8,346,347

Adjustments to reconcile net income to net cash used in operating activities:
Change in derivative liability	-	(8,438,912)	(c)	(8,438,912)
Changes in assets and liabilities:
(Increase) decrease in:
(Decrease) increase in :
Accounts payable and accrued liabilities	(79,875)	(16,353)	(i)	(96,228)
Accrued liabilities - related parties	112,500	-		112,500

Net cash used in operating activities	(76,293)	-		(76,293)

Effect of Exchange rate changes on cash and cash equivalents	76,293	-		76,293

Net (decrease) increase in cash and cash equivalents	-	-		-

Cash and cash equivalents - beginning of period	-	-		-

Cash and cash equivalents - end of period	$-	$-		$-

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

	December 31,			December 31,
	2007	Net Change		2007
	Original			Restated
ASSETS

Total Assets	$208,297	-		$208,297

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$3,076,624	(1,048,488)	(g)	$2,028,136
Accrued liabilties - related parties	-	2,446,929	(g)	2,446,929
Current portion of long-term debt	112,537	-	(g)	112,537
Notes payable - related party	-	162,500	(g)	162,500
Convertible notes - non-related parties	-	794,745	(g),(b),(d)	794,745
Derivative liability	-	34,009,576	(a),(c)	34,009,576
Total Current Liabilities	3,189,161	36,365,262		39,554,423

Other liabilities
Long-term deposits and convertible notes	217,500	(217,500)	(g)	-
Convertible notes	399,389	(399,389)	(g)	-
Convertible notes	195,556	(195,556)	(g)	-
Convertible loans	2,359,135	(2,359,135)	(g)	-
Total Other Liabilities	3,171,580	(3,171,580)		-

Total Liabilities	6,360,741	33,193,682		39,554,423

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized 250,000,000 shares, issued and outstanding 249,895,892 shares	249,896	-		249,896
Additional paid-in capital	25,222,219	5,402	(e),(f),(j),(k)	25,227,621
Deficit accumulated prior to entering development stage	-	(1,057,356)	(r)	(1,057,356)
			(c),(d),(e),(f)
			,(h),(i),(j),(k),
			(l),(m),(n),(o),
Deficit accumulated during the development stage	(30,661,310)	(32,141,728)	(p)	(62,803,038)
Unrealized loss on foreign exchange	(963,249)	-		(963,249)
	(6,152,444)	(33,193,682)		(39,346,126)

Total Liabilities and Stockholders' Equity (Deficit)	$208,297	-		$208,297

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	December 31,	December 31,		December 31,
	2007	2007 - Net Change		2007
	Original			Restated

Revenues	$-	-		$-

Cost of Sales	-	-		-

Gross profit	-	-		-

Operations
General and administrative	97,378	-		97,378

Total Expense	97,378	-		97,378

Loss before other expenses	(97,378)	-		(97,378)

Other expenses (income)
Interest expense	11,699	(16,353)	(i)	(4,654)
Loss (gain) on change in derivative liability	-	6,082,964	(c)	6,082,964

Total Other expenses (income)	11,699	6,066,611		6,078,310

Provision for income taxes	-	-		-

Net loss	(109,077)	(6,066,611)		(6,175,688)

Other comprehensive income (loss)
Loss (gain) on foreign exchange	-	-		-

Net loss and comprehensive loss	$(109,077)	$(6,066,611)		$(6,175,688)

Net loss and comprehensive loss per share - basic and diluted	$(0.00)			$(0.02)

Weighted average number of shares - basic and diluted	249,895,892			249,895,892

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	December 31,	December 31,		December 31,
	2007	2007 - Net Change		2007
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$(109,077)	$(6,066,611)		$(6,175,688)

Adjustments to reconcile net income to net cash used in operating activities:
Change in derivative liability	-	6,082,964	(c)	6,082,964
Changes in assets and liabilities:
(Increase) decrease in:
(Decrease) increase in :
Accounts payable and accrued liabilities	4,325	(16,353)	(i)	(12,028)
Accrued liabilities - related parties	112,500	-		112,500

Net cash used in operating activities	7,748	-		7,748

Effect of Exchange rate changes on cash and cash equivalents	(7,748)	-		(7,748)

Net (decrease) increase in cash and cash equivalents	-	-		-

Cash and cash equivalents - beginning of period	-	-		-

Cash and cash equivalents - end of period	$-	$-		$-

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007

	September 30,			September 30,
	2007	Net Change		2007
	Original			Restated
ASSETS

Total Assets	$208,297	-		$208,297

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$3,043,945	(1,015,235)	(g)	$2,028,710
Accrued liabilties - related parties	-	2,365,679	(g)	2,365,679
Current portion of long-term debt	112,141	-	(g)	112,141
Notes payable - related party	-	162,500	(g)	162,500
Convertible notes - non-related parties	-	775,345	(g),(b),(d)	775,345
Derivative liability	-	27,926,612	(a),(c)	27,926,612
Total Current Liabilities	3,156,086	30,214,901		33,370,987

Other liabilities
Long-term deposits and convertible notes	217,500	(217,500)	(g)	-
Convertible notes	399,389	(399,389)	(g)	-
Convertible notes	195,556	(195,556)	(g)	-
Convertible loans	2,275,385	(2,275,385)	(g)	-
Total Other Liabilities	3,087,830	(3,087,830)		-

Total Liabilities	6,243,916	27,127,071		33,370,987

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized 250,000,000 shares, issued and outstanding 249,895,892 shares	249,896	-		249,896
Additional paid-in capital	25,222,219	5,402	(e),(f),(j),(k)	25,227,621
Deficit accumulated prior to entering development stage	-	(1,057,356)	(r)	(1,057,356)
			(c),(d),(e),(f)
			,(h),(i),(j),(k),
			(l),(m),(n),(o)
Deficit accumulated during the development stage	(30,552,233)	(26,075,117)	,(p)	(56,627,350)
Unrealized loss on foreign exchange	(955,501)	-		(955,501)
	(6,035,619)	(27,127,071)		(33,162,690)

Total Liabilities and Stockholders' Equity (Deficit)	$208,297	-		$208,297

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	September 30,	September 30,		September 30,
	2007	2007 - Net Change		2007
	Original			Restated

Revenues	$-	-		$-

Cost of Sales	-	-		-

Gross profit	-	-		-

Operations
General and administrative	96,949	-		96,949

Total Expense	96,949	-		96,949

Loss before other expenses	(96,949)	-		(96,949)

Other expenses (income)
Interest expense	11,699	(16,353)	(i)	(4,654)
Loss (gain) on change in derivative liability	-	21,694,974	(c)	21,694,974

Total Other expenses (income)	11,699	21,678,621		21,690,320

Provision for income taxes	-	-		-

Net loss	(108,648)	(21,678,621)		(21,787,269)

Other comprehensive income (loss)
Loss on foreign exchange	-	-		-

Net loss and comprehensive loss	$(108,648)	$(21,678,621)		$(21,787,269)

Net loss and comprehensive loss per share - basic and diluted	$(0.00)			$(0.09)

Weighted average number of shares - basic and diluted	249,895,892			249,895,892

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	September 30,	September 30,		September 30,
	2007	2007 - Net Change		2007
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$(108,648)	$(21,678,621)		$(21,787,269)

Adjustments to reconcile net income to net cash used in operating activities:
Change in derivative liability	-	21,694,974	(c)	21,694,974
Changes in assets and liabilities:
(Increase) decrease in:
(Decrease) increase in :
Accounts payable and accrued liabilities	258,854	(16,353)	(i)	242,501
Accrued liabilities - related parties	112,500	-		112,500

Net cash used in operating activities	262,706	-		262,706

Effect of Exchange rate changes on cash and cash equivalents	(262,706)	-		(262,706)

Net (decrease) increase in cash and cash equivalents	-	-		-

Cash and cash equivalents - beginning of period	-	-		-

Cash and cash equivalents - end of period	$-	$-		$-

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2007

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	June 30,	June 30, 2007		June 30,
	2007	Net Change		2007
	Original			Restated
Revenues	$-	-		$-
Cost of Sales	-	-		-
Gross profit	-	-		-
Operations
General and administrative	94,124	-		94,124
Total Expense	94,124	-		94,124
Loss before other expenses	(94,124)	-		(94,124)
Other expenses (income)
Interest expense	11,698	-		11,698
Loss (gain) on change in derivative liability	-	(21,005,687)	(c)	(21,005,687)
Total Other expenses (income)	11,698	(21,005,687)		(20,993,989)
Provision for income taxes	-	-		-
Net income (loss)	(105,822)	21,005,687		20,899,865
Other comprehensive income (loss)
Loss (gain) on foreign exchange	-	-		-
Net income (loss) and comprehensive income (loss)	$(105,822)	$21,005,687		$20,899,865
Net income (loss) and comprehensive income (loss) per share - basic	$(0.00)			$0.08

Net income (loss) and comprehensive income (loss) per share - basic				$0.00

Weighted average number of shares - basic	249,895,892			249,895,892

Weighted average number of shares - diluted				9,128,133,475

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2007

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	June 30,	June 30, 2007		June 30,
	2007	Net Change		2007
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$(105,822)	$21,005,687		$20,899,865

Adjustments to reconcile net income to net cash
used in operating activities:
Change in derivative liability	-	(21,005,687)	(c)	(21,005,687)
Changes in assets and liabilities:
(Increase) decrease in:
(Decrease) increase in :
Accounts payable and accrued liabilities	144,093	-		144,093
Accrued liabilities - related parties	112,500	-		112,500

Net cash used in operating activities	150,771	-		150,771

Effect of Exchange rate changes on cash and cash equivalents	(150,771)	-		(150,771)

Net (decrease) increase in cash and cash equivalents	-	-		-

Cash and cash equivalents - beginning of period	-	-		-

Cash and cash equivalents - end of period	$-	$-		$-

CONSOLIDATED BALANCE SHEET
MARCH 31, 2007

	March 31,			March 31,
	2007	Net Change		2007
	Original			Restated
ASSETS

Total Assets	$233,297	-		$233,297

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$2,704,580	(958,182)	(g)	$1,746,398
Accrued liabilties - related parties		2,203,179	(g)	2,203,179
Current portion of long-term debt	78,091	-	(g)	78,091
Notes payable - related party		162,500	(g)	162,500
Convertible notes - non-related parties		757,145	(g),(b),(d)	757,145
Derivative liability		27,237,325	(a),(c)	27,237,325
Total Current Liabilities	2,782,671	29,401,967		32,184,638

Other liabilities
Long-term deposits and convertible notes	217,500	(217,500)	(g)	-
Convertible notes	399,389	(399,389)	(g)	-
Convertible notes	195,556	(195,556)	(g)	-
Convertible loans	2,110,385	(2,110,385)	(g)	-
Total Other Liabilities	2,922,830	(2,922,830)		-

Total Liabilities	5,705,501	26,479,137		32,184,638

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized 250,000,000 shares, issued and outstanding 249,895,892 shares	249,896	-		249,896
Additional paid-in capital	25,222,219	5,402	(e)	25,227,621
Deficit accumulated prior to entering development stage	-	(1,057,356)	(r)	(1,057,356)
Deficit accumulated during the development stage	(30,312,763)	(25,427,183)	(c),(d),(e),(j)	(55,739,946)
Unrealized loss on foreign exchange	(631,556)	-		(631,556)
	(5,472,204)	(26,479,137)		(31,951,341)

Total Liabilities and Stockholders' Equity (Deficit)	$233,297	-		$233,297

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2007

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	March 31,	March 31, 2007		March 31,
	2007	Net Change		2007
	Original			Restated

Revenues	$-	-		$-

Cost of Sales	-	-		-

Gross profit	-	-		-

Operations
General and administrative	93,724	-		93,724

Total Expense	93,724	-		93,724

Loss before other expenses	(93,724)	-		(93,724)

Other expenses (income)
Interest expense	11,699	-		11,699
Loss (gain) on change in derivative liability	-	1,068,758	(c)	1,068,758

Total Other expenses (income)	11,699	1,068,758		1,080,457

Provision for income taxes	-	-		-

Net loss	(105,423)	(1,068,758)		(1,174,181)

Other comprehensive income (loss)
Loss (gain) on foreign exchange	-	-		-

Net loss and comprehensive loss	$(105,423)	$(1,068,758)		$(1,174,181)

Net loss and comprehensive loss per share - basic and diluted	$(0.00)			$(0.00)

Weighted average number of shares - basic and diluted	249,895,892			249,895,892

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	March 31,	March 31, 2007		March 31,
	2007	Net Change		2007
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$(105,423)	$(1,068,758)		$(1,174,181)

Adjustments to reconcile net income to net cash used in operating activities:
Change in derivative liability	-	1,068,758	(c)	1,068,758
Changes in assets and liabilities:
(Increase) decrease in:
(Decrease) increase in :
Accounts payable and accrued liabilities	9,621	-		9,621
Accrued liabilities - related parties	112,500	-		112,500

Net cash used in operating activities	16,698	-		16,698

Effect of Exchange rate changes on cash and cash equivalents	(16,698)	-		(16,698)

Net (decrease) increase in cash and cash equivalents	-	-		-

Cash and cash equivalents - beginning of period	-	-		-

Cash and cash equivalents - end of period	$-	$-		$-

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

	December 31,			December 31,
	2006	Net Change		2006
	Original			Restated
ASSETS

Total Assets	$233,297	-		$233,297

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$2,663,708	(947,682)	(g)	$1,716,026
Accrued liabilties - related parties	-	2,121,929	(g)	2,121,929
Current portion of long-term debt	78,091	-	(g)	78,091
Notes payable - related party	-	162,500	(g)	162,500
Convertible notes - non-related parties	-	746,645	(g),(b),(d)	746,645
Derivative liability	-	26,168,567	(a),(c)	26,168,567
Total Current Liabilities	2,741,799	28,251,959		30,993,758

Other liabilities
Long-term deposits and convertible notes	217,500	(217,500)	(g)	-
Convertible notes	399,389	(399,389)	(g)	-
Convertible notes	195,556	(195,556)	(g)	-
Convertible loans	2,029,135	(2,029,135)	(g)	-
Total Other Liabilities	2,841,580	(2,841,580)		-

Total Liabilities	5,583,379	25,410,379		30,993,758

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized 250,000,000 shares, issued and outstanding 249,895,892 shares	249,896	-		249,896
Additional paid-in capital	25,222,219	5,402	(e)	25,227,621
Deficit accumulated prior to entering development stage	-	(1,057,356)	(r)	(1,057,356)
Deficit accumulated during the development stage	(30,207,340)	(24,358,425)	(c),(d),(e)	(54,565,765)
Unrealized loss on foreign exchange	(614,857)	-		(614,857)
	(5,350,082)	(25,410,379)		(30,760,461)

Total Liabilities and Stockholders' Equity (Deficit)	$233,297	-		$233,297

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	December 31,	December 31,		December 31,
	2006	2006 - Net Change		2006
	Original			Restated

Revenues	$-	-		$-

Cost of Sales	-	-		-

Gross profit	-	-		-

Operations
General and administrative	127,215	-		127,215

Total Expense	127,215	-		127,215

Loss before other expenses	(127,215)	-		(127,215)

Other expenses (income)
Interest expense	11,699	-		11,699
Loss (gain) on change in derivative liability	-	25,796,778	(c)	25,796,778

Total Other expenses (income)	11,699	25,796,778		25,808,477

Provision for income taxes	-	-		-

Net loss	(138,914)	(25,796,778)		(25,935,692)

Other comprehensive income (loss)
Loss (gain) on foreign exchange	-	-		-

Net loss and comprehensive loss	$(138,914)	$(25,796,778)		$(25,935,692)

Net loss and comprehensive loss per share - basic and diluted	$(0.00)			$(0.10)

Weighted average number of shares - basic and diluted	249,895,892			249,895,892

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	December 31,	December 31,		December 31,
	2006	2006 - Net Change		2006
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$(138,914)	$(25,796,778)		$(25,935,692)

Adjustments to reconcile net income to net cash used in operating activities:
Change in derivative liability	-	25,796,778	(c)	25,796,778
Other non-cash items	83,500			83,500
Changes in assets and liabilities:
(Increase) decrease in:
(Decrease) increase in :
Accounts payable and accrued liabilities	(51,324)	-		(51,324)
Accrued liabilities - related parties	31,250	-		31,250

Net cash used in operating activities	(75,488)	-		(75,488)

Effect of Exchange rate changes on cash and cash equivalents	75,488	-		75,488

Net (decrease) increase in cash and cash equivalents	-	-		-

Cash and cash equivalents - beginning of period	-	-		-

Cash and cash equivalents - end of period	$-	$-		$-

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006

	September 30,			September 30,
	2006	Net Change		2006
	Original			Restated
ASSETS

Total Assets	$233,297	-		$233,297

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$2,715,032	(948,682)	(g)	$1,766,350
Accrued liabilties - related parties	-	2,040,679	(g)	2,040,679
Current portion of long-term debt	78,091	-	(g)	78,091
Notes payable - related party	-	162,500	(g)	162,500
Convertible notes - non-related parties	-	714,145	(g),(b),(d)	714,145
Derivative liability	-	371,789	(a),(c)	371,789
Total Current Liabilities	2,793,123	2,340,431		5,133,554

Other liabilities
Long-term deposits and convertible notes	217,500	(217,500)	(g)	-
Convertible notes	399,389	(399,389)	(g)	-
Convertible notes	195,556	(195,556)	(g)	-
Convertible loans	1,914,385	(1,914,385)	(g)	-
Total Other Liabilities	2,726,830	(2,726,830)		-

Total Liabilities	5,519,953	(386,399)		5,133,554

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized 250,000,000 shares, issued and outstanding 249,895,892 shares	249,896	-		249,896
Additional paid-in capital	25,222,219	5,402	(e)	25,227,621
Deficit accumulated prior to entering development stage	-	(1,057,356)	(r)	(1,057,356)
Deficit accumulated during the development stage	(30,068,426)	1,438,353	(c),(d)	(28,630,073)
Unrealized loss on foreign exchange	(690,345)	-		(690,345)
	(5,286,656)	386,399		(4,900,257)

Total Liabilities and Stockholders' Equity (Deficit)	$233,297	-		$233,297

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	September 30,	September 30,		September 30,
	2006	2006 - Net Change		2006
	Original			Restated
Revenues	$-	-		$-

Cost of Sales	-	-		-

Gross profit	-	-		-

Operations
General and administrative	93,991	-		93,991

Total Expense	93,991	-		93,991

Loss before other expenses	(93,991)	-		(93,991)

Other expenses (income)
Interest expense	11,699	-		11,699
Loss (gain) on change in derivative liability	-	(6,199,735)	(c)	(6,199,735)

Total Other expenses (income)	11,699	(6,199,735)		(6,188,036)

Provision for income taxes	-	-		-

Net income (loss)	(105,690)	6,199,735		6,094,045

Other comprehensive income (loss)
Loss on foreign exchange	-	-		-

Net income (loss) and comprehensive income (loss)	$(105,690)	$6,199,735		$6,094,045

Net income (loss) and comprehensive income (loss) per share - basic	$(0.00)			$0.02

Net income (loss) and comprehensive income (loss) per share - diluted				$0.01

Weighted average number of shares - basic	249,895,892			249,895,892

Weighted average number of shares - diluted				623,623,021

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	September 30,	September 30,		September 30,
	2006	2006 - Net Change		2006
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$(105,690)	$6,199,735		$6,094,045

Adjustments to reconcile net income to net cash used in operating activities:
Change in derivative liability	-	(6,199,735)	(c)	(6,199,735)
Changes in assets and liabilities:
(Increase) decrease in:
(Decrease) increase in :
Accounts payable and accrued liabilities	21,990	-		21,990
Accrued liabilities - related parties	81,250	-		81,250

Net cash used in operating activities	(2,450)	-		(2,450)

Effect of Exchange rate changes on cash and cash equivalents	2,450	-		2,450

Net (decrease) increase in cash and cash equivalents	-	-		-

Cash and cash equivalents - beginning of period	-	-		-

Cash and cash equivalents - end of period	$-	$-		$-

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2006

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	June 30,	June 30, 2006		June 30,
	2006	Net Change		2006
	Original			Restated

Revenues	$-	-		$-

Cost of Sales	-	-		-

Gross profit	-	-		-

Operations
General and administrative	(209,562)	-		(209,562)

Total Expense	(209,562)	-		(209,562)

Income before other expenses	209,562	-		209,562

Other expenses (income)
Interest expense	11,698	-		11,698
Loss (gain) on change in derivative liability	-	(25,519,178)	(c)	(25,519,178)

Total Other expenses (income)	11,698	(25,519,178)		(25,507,480)

Provision for income taxes	-	-		-

Net income	197,864	25,519,178		25,717,042

Other comprehensive income (loss)
Loss (gain) on foreign exchange	-	-		-

Net income and comprehensive income	$197,864	$25,519,178		$25,717,042

Net income and comprehensive income per share - basic	$0.00			$0.10

Net income and comprehensive income per share - diluted	$0.00			$0.04

Weighted average number of shares - basic	249,895,892			249,895,892

Weighted average number of shares - diluted	664,391,517			664,391,517

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2006

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	June 30,	June 30, 2006		June 30,
	2006	Net Change		2006
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$197,864	$25,519,178		$25,717,042

Adjustments to reconcile net income to net cash used in operating activities:
Change in derivative liability	-	(25,519,178)	(c)	(25,519,178)
Changes in assets and liabilities:
(Increase) decrease in:
(Decrease) increase in :
Accounts payable and accrued liabilities	171,061	-		171,061
Accrued liabilities - related parties	(287,500)	-		(287,500)

Net cash used in operating activities	81,425	-		81,425

Effect of Exchange rate changes on cash and cash equivalents	(81,425)	-		(81,425)

Net (decrease) increase in cash and cash equivalents	-	-		-

Cash and cash equivalents - beginning of period	-	-		-

Cash and cash equivalents - end of period	$-	$-		$-

CONSOLIDATED BALANCE SHEET
MARCH 31, 2006

	March 31,			March 31,
	2006	Net Change		2006
	Original			Restated
ASSETS

Total Assets	$233,297	-		$233,297

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$2,526,981	(921,982)	(g)	$1,604,999
Accrued liabilties - related parties		2,241,929	(g)	2,241,929
Current portion of long-term debt	78,091	-	(g)	78,091
Notes payable - related party		162,500	(g)	162,500
Convertible notes - non-related parties		687,445	(g),(b),(d)	687,445
Derivative liability		32,090,702	(a),(c)	32,090,702
Total Current Liabilities	2,605,072	34,260,594		36,865,666

Other liabilities
Long-term deposits and convertible notes	217,500	(217,500)	(g)	-
Convertible notes	399,389	(399,389)	(g)	-
Convertible notes	195,556	(195,556)	(g)	-
Convertible loans	2,115,635	(2,115,635)	(g)	-
Total Other Liabilities	2,928,080	(2,928,080)		-

Total Liabilities	5,533,152	31,332,514		36,865,666

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized 250,000,000 shares, issued and outstanding 249,895,892 shares	249,896	-		249,896
Additional paid-in capital	25,222,219	5,402	(e)	25,227,621
Deficit accumulated prior to entering development stage	-	(1,057,356)	(r)	(1,057,356)
Deficit accumulated during the development stage	(30,160,600)	(30,280,560)	(c),(d),(e),(j)	(60,441,160)
Unrealized loss on foreign exchange	(611,370)	-		(611,370)
	(5,299,855)	(31,332,514)		(36,632,369)

Total Liabilities and Stockholders' Equity (Deficit)	$233,297	-		$233,297

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2006

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	March 31,	March 31, 2006		March 31,
	2006	Net Change		2006
	Original			Restated
Revenues	$-	-		$-

Cost of Sales	-	-		-

Gross profit	-	-		-

Operations
General and administrative	117,564	-		117,564

Total Expense	117,564	-		117,564

Loss before other expenses	(117,564)	-		(117,564)

Other expenses (income)
Interest expense	11,699	-		11,699
Loss (gain) on change in derivative liability	-	31,063,252	(c)	31,063,252

Total Other expenses (income)	11,699	31,063,252		31,074,951

Provision for income taxes	-	-		-

Net loss	(129,263)	(31,063,252)		(31,192,515)

Other comprehensive income (loss)
Loss (gain) on foreign exchange	-	-		-

Net loss and comprehensive loss	$(129,263)	$(31,063,252)		$(31,192,515)

Net loss and comprehensive loss per share - basic and diluted	$(0.00)			$(0.12)

Weighted average number of shares - basic and diluted	249,895,892			249,895,892

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	March 31,	March 31, 2006		March 31,
	2006	Net Change		2006
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$(129,263)	$(31,063,252)		$(31,192,515)

Adjustments to reconcile net income to net cash used in operating activities:
Change in derivative liability	-	31,063,252	(c)	31,063,252
Changes in assets and liabilities:
(Increase) decrease in:
(Decrease) increase in :
Accounts payable and accrued liabilities	16,677	-		16,677
Accrued liabilities - related parties	105,000	-		105,000

Net cash used in operating activities	(7,586)	-		(7,586)

Effect of Exchange rate changes on cash and cash equivalents	7,586	-		7,586

Net (decrease) increase in cash and cash equivalents	-	-		-

Cash and cash equivalents - beginning of period	-	-		-

Cash and cash equivalents - end of period	$-	$-		$-

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

	December 31,			December 31,
	2005	Net Change		2005
	Original			Restated
ASSETS

Total Assets	$233,297	-		$233,297

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$2,510,304	(904,482)	(g)	$1,605,822
Accrued liabilties - related parties	-	2,136,929	(g)	2,136,929
Current portion of long-term debt	78,091	-	(g)	78,091
Notes payable - related party	-	162,500	(g)	162,500
Convertible notes - non-related parties	-	669,945	(g),(b),(d)	669,945
Derivative liability	-	1,027,450	(a),(c)	1,027,450
Total Current Liabilities	2,588,395	3,092,342		5,680,737

Other liabilities
Long-term deposits and convertible notes	217,500	(217,500)	(g)	-
Convertible notes	399,389	(399,389)	(g)	-
Convertible notes	195,556	(195,556)	(g)	-
Convertible loans	2,010,635	(2,010,635)	(g)	-
Total Other Liabilities	2,823,080	(2,823,080)		-

Total Liabilities	5,411,475	269,262		5,680,737

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized 250,000,000 shares, issued and outstanding 249,895,892 shares	249,896	-		249,896
Additional paid-in capital	25,222,219	5,402	(e)	25,227,621
Deficit accumulated prior to entering development stage	-	(1,057,356)	(r)	(1,057,356)
Deficit accumulated during the development stage	(30,031,337)	782,692	(c),(d),(e)	(29,248,645)
Unrealized loss on foreign exchange	(618,956)	-		(618,956)
	(5,178,178)	(269,262)		(5,447,440)

Total Liabilities and Stockholders' Equity (Deficit)	$233,297	-		$233,297

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	December 31,	December 31,		December 31,
	2005	2005 - Net Change		2005
	Original			Restated

Revenues	$-	-		$-

Cost of Sales	-	-		-

Gross profit	-	-		-

Operations
General and administrative	138,950	-		138,950

Total Expense	138,950	-		138,950

Loss before other expenses	(138,950)	-		(138,950)

Other expenses (income)
Interest expense	11,699	-		11,699
Loss (gain) on change in derivative liability	-	43,118	(c)	43,118

Total Other expenses (income)	11,699	43,118		54,817

Provision for income taxes	-	-		-

Net loss	(150,649)	(43,118)		(193,767)

Other comprehensive income (loss)
Loss (gain) on foreign exchange	-	-		-

Net loss and comprehensive loss	$(150,649)	$(43,118)		$(193,767)

Net loss and comprehensive loss per share - basic and diluted	$(0.00)			$(0.00)

Weighted average number of shares - basic and diluted	249,895,892			249,895,892

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	December 31,	December 31,		December 31,
	2005	2005 - Net Change		2005
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$(150,649)	$(43,118)		$(193,767)

Adjustments to reconcile net income to net cash used in operating activities:
Change in derivative liability	-	43,118	(c)	43,118
Changes in assets and liabilities:
(Increase) decrease in:
(Decrease) increase in :
Accounts payable and accrued liabilities	45,447	-		45,447
Accrued liabilities - related parties	105,000	-		105,000

Net cash used in operating activities	(202)	-		(202)

Effect of Exchange rate changes on cash and cash equivalents	202	-		202

Net (decrease) increase in cash and cash equivalents	-	-		-

Cash and cash equivalents - beginning of period	-	-		-

Cash and cash equivalents - end of period	$-	$-		$-

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005

	September 30,			September 30,
	2005	Net Change		2005
	Original			Restated
ASSETS

Total Assets	$233,297	-		$233,297

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$2,464,858	(884,482)	(g)	$1,580,376
Accrued liabilties - related parties	-	2,031,929	(g)	2,031,929
Current portion of long-term debt	78,091	-	(g)	78,091
Notes payable - related party	-	162,500	(g)	162,500
Convertible notes - non-related parties	-	649,945	(g),(b),(d)	649,945
Derivative liability	-	984,332	(a),(c)	984,332
Total Current Liabilities	2,542,949	2,944,224		5,487,173

Other liabilities
Long-term deposits and convertible notes	217,500	(217,500)	(g)	-
Convertible notes	399,389	(399,389)	(g)	-
Convertible notes	195,556	(195,556)	(g)	-
Convertible loans	1,905,635	(1,905,635)	(g)	-
Total Other Liabilities	2,718,080	(2,718,080)		-

Total Liabilities	5,261,029	226,144		5,487,173

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized 250,000,000 shares, issued and outstanding 249,895,892 shares	249,896	-		249,896
Additional paid-in capital	25,222,219	5,402	(e)	25,227,621
Deficit accumulated prior to entering development stage	-	(1,057,356)	(r)	(1,057,356)
Deficit accumulated during the development stage	(29,880,688)	825,810	(c),(d)	(29,054,878)
Unrealized loss on foreign exchange	(619,159)	-		(619,159)
	(5,027,732)	(226,144)		(5,253,876)

Total Liabilities and Stockholders' Equity (Deficit)	$233,297	-		$233,297

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	September 30,	September 30,		September 30,
	2005	2005 - Net Change		2005
	Original			Restated

Revenues	$-	-		$-

Cost of Sales	-	-		-

Gross profit	-	-		-

Operations
General and administrative	126,825	-		126,825

Total Expense	126,825	-		126,825

Loss before other expenses	(126,825)	-		(126,825)

Other expenses (income)
Interest expense	11,699	-		11,699
Loss (gain) on change in derivative liability	-	(8,431,805)	(c)	(8,431,805)

Total Other expenses (income)	11,699	(8,431,805)		(8,420,106)

Provision for income taxes	-	-		-

Net income (loss)	(138,524)	8,431,805		8,293,281

Other comprehensive income (loss)
Loss on foreign exchange	-	-		-

Net income (loss) and comprehensive income (loss)	$(138,524)	$8,431,805		$8,293,281

Net income (loss) and comprehensive income (loss) per share - basic	$(0.00)			$0.03

Net income (loss) and comprehensive income (loss) per share - diluted				$0.00

Weighted average number of shares - basic	249,895,892			249,895,892

Weighted average number of shares - diluted				10,095,154,240

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	September 30,	September 30,		September 30,
	2005	2005 - Net Change		2005
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$(138,524)	$8,431,805		$8,293,281

Adjustments to reconcile net income to net cash
used in operating activities:
Change in derivative liability	-	(8,431,805)	(c)	(8,431,805)
Changes in assets and liabilities:
(Increase) decrease in:
(Decrease) increase in :
Accounts payable and accrued liabilities	61,833	-		61,833
Accrued liabilities - related parties	155,000	-		155,000

Net cash used in operating activities	78,309	-		78,309

Cash flow from financing activities:
Proceeds from notes payable	10,000	-		10,000

Net cash provided by financing activities	10,000	-		10,000

Effect of Exchange rate changes on cash and cash equivalents	(88,309)	-		(88,309)

Net (decrease) increase in cash and cash equivalents	-	-		-

Cash and cash equivalents - beginning of period	-	-		-

Cash and cash equivalents - end of period	$-	$-		$-

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2005

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	June 30,	June 30, 2005		June 30,
	2005	Net Change		2005
	Original			Restated

Revenues	$-	-		$-

Cost of Sales	-	-		-

Gross profit	-	-		-

Operations
General and administrative	136,551	-		136,551

Total Expense	136,551	-		136,551

Loss before other expenses	(136,551)	-		(136,551)

Other expenses (income)
Interest expense	26,487	-		26,487
Loss (gain) on change in derivative liability	-	(58,272,817)	(c)	(58,272,817)

Total Other expenses (income)	26,487	(58,272,817)		(58,246,330)

Provision for income taxes	-	-		-

Net income (loss)	(163,038)	58,272,817		58,109,779

Other comprehensive income (loss)
Loss (gain) on foreign exchange	-	-		-

Net income (loss) and comprehensive income (loss)	$(163,038)	$58,272,817		$58,109,779

Net income (loss) and comprehensive income (loss) per share - basic	$(0.00)			$0.23

Net income (loss) and comprehensive income (loss) per share - diluted				$0.01

Weighted average number of shares - basic	249,895,892			249,895,892

Weighted average number of shares - diluted				9,667,970,892

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2005

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	June 30,	June 30, 2005		June 30,
	2005	Net Change		2005
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$(163,038)	$58,272,817		$58,109,779

Adjustments to reconcile net income to net cash used in operating activities:
Change in derivative liability	-	(58,272,817)	(c)	(58,272,817)
Changes in assets and liabilities:
(Increase) decrease in:
(Decrease) increase in :
Accounts payable and accrued liabilities	(12,581)	-		(12,581)
Accrued liabilities - related parties	155,000	-		155,000

Net cash used in operating activities	(20,619)	-		(20,619)

Effect of Exchange rate changes on cash and cash equivalents	20,619	-		20,619

Net (decrease) increase in cash and cash equivalents	-	-		-

Cash and cash equivalents - beginning of period	-	-		-

Cash and cash equivalents - end of period	$-	$-		$-

CONSOLIDATED BALANCE SHEET
MARCH 31, 2005

	March 31,			March 31,
	2005	Net Change		2005
	Original			Restated
ASSETS

Total Assets	$233,298	-		$233,298

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$2,315,605	(884,482)	(g)	$1,431,123
Accrued liabilties - related parties		1,634,962	(g)	1,634,962
Current portion of long-term debt	78,091	-	(g)	78,091
Notes payable - related party		162,500	(g)	162,500
Convertible notes - non-related parties		826,912	(g),(b),(d)	826,912
Derivative liability		67,688,954	(a),(c)	67,688,954
Total Current Liabilities	2,393,696	69,428,846		71,822,542

Other liabilities
Long-term deposits and convertible notes	217,500	(217,500)	(g)	-
Convertible notes	586,356	(586,356)	(g)	-
Convertible notes	185,556	(185,556)	(g)	-
Convertible loans	1,508,668	(1,508,668)	(g)	-
Total Other Liabilities	2,498,080	(2,498,080)		-

Total Liabilities	4,891,776	66,930,766		71,822,542

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized 250,000,000 shares, issued and outstanding 249,895,892 shares	249,896	-		249,896
Additional paid-in capital	25,222,219	5,402	(e)	25,227,621
Deficit accumulated prior to entering development stage	-	(1,057,356)	(r)	(1,057,356)
Deficit accumulated during the development stage	(29,579,126)	(65,878,812)	(c),(d),(e),(j)	(95,457,938)
Unrealized loss on foreign exchange	(551,467)	-		(551,467)
	(4,658,478)	(66,930,766)		(71,589,244)

Total Liabilities and Stockholders' Equity (Deficit)	$233,298	-		$233,298

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2005

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	March 31,	March 31, 2005		March 31,
	2005	Net Change		2005
	Original			Restated

Revenues	$-	-		$-

Cost of Sales	-	-		-

Gross profit	-	-		-

Operations
General and administrative	116,705	-		116,705

Total Expense	116,705	-		116,705

Loss before other expenses	(116,705)	-		(116,705)

Other expenses (income)
Interest expense	8,711	-		8,711
Loss (gain) on change in derivative liability	-	66,759,770	(c)	66,759,770

Total Other expenses (income)	8,711	66,759,770		66,768,481

Provision for income taxes	-	-		-

Net loss	(125,416)	(66,759,770)		(66,885,186)

Other comprehensive income (loss)
Loss (gain) on foreign exchange	-	-		-

Net loss and comprehensive loss	$(125,416)	$(66,759,770)		$(66,885,186)

Net loss and comprehensive loss per share - basic and diluted	$(0.00)			$(0.27)

Weighted average number of shares - basic and diluted	249,895,892			249,895,892

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	March 31,	March 31, 2005		March 31,
	2005	Net Change		2005
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$(125,416)	$(66,759,770)		$(66,885,186)

Adjustments to reconcile net income to net cash used in operating activities:
Change in derivative liability	-	66,759,770	(c)	66,759,770
Changes in assets and liabilities:
(Increase) decrease in:
(Decrease) increase in :
Accounts payable and accrued liabilities	(39,766)	-		(39,766)
Accrued liabilities - related parties	155,000	-		155,000

Net cash used in operating activities	(10,182)	-		(10,182)

Effect of Exchange rate changes on cash and cash equivalents	10,182	-		10,182

Net (decrease) increase in cash and cash equivalents	-	-		-

Cash and cash equivalents - beginning of period	-	-		-

Cash and cash equivalents - end of period	$-	$-		$-

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004

	December 31,			December 31,
	2004	Net Change		2004
	Original			Restated
ASSETS

Total Assets	$233,297	-		$233,297

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$2,305,370	(884,482)	(g)	$1,420,888
Accrued liabilties - related parties	-	1,529,962	(g)	1,529,962
Current portion of long-term debt	78,091	-	(g)	78,091
Notes payable - related party	-	162,500	(g)	162,500
Convertible notes - non-related parties	-	826,912	(g),(b),(d)	826,912
Derivative liability	-	929,184	(a),(c)	929,184
Total Current Liabilities	2,383,461	2,564,076		4,947,537

Other liabilities
Long-term deposits and convertible notes	217,500	(217,500)	(g)	-
Convertible notes	586,356	(586,356)	(g)	-
Convertible notes	185,556	(185,556)	(g)	-
Convertible loans	1,403,668	(1,403,668)	(g)	-
Total Other Liabilities	2,393,080	(2,393,080)		-

Total Liabilities	4,776,541	170,996		4,947,537

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized 250,000,000 shares, issued and outstanding 249,895,892 shares	249,896	-		249,896
Additional paid-in capital	25,222,219	5,402	(e)	25,227,621
Deficit accumulated prior to entering development stage	-	(1,057,356)	(r)	(1,057,356)
Deficit accumulated during the development stage	(29,453,710)	880,958	(c),(d),(e)	(28,572,752)
Unrealized loss on foreign exchange	(561,649)	-		(561,649)
	(4,543,244)	(170,996)		(4,714,240)

Total Liabilities and Stockholders' Equity (Deficit)	$233,297	-		$233,297

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2004

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	December 31,	December 31,		December 31,
	2004	2004 - Net Change		2004
	Original			Restated

Revenues	$-	-		$-

Cost of Sales	-	-		-

Gross profit	-	-		-

Operations
General and administrative	150,485	-		150,485

Total Expense	150,485	-		150,485

Loss before other expenses	(150,485)	-		(150,485)

Other expenses (income)
Interest expense	8,711	-		8,711
Loss (gain) on change in derivative liability	-	38,641	(c)	38,641

Total Other expenses (income)	8,711	38,641		47,352

Provision for income taxes	-	-		-

Net loss	(159,196)	(38,641)		(197,837)

Other comprehensive income (loss)
Loss (gain) on foreign exchange	-	-		-

Net loss and comprehensive loss	$(159,196)	$(38,641)		$(197,837)

Net loss and comprehensive loss per share - basic and diluted	$(0.00)			$(0.00)

Weighted average number of shares - basic and diluted	249,895,892			249,895,892

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2004

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	December 31,	December 31,		December 31,
	2004	2004 - Net Change		2004
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$(159,196)	$(38,641)		$(197,837)

Adjustments to reconcile net income to net cash used in operating activities:
Change in derivative liability	-	38,641	(c)	38,641
Changes in assets and liabilities:
(Increase) decrease in:
(Decrease) increase in :
Accounts payable and accrued liabilities	28,680	-		28,680
Accrued liabilities - related parties	207,500	-		207,500

Net cash used in operating activities	76,984	-		76,984

Effect of Exchange rate changes on cash and cash equivalents	(76,984)	-		(76,984)

Net (decrease) increase in cash and cash equivalents	-	-		-

Cash and cash equivalents - beginning of period	-	-		-

Cash and cash equivalents - end of period	$-	$-		$-

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004

	September 30,			September 30,
	2004	Net Change		2004
	Original			Restated
ASSETS

Total Assets	$233,297	-		$233,297

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$2,207,940	(884,482)	(g)	$1,323,458
Accrued liabilties - related parties	-	1,391,212	(g)	1,391,212
Current portion of long-term debt	78,091	-	(g)	78,091
Notes payable - related party	-	162,500	(g)	162,500
Convertible notes - non-related parties	-	826,912	(g),(b),(d)	826,912
Derivative liability	-	890,543	(a),(c)	890,543
Total Current Liabilities	2,286,031	2,386,685		4,672,716

Other liabilities
Long-term deposits and convertible notes	217,500	(217,500)	(g)	-
Convertible notes	586,356	(586,356)	(g)	-
Convertible notes	185,556	(185,556)	(g)	-
Convertible loans	1,264,918	(1,264,918)	(g)	-
Total Other Liabilities	2,254,330	(2,254,330)		-

Total Liabilities	4,540,361	132,355		4,672,716

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized 250,000,000 shares, issued and outstanding 249,895,892 shares	249,896	-		249,896
Additional paid-in capital	25,222,219	5,402	(e)	25,227,621
Deficit accumulated prior to entering development stage	-	(1,057,356)	(r)	(1,057,356)
Deficit accumulated during the development stage	(29,294,514)	919,599	(c),(d)	(28,374,915)
Unrealized loss on foreign exchange	(484,665)	-		(484,665)
	(4,307,064)	(132,355)		(4,439,419)

Total Liabilities and Stockholders' Equity (Deficit)	$233,297	-		$233,297

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	September 30,	September 30,		September 30,
	2004	2004 - Net Change		2004
	Original			Restated

Revenues	$-	-		$-

Cost of Sales	-	-		-

Gross profit	-	-		-

Operations
General and administrative	120,405	-		120,405

Total Expense	120,405	-		120,405

Loss before other expenses	(120,405)	-		(120,405)

Other expenses (income)
Interest expense	8,711	-		8,711
Loss (gain) on change in derivative liability	-	(1,384,768)	(c)	(1,384,768)

Total Other expenses (income)	8,711	(1,384,768)		(1,376,057)

Provision for income taxes	-	-		-

Net income (loss)	(129,116)	1,384,768		1,255,652

Other comprehensive income (loss)
Loss on foreign exchange	-	-		-

Net income (loss) and comprehensive income (loss)	$(129,116)	$1,384,768		$1,255,652

Net income (loss) and comprehensive income (loss) per share - basic	$(0.00)			$0.01

Net income (loss) and comprehensive income (loss) per share - diluted				$0.00

Weighted average number of shares - basic	249,895,892			249,895,892

Weighted average number of shares - diluted				9,155,758,747

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	September 30,	September 30,		September 30,
	2004	2004 - Net Change		2004
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$(129,116)	$1,384,768		$1,255,652

Adjustments to reconcile net income to net cash used in operating activities:
Change in derivative liability	-	(1,384,768)	(c)	(1,384,768)
Changes in assets and liabilities:
(Increase) decrease in:
(Decrease) increase in :
Accounts payable and accrued liabilities	168,900	-		168,900
Accrued liabilities - related parties	43,750	-		43,750

Net cash used in operating activities	83,534	-		83,534

Effect of Exchange rate changes on cash and cash equivalents	(83,534)	-		(83,534)

Net (decrease) increase in cash and cash equivalents	-	-		-

Cash and cash equivalents - beginning of period	-	-		-

Cash and cash equivalents - end of period	$-	$-		$-

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2004

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	June 30,	June 30, 2004		June 30,
	2004	Net Change		2004
	Original			Restated

Revenues	$-	-		$-

Cost of Sales	-	-		-

Gross profit	-	-		-

Operations
General and administrative	272,589	-		272,589

Total Expense	272,589	-		272,589

Loss before other expenses	(272,589)	-		(272,589)

Other expenses (income)
Interest expense	30,970	250	(e)	31,220
Loss (gain) on change in derivative liability	-	78,249	(c)	78,249
Loss (gain) from extinguishment of debt	(1,047,921)	-		(1,047,921)

Total Other expenses (income)	(1,016,951)	78,499		(938,452)

Provision for income taxes	-	-		-

Net income (loss)	744,362	(78,499)		665,863

Other comprehensive income (loss)
Loss (gain) on foreign exchange	-	-		-

Net income (loss) and comprehensive income (loss)	$744,362	$(78,499)		$665,863

Net income (loss) and comprehensive income (loss) per share - basic	$0.00			$0.00

Net income (loss) and comprehensive income (loss) per share - diluted	$0.00			$0.00

Weighted average number of shares - basic	249,895,892			249,895,892

Weighted average number of shares - diluted	1,101,590,892			1,101,590,892

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2004

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	June 30,	June 30, 2004		June 30,
	2004	Net Change		2004
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$744,362	$(78,499)		$665,863

Adjustments to reconcile net income to net cash used in operating activities:
Imputed interest	-	250	(e)	250
Impairment of fixed assets	25,000	-		25,000
(Gain) from extinguishment of debt	(1,047,921)	-		(1,047,921)
Change in derivative liability	-	78,249	(c)	78,249
Changes in assets and liabilities:
(Increase) decrease in:
(Decrease) increase in :
Accounts payable and accrued liabilities	183,723	-		183,723
Accrued liabilities - related parties	87,500	-		87,500

Net cash used in operating activities	(7,336)	-		(7,336)

Effect of Exchange rate changes on cash and cash equivalents	7,336	-		7,336

Net (decrease) increase in cash and cash equivalents	-	-		-

Cash and cash equivalents - beginning of period	-	-		-

Cash and cash equivalents - end of period	$-	$-		$-

CONSOLIDATED BALANCE SHEET
MARCH 31, 2004

	March 31,			March 31,
	2004	Net Change		2004
	Original			Restated
ASSETS

Total Assets	$233,297	-		$233,297

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$2,005,897	(24,277)	(g)	$1,981,620
Accrued liabilties - related parties		1,200,712	(g)	1,200,712
Current portion of long-term debt	126,625	34,580	(g)	161,205
Notes payable - related party		162,500	(g)	162,500
Convertible notes - non-related parties		826,912	(g),(b),(d)	826,912
Derivative liability		2,197,062	(a),(c)	2,197,062
Total Current Liabilities	2,132,522	4,397,489		6,530,011

Other liabilities
Long-term deposits and convertible notes	217,500	(217,500)	(g)	-
Long term debt (net of current)	34,580	(34,580)	(g)	-
Convertible notes	586,356	(586,356)	(g)	-
Convertible notes	185,556	(185,556)	(g)	-
Convertible loans	1,076,173	(1,076,173)	(g)	-
Total Other Liabilities	2,100,165	(2,100,165)		-

Total Liabilities	4,232,687	2,297,324		6,530,011

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized 250,000,000 shares, issued and outstanding 249,895,892 shares	249,896	-		249,896
Additional paid-in capital	25,222,219	5,152	(e)	25,227,371
Deficit accumulated prior to entering development stage	-	(1,057,356)	(r)	(1,057,356)
Deficit accumulated during the development stage	(29,051,310)	(1,245,120)	(c),(d),(e),(j)	(30,296,430)
Unrealized loss on foreign exchange	(420,195)	-		(420,195)
	(3,999,390)	(2,297,324)		(6,296,714)

Total Liabilities and Stockholders' Equity (Deficit)	$233,297	-		$233,297

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2004

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	March 31,	March 31, 2004		March 31,
	2004	Net Change		2004
	Original			Restated

Revenues	$-	-		$-

Cost of Sales	-	-		-

Gross profit	-	-		-

Operations
General and administrative	124,033	-		124,033

Total Expense	124,033	-		124,033

Loss before other expenses	(124,033)	-		(124,033)

Other expenses (income)
Interest expense	14,845	250	(e)	15,095
Loss (gain) on change in derivative liability	-	(1,759,984)	(c)	(1,759,984)

Total Other expenses (income)	14,845	(1,759,734)		(1,744,889)

Provision for income taxes	-	-		-

Net income (loss)	(138,878)	1,759,734		1,620,856

Other comprehensive income (loss)
Loss (gain) on foreign exchange	-	-		-

Net income (loss) and comprehensive income (loss)	$(138,878)	$1,759,734		$1,620,856

Net income (loss) and comprehensive income (loss) per share - basic	$(0.00)			$0.01

Net income (loss) and comprehensive income (loss) per share - diluted				$0.00

Weighted average number of shares - basic	249,895,892			249,895,892

Weighted average number of shares - diluted				1,349,364,848

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	March 31,	March 31, 2004		March 31,
	2004	Net Change		2004
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$(138,878)	$1,759,734		$1,620,856

Adjustments to reconcile net income to net cash used in operating activities:
Imputed interest	-	250	(e)	250
Change in derivative liability	-	(1,759,984)	(c)	(1,759,984)
Changes in assets and liabilities:
(Increase) decrease in:
Sales tax receivable	36	-		36
(Decrease) increase in :
Accounts payable and accrued liabilities	33,176	-		33,176

Net cash used in operating activities	(105,666)	-		(105,666)

Cash flow from financing activities:
Loans from related parties	90,006	-		90,006

Net cash provided by financing activities	90,006	-		90,006

Effect of Exchange rate changes on cash and cash equivalents	15,660	-		15,660

Net (decrease) increase in cash and cash equivalents	-	-		-

Cash and cash equivalents - beginning of period	-	-		-

Cash and cash equivalents - end of period	$-	$-		$-

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003

	December 31,			December 31,
	2003	Net Change		2003
	Original			Restated
ASSETS

Total Assets	$233,333	-		$233,333

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$1,972,721	(24,277)	(g)	$1,948,444
Accrued liabilties - related parties	-	1,106,962	(g)	1,106,962
Current portion of long-term debt	77,869	87,080	(g)	164,949
Notes payable - related party	-	162,500	(g)	162,500
Convertible notes - non-related parties	-	826,912	(g),(b),(d)	826,912
Derivative liability	-	3,957,046	(a),(c)	3,957,046
Total Current Liabilities	2,050,590	6,116,223		8,166,813

Other liabilities
Long-term deposits and convertible notes	217,500	(217,500)	(g)	-
Long term debt (net of current)	87,080	(87,080)	(g)	-
Convertible notes	586,356	(586,356)	(g)	-
Convertible notes	185,556	(185,556)	(g)	-
Convertible loans	982,423	(982,423)	(g)	-
Total Other Liabilities	2,058,915	(2,058,915)		-

Total Liabilities	4,109,505	4,057,308		8,166,813

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized 250,000,000 shares, issued and outstanding 249,895,892 shares	249,896	-		249,896
Additional paid-in capital	25,222,219	4,902	(e)	25,227,121
Deficit accumulated prior to entering development stage	-	(1,057,356)	(r)	(1,057,356)
Deficit accumulated during the development stage	(28,912,432)	(3,004,854)	(c),(d),(e)	(31,917,286)
Unrealized loss on foreign exchange	(435,855)	-		(435,855)
	(3,876,172)	(4,057,308)		(7,933,480)

Total Liabilities and Stockholders' Equity (Deficit)	$233,333	-		$233,333

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2003

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	December 31,	December 31,		December 31,
	2003	2003 - Net Change		2003
	Original			Restated

Revenues	$-	-		$-

Cost of Sales	-	-		-

Gross profit	-	-		-

Operations
General and administrative	123,574	-		123,574

Total Expense	123,574	-		123,574

Loss before other expenses	(123,574)	-		(123,574)

Other expenses (income)
Interest expense	14,942	250	(e)	15,192
Loss (gain) on change in derivative liability	-	2,740,476	(c)	2,740,476

Total Other expenses (income)	14,942	2,740,726		2,755,668

Provision for income taxes	-	-		-

Net loss	(138,516)	(2,740,726)		(2,879,242)

Other comprehensive income (loss)
Loss (gain) on foreign exchange	-	-		-

Net loss and comprehensive loss	$(138,516)	$(2,740,726)		$(2,879,242)

Net loss and comprehensive loss per share - basic and diluted	$(0.00)			$(0.01)

Weighted average number of shares - basic and diluted	249,895,892			249,895,892

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2003

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	December 31,	December 31,		December 31,
	2003	2003 - Net Change		2003
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$(138,516)	$(2,740,726)		$(2,879,242)

Adjustments to reconcile net income to net cash used in operating activities:
Imputed interest	-	250	(e)	250
Change in derivative liability	-	2,740,476	(c)	2,740,476
Changes in assets and liabilities:
(Increase) decrease in:
(Decrease) increase in :
Accounts payable and accrued liabilities	59,355	-		59,355
Accrued liabilities - related parties	43,750	-		43,750

Net cash used in operating activities	(35,411)	-		(35,411)

Cash flow from financing activities:
Loans from related parties	90,102	-		90,102

Net cash provided by financing activities	90,102	-		90,102

Effect of Exchange rate changes on cash and cash equivalents	(54,691)	-		(54,691)

Net (decrease) increase in cash and cash equivalents	-	-		-

Cash and cash equivalents - beginning of period	-	-		-

Cash and cash equivalents - end of period	$-	$-		$-

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2003

	September 30,			September 30,
	2003	Net Change		2003
	Original			Restated
ASSETS

Total Assets	$233,333	-		$233,333

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$1,869,619	(24,277)	(g)	$1,845,342
Accrued liabilties - related parties	-	1,013,212	(g)	1,013,212
Current portion of long-term debt	81,516	87,080	(g)	168,596
Notes payable - related party	-	162,500	(g)	162,500
Convertible notes - non-related parties	-	826,912	(g),(b),(d)	826,912
Derivative liability	-	1,216,570	(a),(c)	1,216,570
Total Current Liabilities	1,951,135	3,281,997		5,233,132

Other liabilities
Long-term deposits and convertible notes	217,500	(217,500)	(g)	-
Long term debt (net of current)	87,080	(87,080)	(g)	-
Convertible notes	586,356	(586,356)	(g)	-
Convertible notes	185,556	(185,556)	(g)	-
Convertible loans	888,673	(888,673)	(g)	-
Total Other Liabilities	1,965,165	(1,965,165)		-

Total Liabilities	3,916,300	1,316,832		5,233,132

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized 250,000,000 shares, issued and outstanding 249,895,892 shares	249,896	-		249,896
Additional paid-in capital	25,222,219	4,652	(e)	25,226,871
Deficit accumulated prior to entering development stage	-	(1,057,356)	(r)	(1,057,356)
Deficit accumulated during the development stage	(28,773,916)	(264,128)	(c),(d)	(29,038,044)
Unrealized loss on foreign exchange	(381,164)	-		(381,164)
	(3,682,965)	(1,316,832)		(4,999,797)

Total Liabilities and Stockholders' Equity (Deficit)	$233,335	-		$233,335

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	September 30,	September 30,		September 30,
	2003	2003 - Net Change		2003
	Original			Restated

Revenues	$-	-		$-

Cost of Sales	-	-		-

Gross profit	-	-		-

Operations
General and administrative	146,071	-		146,071

Total Expense	146,071	-		146,071

Loss before other expenses	(146,071)	-		(146,071)

Other expenses (income)
Interest expense	22,681	250	(e)	22,931
Loss (gain) on change in derivative liability	-	(333,559)	(c)	(333,559)
Loss (gain) from extinguishment of debt	-	(345,884)		(345,884)

Total Other expenses (income)	22,681	(679,193)		(656,512)

Provision for income taxes	-	-		-

Net income (loss)	(168,752)	679,193		510,441

Other comprehensive income (loss)

Loss on foreign exchange	-	-		-

Net income (loss) and comprehensive income (loss)	$(168,752)	$679,193		$510,441

Net income (loss) and comprehensive income (loss) per share - basic	$(0.00)			$0.00

Net income (loss) and comprehensive income (loss) per share - diluted				$0.00

Weighted average number of shares - basic	249,895,892			249,895,892

Weighted average number of shares - diluted				856,035,313

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	September 30,	September 30,		September 30,
	2003	2003 - Net Change		2003
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$(168,752)	$679,193		$510,441

Adjustments to reconcile net income to net cash used in operating activities:
Imputed interest	-	250	(e)	250
(Gain) from extinguishment of debt	-	(345,884)		(345,884)
Change in derivative liability	-	(333,559)	(c)	(333,559)
Changes in assets and liabilities:
(Increase) decrease in:
(Decrease) increase in :
Accounts payable and accrued liabilities	33,435	-		33,435
Accrued liabilities - related parties	43,750	-		43,750

Net cash used in operating activities	(91,567)	-		(91,567)

Cash flow from financing activities:
Loans from related parties	90,197	-		90,197

Net cash provided by financing activities	90,197	-		90,197

Effect of Exchange rate changes on cash and cash equivalents	1,370	-		1,370

Net (decrease) increase in cash and cash equivalents	-	-		-

Cash and cash equivalents - beginning of period	-	-		-

Cash and cash equivalents - end of period	$-	$-		$-

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2003

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	June 30,	June 30, 2003		June 30,
	2003	Net Change		2003
	Original			Restated

Revenues	$-	-		$-

Cost of Sales	-	-		-

Gross profit	-	-		-

Operations
General and administrative	359,911	-		359,911
Depreciation and amortization	19,046	-		19,046
Research and development	-	-		-

Total Expense	378,957	-		378,957

Loss before other expenses	(378,957)	-		(378,957)

Other expenses (income)
Interest expense	22,773	249	(e)	23,022
Accretion expense	-	122,724	(d)	122,724
Loss (gain) on change in derivative liability	-	58,828	(c)	58,828
Loss (gain) from extinguishment of debt	-	100,262	(j),(q)	100,262

Total Other expenses (income)	22,773	282,063		304,836

Provision for income taxes	-	-		-

Net income (loss)	(401,730)	(282,063)		(683,793)

Other comprehensive income (loss)
Loss (gain) on foreign exchange	-	-		-

Net income (loss) and comprehensive income (loss)	$(401,730)	$(282,063)		$(683,793)

Net loss and comprehensive loss per share - basic and diluted	$(0.00)			$(0.00)

Weighted average number of shares - basic and diluted	237,326,726			237,326,726

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2003

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	June 30,	June 30, 2003		June 30,
	2003	Net Change		2003
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$(401,730)	$(282,063)		$(683,793)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	19,046	-		19,046
Imputed interest	-	249	(e)	249
Accretion expense	-	122,724	(d)	122,724
Loss (gain) on settlement of debt	-	100,262	(j),(q)	100,262
Change in derivative liability	-	58,828	(c)	58,828
Changes in assets and liabilities:				-
(Increase) decrease in:				-
Account receivable	30,902	-		30,902
Inventory	(6,009)	-		(6,009)
Sales tax receivable	39,840	-		39,840
Other assets	242,956	-		242,956
(Decrease) increase in :
Accounts payable and accrued liabilities	(68,692)	-		(68,692)
Accrued liabilities - related parties	21,482	-		21,482

Net cash used in operating activities	(122,205)	-		(122,205)

Cash flow from investing activities:
Increase in notes receivable	(548)	-		(548)

Net cash used in investing activities	(548)	-		(548)

Cash flow from financing activities:
Loans from related parties	226,460	-		226,460
Payments on loan payable	(11,874)	-		(11,874)

Net cash provided by financing activities	214,586	-		214,586

Effect of Exchange rate changes on cash and cash equivalents	(91,833)	-		(91,833)

Net (decrease) increase in cash and cash equivalents	-	-		-

Cash and cash equivalents - beginning of period	-	-		-

Cash and cash equivalents - end of period	$-	$-		$-

CONSOLIDATED BALANCE SHEET
MARCH 31, 2003

	March 31,			March 31,
	2003	Net Change		2003
	Original			Restated
ASSETS

Total Assets	$542,914	-		$542,914

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$1,839,642	49,113	(g)	$1,888,755
Accrued liabilties - related parties		509,310	(g)	509,310
Current portion of long-term debt	43,685	133,772	(g)	177,457
Notes payable - related party		162,500	(g)	162,500
Convertible notes - non-related parties		1,050,072	(g),(b),(d)	1,050,072
Derivative liability		1,491,301	(a),(c)	1,491,301
Total Current Liabilities	1,883,327	3,396,068		5,279,395

Other liabilities
Long-term deposits and convertible notes	217,500	(217,500)	(g)	-
Long term debt (net of current)	133,772	(133,772)	(g)	-
Convertible notes	932,240	(932,240)	(g)	-
Convertible notes	185,556	(185,556)	(g)	-
Convertible loans	558,423	(558,423)	(g)	-
Total Other Liabilities	2,027,491	(2,027,491)		-

Total Liabilities	3,910,818	1,368,577		5,279,395

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized 250,000,000 shares, issued and outstanding 249,895,892 shares	249,896	-		249,896
Additional paid-in capital	25,222,219	4,153	(e)	25,226,372
Deficit accumulated prior to entering development stage	-	(1,057,356)	(r)	(1,057,356)
Deficit accumulated during the development stage	(28,549,318)	(315,374)	(c),(d),(e),(j)	(28,864,692)
Unrealized loss on foreign exchange	(290,701)	-		(290,701)
	(3,367,904)	(1,368,577)		(4,736,481)

Total Liabilities and Stockholders' Equity (Deficit)	$542,914	-		$542,914

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2003

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	March 31,	March 31, 2003		March 31,
	2003	Net Change		2003
	Original			Restated

Revenues	$-	-		$-

Cost of Sales	-	-		-

Gross profit	-	-		-

Operations
General and administrative	106,578	-		106,578

Total Expense	106,578	-		106,578

Loss before other expenses	(106,578)	-		(106,578)

Other expenses (income)
Interest expense	22,838	250	(e)	23,088
Accretion expense	-	122,723	(d)	122,723
Loss (gain) on change in derivative liability	-	(6,508,036)	(c)	(6,508,036)

Total Other expenses (income)	22,838	(6,385,063)		(6,362,225)

Provision for income taxes	-	-		-

Net income (loss)	(129,416)	6,385,063		6,255,647

Other comprehensive income (loss)
Loss (gain) on foreign exchange	-	-		-

Net income (loss) and comprehensive income (loss)	$(129,416)	6,385,063		$6,255,647

Net income (loss) and comprehensive income (loss) per share - basic	$(0.00)			$0.03

Net income (loss) and comprehensive income (loss) per share - diluted				$0.01

Weighted average number of shares - basic	231,042,142			231,042,142

Weighted average number of shares - diluted				978,733,933

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	March 31,	March 31, 2003		March 31,
	2003	Net Change		2003
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$(129,416)	$6,385,063		$6,255,647

Adjustments to reconcile net income to net cash used in operating activities:
Imputed interest	-	250	(e)	250
Accretion expense	-	122,723	(d)	122,723
Change in derivative liability	-	(6,508,036)	(c)	(6,508,036)
Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	(2,151)	-		(2,151)
Inventory	(4,685)	-		(4,685)
Sales tax receivable	(2,773)	-		(2,773)
Research and experimental development tax credits receivable	126,428	-		126,428
Other assets	(5,317)	-		(5,317)
(Decrease) increase in :
Accounts payable and accrued liabilities	89,620	-		89,620
Accrued liabilities - related parties	11,598	-		11,598

Net cash used in operating activities	83,304	-		83,304

Cash flow from investing activities:
Increase in notes receivable	(1,387)	-		(1,387)

Net cash used in investing activities	(1,387)	-		(1,387)

Cash flow from financing activities:
Loans from related parties	(74,897)	-		(74,897)
Proceeds from grants	75,350	-		75,350
Proceeds from issuance of common stock	4,283	-		4,283
Proceeds from additional paid-in capital	31,217	-		31,217

Net cash provided by financing activities	35,953	-		35,953

Effect of Exchange rate changes on cash and cash equivalents	(117,870)	-		(117,870)

Net (decrease) increase in cash and cash equivalents	-	-		-

Cash and cash equivalents - beginning of period	-	-		-

Cash and cash equivalents - end of period	$-	$-		$-

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2002

	December 31,			December 31,
	2002	Net Change		2002
	Original			Restated
ASSETS

Total Assets	$653,029	-		$653,029

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$1,740,397	219,394	(g)	$1,959,791
Accrued liabilties - related parties	-	924,948	(g)	924,948
Current portion of long-term debt	41,299	137,516	(g)	178,815
Notes payable - related party	-	162,500	(g)	162,500
Convertible notes - non-related parties	-	927,349	(g),(b),(d)	927,349
Derivative liability	-	7,999,337	(a),(c)	7,999,337
Total Current Liabilities	1,781,696	10,371,044		12,152,740

Other liabilities
Long-term deposits and convertible notes	217,500	(217,500)	(g)	-
Long term debt (net of current)	137,516	(137,516)	(g)	-
Convertible notes	932,240	(932,240)	(g)	-
Convertible notes	185,556	(185,556)	(g)	-
Convertible loans	1,144,342	(1,144,342)	(g)	-
Total Other Liabilities	2,617,154	(2,617,154)		-

Total Liabilities	4,398,850	7,753,890		12,152,740

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized 250,000,000 shares, issued and outstanding 224,757,559 shares	224,758	-		224,758
Additional paid-in capital	24,618,899	3,903	(e)	24,622,802
Deficit accumulated prior to entering development stage	-	(1,057,356)	(r)	(1,057,356)
Deficit accumulated during the development stage	(28,419,902)	(6,700,437)	(c),(d),(e)	(35,120,339)
Unrealized loss on foreign exchange	(169,576)	-		(169,576)
	(3,745,821)	(7,753,890)		(11,499,711)

Total Liabilities and Stockholders' Equity (Deficit)	$653,029	-		$653,029

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2002

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	December 31,	December 31,		December 31,
	2002	2002 - Net Change		2002
	Original			Restated

Revenues	$-	-		$-

Cost of Sales	-	-		-

Gross profit	-	-		-

Operations
General and administrative	269,322	-		269,322

Total Expense	269,322	-		269,322

Loss before other expenses	(269,322)	-		(269,322)

Other expenses (income)
Interest expense	35,769	250	(e)	36,019
Accretion expense	-	122,723	(d)	122,723
Loss (gain) on change in derivative liability	-	6,504,334	(c)	6,504,334
Loss (gain) from extinguishment of debt	-	-		-

Total Other expenses (income)	35,769	6,627,307		6,663,076

Provision for income taxes	-	-		-

Net loss	(305,091)	(6,627,307)		(6,932,398)

Other comprehensive income (loss)
Loss (gain) on foreign exchange	-	-		-

Net loss and comprehensive loss	$(305,091)	$(6,627,307)		$(6,932,398)

Net loss and comprehensive loss per share - basic and diluted	$(0.00)			$(0.03)

Weighted average number of shares - basic and diluted	224,757,559			224,757,559

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2002

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	December 31,	December 31,		December 31,
	2002	2002 - Net Change		2002
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$(305,091)	$(6,627,307)		$(6,932,398)

Adjustments to reconcile net income to net cash used in operating activities:
Imputed interest	-	250	(e)	250
Accretion expense	-	122,723	(d)	122,723
Change in derivative liability	-	6,504,334	(c)	6,504,334
Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	(174)	-		(174)
Inventory	(379)	-		(379)
Sales tax receivable	(7,706)	-		(7,706)
Research and experimental development tax credits receivable	43,448	-		43,448
Other assets	(429)	-		(429)
(Decrease) increase in :
Accounts payable and accrued liabilities	186,206	-		186,206
Accrued liabilities - related parties	9,997	-		9,997

Net cash used in operating activities	(74,128)	-		(74,128)

Cash flow from investing activities:
Increase in notes receivable	(112)	-		(112)

Net cash used in investing activities	(112)	-		(112)

Cash flow from financing activities:
Proceeds from loan payable	33,116	-		33,116
Proceeds from grants	44,711	-		44,711

Net cash provided by financing activities	77,827	-		77,827

Effect of Exchange rate changes on cash and cash equivalents	(3,587)	-		(3,587)

Net (decrease) increase in cash and cash equivalents	-	-		-

Cash and cash equivalents - beginning of period	-	-		-

Cash and cash equivalents - end of period	$-	$-		$-

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2002

	September 30,			September 30,
	2002	Net Change		2002
	Original			Restated
ASSETS

Total Assets	$687,676	-		$687,676

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$1,545,405	217,937	(g)	$1,763,342
Accrued liabilties - related parties	-	844,218	(g)	844,218
Current portion of long-term debt	37,246	144,717	(g)	181,963
Notes payable - related party	-	162,500	(g)	162,500
Convertible notes - non-related parties	-	804,626	(g),(b),(d)	804,626
Derivative liability	-	1,495,003	(a),(c)	1,495,003
Total Current Liabilities	1,582,651	3,669,001		5,251,652

Other liabilities
Long-term deposits and convertible notes	217,500	(217,500)	(g)	-
Long term debt (net of current)	144,717	(144,717)	(g)	-
Convertible notes	932,240	(932,240)	(g)	-
Convertible notes	185,556	(185,556)	(g)	-
Convertible loans	1,062,155	(1,062,155)	(g)	-
Total Other Liabilities	2,542,168	(2,542,168)		-

Total Liabilities	4,124,819	1,126,833		5,251,652

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized 250,000,000 shares, issued and outstanding 224,757,559 shares	224,758	-		224,758
Additional paid-in capital	24,618,899	3,653	(e)	24,622,552
Deficit accumulated prior to entering development stage	-	(1,057,356)	(r)	(1,057,356)
Deficit accumulated during the development stage	(28,114,811)	(73,130)	(c),(d)	(28,187,941)
Unrealized loss on foreign exchange	(165,989)	-		(165,989)
	(3,437,143)	(1,126,833)		(4,563,976)

Total Liabilities and Stockholders' Equity (Deficit)	$687,676	-		$687,676

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	September 30,	September 30,		September 30,
	2002	2002 - Net Change		2002
	Original			Restated

Revenues	$-	-		$-

Cost of Sales	-	-		-

Gross profit	-	-		-

Operations
General and administrative	245,359	-		245,359
Depreciation and amortization	5,914	-		5,914
Research and development	450,000	-		450,000

Total Expense	701,273	-		701,273

Loss before other expenses	(701,273)	-		(701,273)

Other expenses (income)
Interest expense	23,865	250	(e)	24,115
Accretion expense	-	122,723	(d)	122,723
Loss (gain) on change in derivative liability	-	554,490	(c)	554,490
Loss (gain) from extinguishment of debt	-	-		-

Total Other expenses (income)	23,865	677,463		701,328

Provision for income taxes	-	-		-

Net loss	(725,138)	(677,463)		(1,402,601)

Other comprehensive income (loss)
Loss on foreign exchange	-	-		-

Net loss and comprehensive loss	$(725,138)	$(677,463)		$(1,402,601)

Net loss and comprehensive loss per share - basic and diluted	$(0.00)			$(0.01)

Weighted average number of shares - basic and diluted	224,757,559			224,757,559

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	September 30,	September 30,		September 30,
	2002	2002 - Net Change		2002
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$(725,138)	$(677,463)		$(1,402,601)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,914	-		5,914
Imputed interest	-	250	(e)	250
Accretion expense	-	122,723	(d)	122,723
Loss (gain) on disposal and abandonment of assets	530,651	-		530,651
Change in derivative liability	-	554,490	(c)	554,490
Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	4,636	-		4,636
Inventory	2,915	-		2,915
Sales tax receivable	(7,308)	-		(7,308)
Research and experimental development tax credits receivable	77,094	-		77,094
Other assets	3,308	-		3,308
(Decrease) increase in :
Accounts payable and accrued liabilities	48,613	-		48,613
Accrued liabilities - related parties	11,026	-		11,026

Net cash used in operating activities	(48,289)	-		(48,289)

Cash flow from investing activities:
Reduction in notes receivable	863	-		863

Net cash used in investing activities	863	-		863

Cash flow from financing activities:
Payments on lease obligations	(53,815)	-		(53,815)
Proceeds from grants	67,061	-		67,061

Net cash provided by financing activities	13,246	-		13,246

Effect of Exchange rate changes on cash and cash equivalents	34,180	-		34,180

Net (decrease) increase in cash and cash equivalents	-	-		-

Cash and cash equivalents - beginning of period	-	-		-

Cash and cash equivalents - end of period	$-	$-		$-

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2002

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	June 30,	June 30, 2002		June 30,
	2002	Net Change		2002
	Original			Restated

Revenues	$27,091	-		$27,091

Cost of Sales	12,127	-		12,127

Gross profit	14,964	-		14,964

Operations
General and administrative	412,693	-		412,693
Depreciation and amortization	11,885	-		11,885
Research and development	1,934,772	-		1,934,772

Total Expense	2,359,350	-		2,359,350

Loss before other expenses	(2,344,386)	-		(2,344,386)

Other expenses (income)
Interest expense	142,525	850	(e)	143,375
Accretion expense	-	46,631	(d)	46,631
Loss (gain) on change in derivative liability	-	(453,724)	(c)	(453,724)

Total Other expenses (income)	142,525	(406,243)		(263,718)

Provision for income taxes	-	-		-

Net income (loss)	(2,486,911)	406,243		(2,080,668)

Other comprehensive income (loss)
Loss (gain) on foreign exchange	(2,138)	-		(2,138)

Net income (loss) and comprehensive income (loss)	$(2,484,773)	$406,243		$(2,078,530)

Net loss and comprehensive loss per share - basic and diluted	$(0.01)			$(0.01)

Weighted average number of shares - basic and diluted	204,212,265			204,212,265

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2002

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	June 30,	June 30, 2002		June 30,
	2002	Net Change		2002
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$(2,484,773)	$406,243		$(2,078,530)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,885	-		11,885
Imputed interest	-	850	(e)	850
Accretion expense	-	46,631	(d)	46,631
Loss (gain) on disposal and abandonment of assets	1,500,000	-		1,500,000
Common stock issued in exchange for services and expenses	(33,947)	-		(33,947)
Change in derivative liability	-	(453,724)	(c)	(453,724)
Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	(31,590)	-		(31,590)
Inventory	7,148	-		7,148
Sales tax receivable	(22,089)	-		(22,089)
Research and experimental development tax credits receivable	(76,525)	-		(76,525)
Other assets	38,756	-		38,756
(Decrease) increase in :
Accounts payable and accrued liabilities	128,246	-		128,246
Accrued liabilities - related parties	103,248	-		103,248

Net cash used in operating activities	(859,641)	-		(859,641)

Cash flow from investing activities:
Increase in notes receivable	(2,198)	-		(2,198)

Net cash used in investing activities	(2,198)	-		(2,198)

Cash flow from financing activities:
Loans from related parties	859,833			859,833
Deferred financing costs	34,375	-		34,375
Payments on lease obligations	(7,668)	-		(7,668)
Payments on loan payable	(49,985)	-		(49,985)
Proceeds from issuance of common stock	5,850	-		5,850
Proceeds from additional paid-in capital	61,897	-		61,897

Net cash provided by financing activities	904,302	-		904,302

Effect of Exchange rate changes on cash and cash equivalents	(41,120)	-		(41,120)

Net (decrease) increase in cash and cash equivalents	1,343	-		1,343

Cash and cash equivalents - beginning of period	(1,343)	-		(1,343)

Cash and cash equivalents - end of period	$-	$-		$-

CONSOLIDATED BALANCE SHEET
MARCH 31, 2002

	March 31,			March 31,
	2002	Net Change		2002
	Original			Restated
ASSETS

Total Assets	$2,727,001	-		$2,727,001

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$1,254,272	136,103	(g)	$1,390,375
Accrued liabilties - related parties		1,121,432	(g)	1,121,432
Current portion of long-term debt	22,447	196,751	(g)	219,198
Notes payable - related party		162,500	(g)	162,500
Convertible notes - non-related parties		453,032	(g),(b),(d)	453,032
Derivative liability		1,394,237	(a),(c)	1,394,237
Total Current Liabilities	1,276,719	3,464,055		4,740,774

Other liabilities
Long-term deposits and convertible notes	217,500	(217,500)	(g)	-
Long term debt (net of current)	196,751	(196,751)	(g)	-
Convertible notes	750,000	(750,000)	(g)	-
Convertible notes	185,556	(185,556)	(g)	-
Convertible loans	1,257,535	(1,257,535)	(g)	-
Total Other Liabilities	2,607,342	(2,607,342)		-

Total Liabilities	3,884,061	856,713		4,740,774

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorize 250,000,000 shares, issued and outstanding 197,363,834 shares	197,364	-		197,364
Additional paid-in capital	23,709,525	2,553	(e)	23,712,078
Deficit accumulated prior to entering development stage	-	(1,057,356)	(r)	(1,057,356)
Deficit accumulated during the development stage	(24,904,900)	198,090	(c),(d),(e),(j)	(24,706,810)
Unrealized loss on foreign exchange	(159,049)	-		(159,049)
	(1,157,060)	(856,713)		(2,013,773)

Total Liabilities and Stockholders' Equity (Deficit)	$2,727,001	-		$2,727,001

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2002

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	March 31,	March 31, 2002		March 31,
	2002	Net Change		2002
	Original			Restated

Revenues	$-	-		$-

Cost of Sales	-	-		-

Gross profit	-	-		-

Operations
General and administrative	198,665	-		198,665
Depreciation and amortization	13,627	-		13,627
Research and development	120,791	-		120,791

Total Expense	333,083	-		333,083

Loss before other expenses	(333,083)	-		(333,083)

Other expenses (income)
Interest expense	25,401	851	(e)	26,252
Accretion expense	-	46,631	(d)	46,631
Loss (gain) on change in derivative liability	-	278,054	(c)	278,054

Total Other expenses (income)	25,401	325,536		350,937

Provision for income taxes	-	-		-

Net loss	(358,484)	(325,536)		(684,020)

Other comprehensive income (loss)
Loss (gain) on foreign exchange	175	-		175

Net loss and comprehensive loss	$(358,659)	$(325,536)		$(684,195)

Net loss and comprehensive loss per share - basic and diluted	$(0.00)			$(0.00)

Weighted average number of shares - basic and diluted	192,114,478			192,114,478

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	March 31,	March 31, 2002		March 31,
	2002	Net Change		2002
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$(358,659)	$(325,536)		$(684,195)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13,627	-		13,627
Imputed interest	-	851	(e)	851
Accretion expense	-	46,631	(d)	46,631
Change in derivative liability	-	278,054	(c)	278,054
Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	2	-		2
Inventory	64	-		64
Research and experimental development tax credits receivable	(27,447)	-		(27,447)
Other assets	24,365	-		24,365
(Decrease) increase in :
Accounts payable and accrued liabilities	100,788	-		100,788

Net cash used in operating activities	(247,260)	-		(247,260)

Cash flow from investing activities:
Decrease in notes receivable	15	-		15

Net cash used in investing activities	15	-		15

Cash flow from financing activities:
Loans from related parties	231,163	-		231,163
Deferred financing costs	12,303	-		12,303

Net cash provided by financing activities	243,466	-		243,466

Effect of Exchange rate changes on cash and cash equivalents	1,953	-		1,953

Net (decrease) increase in cash and cash equivalents	(1,826)	-		(1,826)

Cash and cash equivalents - beginning of period	483	-		483

Cash and cash equivalents - end of period	$(1,343)	$-		$(1,343)

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2001

	December 31,			December 31,
	2001	Net Change		2001
	Original			Restated
ASSETS

Total Assets	$2,739,452	-		$2,739,452

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$1,153,485	73,708	(g)	$1,227,193
Accrued liabilties - related parties	-	964,843	(g)	964,843
Current portion of long-term debt	25,538	196,751	(g)	222,289
Notes payable - related party	-	162,500	(g)	162,500
Convertible notes - non-related parties	-	406,401	(g),(b),(d)	406,401
Derivative liability	-	1,116,183	(a),(c)	1,116,183
Total Current Liabilities	1,179,023	2,920,386		4,099,409

Other liabilities
Long-term deposits and convertible notes	217,500	(217,500)	(g)	-
Long term debt (net of current)	196,751	(196,751)	(g)	-
Convertible notes	750,000	(750,000)	(g)	-
Convertible notes	185,556	(185,556)	(g)	-
Convertible loans	1,038,551	(1,038,551)	(g)	-
Total Other Liabilities	2,388,358	(2,388,358)		-

Total Liabilities	3,567,381	532,028		4,099,409

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized 250,000,000 shares, issued and outstanding 197,363,834 shares	197,364	-		197,364
Additional paid-in capital	23,681,950	1,702	(e)	23,683,652
Deficit accumulated prior to entering development stage	-	(1,057,356)	(r)	(1,057,356)
Deficit accumulated during the development stage	(24,546,241)	523,626	(c),(d),(e)	(24,022,615)
Unrealized loss on foreign exchange	(161,002)	-		(161,002)
	(827,929)	(532,028)		(1,359,957)

Total Liabilities and Stockholders' Equity (Deficit)	$2,739,452	-		$2,739,452

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2001

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	December 31,	December 31,		December 31,
	2001	2001 - Net Change		2001
	Original			Restated

Revenues	$1,424	-		$1,424

Cost of Sales	854	-		854

Gross profit	570	-		570

Operations
General and administrative	308,601	-		308,601
Depreciation and amortization	13,718	-		13,718
Research and development	154,175	-		154,175

Total Expense	476,494	-		476,494

Loss before other expenses	(475,924)	-		(475,924)

Other expenses (income)
Interest expense	28,185	851	(e)	29,036
Accretion expense	-	46,631	(d)	46,631
Loss (gain) on change in derivative liability	-	347,889	(c)	347,889

Total Other expenses (income)	28,185	395,371		423,556

Provision for income taxes	-	-		-

Net loss	(504,109)	(395,371)		(899,480)

Other comprehensive income (loss)
Loss (gain) on foreign exchange	882	-		882

Net loss and comprehensive loss	$(504,991)	$(395,371)		$(900,362)

Net loss and comprehensive loss per share - basic and diluted	$(0.00)			$(0.00)

Weighted average number of shares - basic and diluted	186,865,121			186,865,121

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2001

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	December 31,	December 31,		December 31,
	2001	2001 - Net Change		2001
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$(504,991)	$(395,371)		$(900,362)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13,718	-		13,718
Imputed interest	-	851	(e)	851
Accretion expense	-	46,631	(d)	46,631
Change in derivative liability	-	347,889	(c)	347,889
Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	(1,625)	-		(1,625)
Inventory	654	-		654
Sales tax receivable	6,610	-		6,610
Research and experimental development tax credits receivable	185,675	-		185,675
Other assets	39,604	-		39,604
(Decrease) increase in :
Accounts payable and accrued liabilities	265,875	-		265,875

Net cash used in operating activities	5,520	-		5,520

Cash flow from investing activities:
Increase in notes receivable	(4,280)	-		(4,280)

Net cash used in investing activities	(4,280)	-		(4,280)

Cash flow from financing activities:
Deferred financing costs	26,968	-		26,968
Payments on notes payable	(256,940)	-		(256,940)
Proceeds from grants	236,988	-		236,988

Net cash provided by financing activities	7,016	-		7,016

Effect of Exchange rate changes on cash and cash equivalents	(4,931)	-		(4,931)

Net (decrease) increase in cash and cash equivalents	3,325	-		3,325

Cash and cash equivalents - beginning of period	(2,842)	-		(2,842)

Cash and cash equivalents - end of period	$483	$-		$483

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2001

	September 30,			September 30,
	2001	Net Change		2001
	Original			Restated
ASSETS

Total Assets	$2,976,484	-		$2,976,484

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$977,321	48,435	(g)	$1,025,756
Accrued liabilties - related parties	-	713,920	(g)	713,920
Current portion of long-term debt	363,963	107,460	(g)	471,423
Notes payable - related party	-	162,500	(g)	162,500
Convertible notes - non-related parties	-	359,770	(g),(b),(d)	359,770
Derivative liability	-	768,294	(a),(c)	768,294
Total Current Liabilities	1,341,284	2,160,379		3,501,663

Other liabilities
Long-term deposits and convertible notes	217,500	(217,500)	(g)	-
Long term debt (net of current)	107,460	(107,460)	(g)	-
Convertible notes	750,000	(750,000)	(g)	-
Convertible notes	185,556	(185,556)	(g)	-
Convertible loans	762,355	(762,355)	(g)	-
Total Other Liabilities	2,022,871	(2,022,871)		-

Total Liabilities	3,364,155	137,508		3,501,663

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized 250,000,000 shares, issued and outstanding 197,363,834 shares	197,364	-		197,364
Additional paid-in capital	23,612,286	851	(e)	23,613,137
Deficit accumulated prior to entering development stage	-	(1,057,356)	(r)	(1,057,356)
Deficit accumulated during the development stage	(24,041,250)	918,997	(c),(d)	(23,122,253)
Unrealized loss on foreign exchange	(156,071)	-		(156,071)
	(387,671)	(137,508)		(525,179)

Total Liabilities and Stockholders' Equity (Deficit)	$2,976,484	-		$2,976,484

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	September 30,	September 30,		September 30,
	2001	2001 - Net Change		2000
	Original			Restated

Revenues	$-	-		$-

Cost of Sales	-	-		-

Gross profit	-	-		-

Operations
General and administrative	289,954	-		289,954
Depreciation and amortization	13,954	-		13,954
Research and development	87,839	-		87,839

Total Expense	391,747	-		391,747

Loss before other expenses	(391,747)	-		(391,747)

Other expenses (income)
Interest expense	26,093	851	(e)	26,944
Accretion expense	-	46,631	(d)	46,631
Loss (gain) on change in derivative liability	-	(39,557)	(c)	(39,557)

Total Other expenses (income)	26,093	7,925		34,018

Provision for income taxes	-	-		-

Net loss	(417,840)	(7,925)		(425,765)

Other comprehensive income (loss)
Loss on foreign exchange	1,081	-		1,081

Net loss and comprehensive loss	$(418,921)	$(7,925)		$(426,846)

Net loss and comprehensive loss per share - basic and diluted	$(0.00)			$(0.00)

Weighted average number of shares - basic and diluted	181,615,765			181,615,765

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	September 30,	September 30,		September 30,
	2001	2001 - Net Change		2000
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$(418,921)	$(7,925)		$(426,846)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13,943	-		13,943
Imputed interest	-	851	(e)	851
Accretion expense	-	46,631	(d)	46,631
Stock options issued in exchange for services	367,273	-		367,273
Change in derivative liability	-	(39,557)	(c)	(39,557)
Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	514	-		514
Inventory	2,928	-		2,928
Sales tax receivable	5,175	-		5,175
Research and experimental development tax credits receivable	32,356	-		32,356
Other assets	90,572	-		90,572
(Decrease) increase in :
Accounts payable and accrued liabilities	(269,751)	-		(269,751)
Accrued liabilities - related parties	(12,374)	-		(12,374)

Net cash used in operating activities	(188,285)	-		(188,285)

Cash flow from investing activities:
Investment	(89,500)	-		(89,500)

Net cash used in investing activities	(89,500)	-		(89,500)

Cash flow from financing activities:
Deferred financing costs	26,968	-		26,968
Payments on lease obligations	(17,148)	-		(17,148)
Proceeds from grants	239,609	-		239,609

Net cash provided by financing activities	249,429	-		249,429

Effect of Exchange rate changes on cash and cash equivalents	24,158	-		24,158

Net (decrease) increase in cash and cash equivalents	(4,198)	-		(4,198)

Cash and cash equivalents - beginning of period	1,356	-		1,356

Cash and cash equivalents - end of period	$(2,842)	$-		$(2,842)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2001

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	June 30,	June 30, 2001		June 30,
	2001	Net Change		2001
	Original			Restated

Revenues	$-	-		$-

Cost of Sales	-	-		-

Gross profit	-	-		-

Operations
General and administrative	407,022	-		407,022
Depreciation and amortization	47,182	-		47,182
Research and development	14,785	-		14,785

Total Expense	468,989	-		468,989

Loss before other expenses	(468,989)	-		(468,989)

Other expenses (income)
Interest expense	96,491	-		96,491
Accretion expense	-	66,179	(d)	66,179
Loss (gain) on change in derivative liability	-	(58,292)	(c)	(58,292)
Loss (gain) from extinguishment of debt	-	-		-

Total Other expenses (income)	96,491	7,887		104,378

Provision for income taxes	-	-		-

Net loss	(565,480)	(7,887)		(573,367)

Other comprehensive income (loss)
Loss (gain) on foreign exchange	(7,130)	-		(7,130)

Net loss and comprehensive loss	$(558,350)	(7,887)		$(566,237)

Net loss and comprehensive loss per share - basic and diluted	$(0.00)			$(0.00)

Weighted average number of shares - basic and diluted	170,139,483			170,139,483

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2001

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	June 30,	June 30, 2001		June 30,
	2001	Net Change		2001
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$(558,350)	$(7,887)		$(566,237)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	47,181	-		47,181
Accretion expense	-	66,179	(d)	66,179
Loss (gain) on disposal and abandonment of assets	(49,801)	-		(49,801)
Common stock issued in exchange for interest	4,200	-		4,200
Common stock issued in exchange for services and expenses	(1,009,142)	-		(1,009,142)
Stock options issued in exchange for services	496,411	-		496,411
Change in derivative liability	-	(58,292)	(c)	(58,292)
Changes in assets and liabilities:
(Increase) decrease in:
Inventory	24,695	-		24,695
Sales tax receivable	(24,905)	-		(24,905)
Research and experimental development tax credits receivable	279,213	-		279,213
Other assets	41,209	-		41,209
(Decrease) increase in :
Accounts payable and accrued liabilities	673,332	-		673,332
Accrued liabilities - related parties	(213,778)	-		(213,778)

Net cash used in operating activities	(289,735)	-		(289,735)

Cash flow from investing activities:
Increase in notes receivable	(112,789)	-		(112,789)
Reduction in notes receivable	116,089	-		116,089
Equipment	(60,769)	-		(60,769)

Net cash used in investing activities	(57,469)	-		(57,469)

Cash flow from financing activities:
Loans from related parties	880,417			880,417
Deferred financing costs	26,968	-		26,968
Proceeds from convertible notes	754,999	-		754,999
Payments on lease obligations	(39,217)	-		(39,217)
Proceeds from issuance of convertible subordinated debentures	(935,556)	-		(935,556)
Payments on loan payable	(75,147)	-		(75,147)
Proceeds from grants	(41,958)	-		(41,958)
Proceeds from issuance of common stock	733	-		733
Proceeds from additional paid-in capital	39,427	-		39,427

Net cash provided by financing activities	610,666	-		610,666

Effect of Exchange rate changes on cash and cash equivalents	(275,028)	-		(275,028)

Net (decrease) increase in cash and cash equivalents	(11,566)	-		(11,566)

Cash and cash equivalents - beginning of period	12,922	-		12,922

Cash and cash equivalents - end of period	$1,356	$-		$1,356

CONSOLIDATED BALANCE SHEET
MARCH 31, 2001

	March 31,			March 31,
	2001	Net Change		2001
	Original			Restated
ASSETS

Total Assets	$3,208,452	-		$3,208,452

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilties	$799,893	35,762	(g)	$835,655
Accrued liabilties - related parties	-	878,270	(g)	878,270
Current portion of long-term debt	137,653	403,002	(g)	540,655
Notes payable - related party	-	143,500	(g)	143,500
Convertible notes - non-related parties	-	246,960	(g),(b),(d)	246,960
Derivative liability	-	866,143	(a),(c)	866,143
Total Current Liabilities	937,546	2,573,637		3,511,183

Other liabilities
Long-term deposits and convertible notes	198,500	(198,500)	(g)	-
Long term debt (net of current)	403,002	(403,002)	(g)	-
Convertible notes	750,000	(750,000)	(g)	-
Convertible notes	185,556	(185,556)	(g)	-
Convertible loans	914,032	(914,032)	(g)	-
Total Other Liabilities	2,451,090	(2,451,090)		-

Total Liabilities	3,388,636	122,547		3,511,183

Stockholders' Equity (Deficit)
Common stock, $.001 par value, authorized 250,000,000 shares, issued and outstanding 175,756,295 shares	175,756	-		175,756
Additional paid-in capital	22,613,260	-		22,613,260
Deficit accumulated prior to entering development stage	-	(1,057,356)	(r)	(1,057,356)
Deficit accumulated during the development stage	(23,063,979)	934,809	(c),(d),(e),(j)	(22,129,170)
Unrealized loss on foreign exchange	94,779	-		94,779
	(180,184)	(122,547)		(302,731)

Total Liabilities and Stockholders' Equity (Deficit)	$3,208,452	-		$3,208,452

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2001

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	March 31,	March 31, 2001		March 31,
	2001	Net Change		2001
	Original			Restated

Revenues	$-	-		$-

Cost of Sales	-	-		-

Gross profit	-	-		-

Operations
General and administrative	745,338	-		745,338
Depreciation and amortization	68,071	-		68,071
Research and development	359,282	-		359,282

Total Expense	1,172,691	-		1,172,691

Loss before other expenses	(1,172,691)	-		(1,172,691)

Other expenses (income)
Interest expense	21,623	-		21,623
Accretion expense	-	6,404	(d)	6,404
Loss (gain) on change in derivative liability	-	116,143	(c)	116,143
Loss (gain) from extinguishment of debt	-	-		-

Total Other expenses (income)	21,623	122,547		144,170

Provision for income taxes	-	-		-

Net income (loss)	(1,194,314)	(122,547)		(1,316,861)

Other comprehensive income (loss)
Loss (gain) on foreign exchange	(67,773)	-		(67,773)

Net loss and comprehensive loss	$(1,126,541)	$(122,547)		$(1,249,088)

Net loss and comprehensive loss per share - basic and diluted	$(0.01)			$(0.01)

Weighted average number of shares - basic and diluted	168,063,841			168,063,841

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001

	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	March 31,	March 31, 2001		March 31,
	2001	Net Change		2001
	Original			Restated

Cash flows from operating activities:

Net income (loss)	$(1,126,541)	$(122,547)		$(1,249,088)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	68,071	-		68,071
Accretion expense	-	6,404	(d)	6,404
Stock options issued in exchange for services	2,801	-		2,801
Change in derivative liability	-	116,143	(c)	116,143
Changes in assets and liabilities:
(Increase) decrease in:
Account receivable	(5,144)	-		(5,144)
Inventory	4,455	-		4,455
Sales tax receivable	5,175	-		5,175
Research and experimental development tax credits receivable	239,674	-		239,674
Other assets	(27,015)	-		(27,015)
(Decrease) increase in :
Accounts payable and accrued liabilities	(255,027)	-		(255,027)

Net cash used in operating activities	(1,093,551)	-		(1,093,551)

Cash flow from investing activities:
Equipment	(2,433)	-		(2,433)
Equipment assembly costs	(139,582)	-		(139,582)

Net cash used in investing activities	(142,015)	-		(142,015)

Cash flow from financing activities:
Proceeds from convertible notes	935,556	-		935,556
Proceeds from notes payable	(744,490)	-		(744,490)
Proceeds from loan payable	(35,520)	-		(35,520)
Proceeds from issuance of common stock	10,764	-		10,764
Proceeds from additional paid-in capital	1,119,936	-		1,119,936

Net cash provided by financing activities	1,286,246	-		1,286,246

Effect of Exchange rate changes on cash and cash equivalents	(49,213)	-		(49,213)

Net (decrease) increase in cash and cash equivalents	1,467	-		1,467

Cash and cash equivalents - beginning of period	11,455	-		11,455

Cash and cash equivalents - end of period	$12,922	$-		$12,922

ANNOTATIONS TO NET CHANGES IN RESTATED FINANCIAL STATEMENTS -

(a)	Recognition of Derivative Liability associated with Convertible Notes (Derivative Financial Instrument).
(b)	Recognition of Note Discount associated with Convertible Notes (Derivative Financial Instrument).
(c)	Recognition of change in Derivative Liability associated with Convertible Notes (Derivative Financial Instrument).
(d)	Recognition of Note Discount amortization associated with Convertible Notes (Derivative Financial Instrument).
(e)	Recognition of interest expense associated with Convertible Notes (Derivative Financial Instrument).
(f)	Recognition of preferred stock issuances at fair value.
(g)	Reclassification of all liabilities which are due within one year or are in default.
(h)	Correction to properly record fixed assets impairment charge from 2009 to 2008.
(i)	Correction to amount of interest expense recorded in 2008.
(j)	Correction to transfer write-off and settlement of certain balances relating to Convertible Notes - non-related parties from 2009 to 2003.
(k)	Correction to record loss on issuance of common stock at fair value to settle outstanding debts.
(l)	Correction to the amount recorded for professional fees on issuance of common stock at fair value for services rendered.
(m)	Correction to record stock option expense.
(n)	Correction to record imputed interest expense.
(o)	Correction of the amount accrued for professional fees.
(p)	Correction of the amount accrued for legal liabilities.
(q)	Correction of amount of Convertible Notes outstanding at June 30, 2003.
(r)	Presentation of portion of deficit accumulated prior to entering development stage.
(s)	Correction of original financial statement classification and presentation.

Note 17      SUBSEQUENT EVENTS

On July 1, 2009, under executive employment agreements, the Company granted 6,000,000 stock options to its three executive officers relating to the 2010 Fiscal year. The nature and terms of these stock options are more fully described in Note 13. The Company will record compensation expense of $7,200 in Fiscal 2010 relating to the granting of the stock options.

On February 16, 2010, the Company’s Board of Directors approved an amended Certificate of Designation with respect to the authorization of up to 25,000,000 Series A Preferred shares, an increase from the 15,000,000 shares of Series A Preferred stock that were authorized to be issued. On December 6, 2010, the 10,000 additional authorized Series A Preferred shares were issued to two Directors and Officers of the Company. As at March 1, 2011, the Company had 25,000,000 Series A preferred shares issued and outstanding.

On February 17, 2010, the Company's Board of Directors approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of Common stock, par value $0.001, from 1,500,000,000 shares to 2,000,000,000 shares.

On December 6, 2010, the Company's Board of Directors approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of Common stock, par value $0.001, from 2,000,000,000 shares to 2,500,000,000 shares.

Subsequent to June 30, 2009 and up to February 16, 2011, the Company issued 1,114,007,540 common shares for services performed and in partial payment of a Settlement Agreement under Securities Act Regulation 10(a)3. As at March 1, 2011, the Company had 2,233,499,756 common shares issued and outstanding, versus its authorization of 2,500,000,000 shares.

Additional funding from private investors, referred to in Note 8, was received subsequent to June 30, 2009 and up to March 1, 2011 in the amount of $116,285 with conversion prices ranging from $.001 to $.005 and, when converted, would represent an additional issuance of 71,405,000 common shares.

Reports Filed on Form 8-K

  April 14, 2009.        Amend Articles of Incorporation
  May 12, 2009.         Amend Articles of Incorporation
  May 22, 2009          Notice of non-reliance on financial statements
  June 10, 2009.         Notice of non-reliance on financial statements
  August 11, 2009 (post-period) Change in certifying accountant
  September 15, 2009 (post-period amendment) Change in certifying accountant
  September 21, 2009 Change in certifying accountant

Financial Statement Schedules
None. Financial statements schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

Exhibits
The exhibits filed as a part of this Annual Report or incorporated herein by reference are as follows (Exhibits Incorporated Herein By Reference, Exhibit No. As Filed With Document Indicated):

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2011	THE TIREX CORPORATION

/s/ John L. Threshie, Jr.
John L. Threshie, Jr.
Chairman of the Board of Directors and
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

Principal Executive Officer:
	Chairman of the Board	March 1, 2011
/s/ JOHN L. THRESHIE, JR.	of Directors and Chief
John L. Threshie, Jr.	Executive Officer

Principal Financial and Accounting Officer:
	Secretary, Treasurer,	March 1, 2011
/s/ MICHAEL D.A. ASH	and Chief Financial and
Michael D.A. Ash	Accounting Officer

A Majority of the Board of Directors:
	Chairman of the Board	March 1, 2011
/s/ JOHN L. THRESHIE, JR.	of Directors
John L. Threshie, Jr.

/s/ HENRY MEIER	Director	March 1, 2011
Henry Meier

/s/ LOUIS V. MURO	Director	March 1, 2011
Louis V. Muro

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

No annual report or proxy materials have been sent to security holders during the fiscal year ended June 30, 2009 or the subsequent interim periods. As at the date hereof, the Company plans to furnish proxy materials relating to its annual meeting, which is presently contemplated to be held during the current fiscal year. All such materials will be furnished to the Commission at the same time as they are sent to securities holders.